Form 10-Q
period 2017-05-27
Simply Good Foods Co
filed 2017-07-14
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 27, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from to
Commission File Number: 001-37828
_______________________________________________________
The Simply Good Foods Company
(Exact name of registrant as specified in its charter)
_______________________________________________________

Delaware	82-1038121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1050 17th Street, Suite 1500
Denver, CO 80265
(303) 633-2840
(Address of principal executive offices and zip code)
(303) 633-2840
(Registrant's telephone number, including area code)
_______________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☒

As of July 14, 2017, there were 70,562,500 shares of the Company's Common Stock, par value $0.01 per share, issued and outstanding.

NCP-ATK HOLDINGS, INC. AND SUBSIDIARIES
(dba ATKINS NUTRITIONALS)

Introductory note

The Simply Good Foods Company ("Simply Good Foods”), was formed on March 30, 2017 to consummate a business combination with NCP-ATK Holdings, Inc. (“Atkins”) which occurred on July 7, 2017. As a result Simply Good Foods owns all of the equity in Atkins. See Note 10 to the financial statements set forth herein. The Board of Simply Good Foods has chosen the last Saturday of each August as the end of its fiscal year.
At May 27, 2017, and prior to the business combination, Simply Good Foods Company had no assets, no operations and only nominal capitalization. The historical condensed consolidated financial statements herein reflect the historical results of operations and financial position of Atkins for all periods presented.

Part I. Financial Information

Item 1. Financial Statements
NCP-ATK Holdings, Inc. and Subsidiaries
(dba Atkins Nutritionals)

Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	May 27, 2017	August 27, 2016
Assets
Current assets:
Cash and cash equivalents	$22,163	$78,492
Accounts receivable, net	36,194	42,839
Inventories, net	29,469	27,544
Prepaid expenses	2,916	1,753
Other current assets	15,458	8,353
Total current assets	106,200	158,981

Long-term assets:
Property and equipment, net	1,857	2,273
Intangible assets, net	183,688	185,688
Goodwill	55,190	40,724
Other long term assets	2,224	1,846
Total assets	$349,159	$389,512

Liabilities and stockholders' equity (deficit)

Current liabilities:
Accounts payable	$18,095	$18,750
Accrued interest	3,538	4,028
Accrued expenses and other current liabilities	13,795	16,629
Current maturities of long-term debt	—	11,387
Total current liabilities	35,428	50,794

Long-term liabilities:
Long-term debt, less current maturities	280,953	321,638
Warrant liabilities	15,000	15,722
Deferred income taxes	29,424	29,192
Total liabilities	360,805	417,346
See Commitments and contingencies (Note 11)

Stockholders' equity (deficit):
Common stock	5	5
Additional paid-in-capital	(41,571)	(43,551)
Retained earnings	30,752	16,155
Accumulated other comprehensive (loss)	(832)	(443)
Total stockholders' equity (deficit)	(11,646)	(27,834)
Total liabilities and stockholders' equity (deficit)	$349,159	$389,512
See accompanying notes to unaudited consolidated financial statements.

NCP-ATK Holdings, Inc. and Subsidiaries
(dba Atkins Nutritionals)

Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
(In thousands, except share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
Net sales	$96,503	$104,590	$298,614	$324,367
Cost of goods sold	52,933	62,162	159,759	188,651
Gross profit	43,570	42,428	138,855	135,716

Operating Expenses:
Distribution	4,084	4,598	13,413	13,673
Selling	4,350	5,444	12,621	14,813
Marketing	9,733	9,494	28,969	28,958
General and administrative	12,276	12,215	33,975	34,080
Depreciation and amortization	2,482	2,458	7,409	7,705
Other Expense	17	227	75	652
Total operating expenses	32,942	34,436	96,462	99,881

Income from operations	10,628	7,992	42,393	35,835

Other income (expense):
Change in warrant liabilities	1,119	—	722	—
Interest expense	(6,430)	(6,559)	(20,059)	(20,292)
Loss (gain) on foreign currency transactions	724	357	6	(44)
Other income (expense)	83	(12)	282	104
Total other expense	(4,504)	(6,214)	(19,049)	(20,232)

Income before income taxes	6,124	1,778	23,344	15,603
Income tax expense	1,777	1,002	8,747	6,728
Net income	$4,347	$776	$14,597	$8,875

Other comprehensive income:
Foreign currency translation adjustments	(805)	33	(389)	158
Comprehensive income	$3,542	$809	$14,208	$9,033
See accompanying notes to unaudited consolidated financial statements.

NCP-ATK Holdings, Inc. and Subsidiaries
(dba Atkins Nutritionals)

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	May 27, 2017	May 28, 2016
Operating activities
Net income	$14,597	$8,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,409	7,705
Amortization of deferred financing costs and debt discount	1,474	1,387
Stock compensation expense	1,871	1,545
Change in warrant liabilities	(722)	—
Unrealized loss on foreign currency transactions	(111)	470
Deferred income taxes	(1,128)	6,110
Changes in operating assets and liabilities:
Accounts receivable, net	8,289	(10,641)
Inventories, net	(1,110)	1,085
Prepaid expenses	(399)	239
Other current assets	(7,964)	2,146
Accounts payable	(1,168)	(1,314)
Accrued interest	(490)	(142)
Accrued expenses and other current liabilities	(1,846)	1,345
Other	39	57
Net cash provided by operating activities	18,741	18,867
Investing activities
Purchases of property, plant, and equipment	(421)	(521)
Wellness Foods investment	(21,039)	—
Net cash used in investing activities	(21,460)	(521)
Financing activities
Proceeds from option exercises	109	—
Principal payments of long-term debt	(53,586)	(7,464)
Net cash used in financing activities	(53,477)	(7,464)
Cash and cash equivalents
Net (decrease) increase in cash	(56,196)	10,882
Effect of exchange rate on cash	(133)	(290)
Cash at beginning of period	78,492	57,094
Cash and cash equivalents at end of period	$22,163	$67,686

Supplemental disclosures of cash flow information
Cash paid for interest	$18,949	$19,034
Cash paid for taxes	$12,371	$237
See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Interim Financial Statements
(In thousands, except for shares data)
1. General
Description of Business
NCP-ATK Holdings, Inc. (dba Atkins Nutritionals and referred to herein as “Atkins” or “the Company”) operates in the healthy snacking category. The Atkins approach focuses on a healthy diet with reduced levels of refined carbohydrates and refined sugars and encourages the consumption of lean protein, fiber, fruits, vegetables, and good fats. The Company sells a variety of nutrition bars, shakes, and frozen meals designed around the nutrition principles of the Atkins Diet.
The Company has experienced in the past, and expects to continue to experience, seasonal fluctuations in sales as a result of consumer spending patterns. Historically, sales have been greatest in the first calendar quarter, which corresponds with the second fiscal quarter, and lowest in the fourth calendar quarter, which corresponds with the first fiscal quarter. The Company believes these consumer spending patterns are driven primarily by the predisposition of consumers to adjust their approach to nutrition at certain times of the year as well as the timing of the Company’s advertising linked with key customer promotion windows.
Licensing of the Frozen Meals
On September 1, 2016, the agreement with Bellisio Foods to license Atkins’ frozen meals resulting in royalty income became effective. This income will be reported within net sales for the period beginning with the thirty-nine weeks ended May 27, 2017 whereas the frozen sales and related profitability was included in net sales through operating income in all prior periods. For a further discussion of this agreement, see note 9 Significant Agreement, in the notes to the Financial Statements.

Basis of Presentation
The interim financial information as of May 27, 2017 and May 28, 2016 has been prepared without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and pursuant to Regulation S-X. Certain information and footnote disclosures, which are normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been omitted pursuant to those rules and regulations. It is recommended that these interim financial statements be read in conjunction with the Company’s consolidated financial statements and related notes thereto for the 52 weeks ended August 27, 2016, the 35 weeks ended August 29, 2015, the 52 weeks ended December 27, 2014 and the 52 weeks ended December 28, 2013 in the definitive proxy statement/prospectus of The Simply Good Foods Company, ("Simply Good Foods") dated June 15, 2017.
Merger
See note 10, Subsequent Events, for discussion of the Company's July 2017 merger transaction.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. The consolidated financial statements are prepared in accordance with GAAP.
Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, deposits available on demand, and other short-term, highly liquid investments with original maturities of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value.
Concentration of Credit Risk

Atkins maintains cash balances in five financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution. From time to time, Atkins’ balances may exceed this limit. As of May 27, 2017, and August 27, 2016, uninsured cash balances were approximately $21.9 million and $78.2 million, respectively. Atkins believes it is not exposed to any significant credit risk on cash.
Accounts Receivable and Trade Promotions
The Company estimates the allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information and fiscal strength of customer. Normally, accounts receivable are due within 30 days after the date of the invoice. Receivables more than 90 days old are considered past due. Accounts receivable are written off when they are determined to be uncollectible. The Company’s policy for estimating allowances for doubtful accounts with respect to receivables is to record an allowance based on a historical evaluation of write-offs, aging of balances, and other quantitative and qualitative analyses. At May 27, 2017 and August 27, 2016, the allowance for doubtful accounts was $0.4 million and $0.3 million, respectively.
The Company estimates allowances to reflect commitments made to customers for customer-executed promotional activities and other incentive offerings, including special pricing agreements, price protection, promotions, and volume-based incentives, as well as damaged and aged customer inventory. These allowances are based on historical evaluations, both qualitative and quantitative, as well as the Company’s best estimate of current activity. The allowances for customer programs and other incentive offerings are recorded at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer toward earning the incentive. The Company’s allowances for these commitments are recorded as a reduction to both accounts receivables and net sales. At May 27, 2017 and August 27, 2016, the allowance for these commitments was $10.9 million and $9.6 million, respectively.
Inventories
Inventories, which consist of nutrition bars, shakes, frozen meals and packaging material, are valued at the lower of cost or market, with cost determined using standard costs which approximate costs determined on the first-in, first-out method, and with market defined as the lower of replacement cost or realizable value. Inventories consist materially of finished goods.
Obsolete inventory is reserved at 50% for inventory four to six months from expiration, and 100% for items within three months of expiration. Reserves are also taken for certain products or packaging materials when it is determined their cost may not be recoverable. At May 27, 2017and August 27, 2016, the provision for obsolete inventory was $0.3 million and $1.0 million, respectively.
Property and Equipment
Property and equipment are stated at cost or the allocated fair value in purchase accounting, net of accumulated depreciation. The costs of additions and betterments that substantially extend the useful life of an asset are capitalized and the expenditures for ordinary repairs and maintenance are expensed in the period incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts, and any gain or loss is included in other income.
The Company capitalizes costs of materials and consultants involved in developing its website and mobile applications for smart phones (collectively, “website development costs”). Costs incurred during the preliminary project and post-implementation stages are charged to expense. Website development costs are amortized on a straight-line basis over an estimated useful life of three years.

Depreciation of property and equipment is provided utilizing the straight-line method over the estimated useful lives of the respective assets as follows:

Furniture and fixtures	7 years
Computer equipment, software, and website development costs	3-5 years
Machinery and equipment	7 years
Office equipment	3-5 years

Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful life of the improvement utilizing the straight-line method.

The Company determines whether there has been an impairment of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever events or changes in business circumstances indicate that the carrying value of any long-lived assets may not be fully recoverable. There were no indicators of impairment in the thirty-nine weeks ended May 27, 2017 and May 28, 2016.
Goodwill and Intangible Assets
Goodwill and intangible assets result primarily from acquisitions. Intangible assets primarily include brands and trademarks with indefinite lives and customer-related relationships with finite lives. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including customer-related intangible assets and trademarks, with any remaining purchase price recorded as goodwill.
Finite-lived intangible assets are amortized utilizing the straight-line method over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described in the "Property and Equipment" significant accounting policy.
For goodwill and other intangible assets that have indefinite lives, those assets are not amortized. Rather impairment tests are conducted on an annual basis or more frequently if indicators of impairment are present.
A qualitative assessment of goodwill and indefinite-lived intangibles was performed as of August 27, 2016. Qualitative assessment includes consideration for the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. Based on the results of this assessment, it was determined that it is more likely than not the reporting unit had a fair value in excess of carrying value.
Deferred Financing Costs and Debt Discounts
Costs incurred in obtaining long-term financing paid to parties other than creditors are considered a debt discount and are amortized over the terms of the long-term financing agreements using the effective-interest method. Amounts paid to creditors are recorded as a reduction in the proceeds received by the creditor and are considered a discount on the issuance of debt.
Research and Development Activities
The Company’s research and development activities primarily consist of generating and testing new product concepts, new flavors, and packaging and are primarily internal. The Company expenses research and development costs as incurred as they primarily relate to compensation, facility costs and purchased research and development services, materials and supplies. Research and development costs are included in General and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (loss).

Income Taxes
Income taxes include federal, state, and foreign taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the differences between the financial statement balances and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the fiscal year that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.
Foreign Currency Translation
For all foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated into U.S. dollars using the exchange rate in effect at the end of each reporting period. Income statement accounts are translated at the average rate of exchange prevailing during each reporting period. Translation adjustments arising from the translation of these amounts are recorded as a component of Other comprehensive income (loss).
Unrealized foreign currency gains and losses arising from the remeasurement of intercompany positions within the Company’s international subsidiaries are recorded as a component of other income (expense).
Revenue Recognition
Atkins recognizes revenue from the sale of product when (i) persuasive evidence of an arrangement exists, (ii) the price is fixed or determinable, (iii) title and risk of loss pass to the customer at the time of delivery and (iv) there is reasonable assurance of collection of the sales proceeds. Atkins records estimated reductions to revenue for customer programs, slotting fees and incentive offerings, including special pricing agreements, price protection, promotions and other volume-based incentives at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer toward earning the incentive. Some of these incentives are recorded by estimating costs based on Atkins’ historical experience and expected levels of performance of the trade promotion.
Advertising Costs
Production costs related to television commercials are expensed when first aired. All other advertising costs are expensed through selling and marketing. Production costs related to television commercials not yet aired are included in the Prepaid expenses in the accompanying Consolidated Balance Sheets. There were no production costs for the thirteen weeks and thirty-nine weeks ended May 27, 2017 and May 28, 2016.
Share-Based Compensation
Share-based compensation is rewarded to employees, directors, and consultants of the Company. Share-based compensation expense is recognized for equity awards over the vesting period based on their grant-date fair value. The fair value of option awards is estimated at the date of grant using the Black-Scholes valuation model. The exercise price of each stock option equals or exceeds the estimated fair value of the Company’s stock price on the date of grant. Options can generally be exercised over a maximum term of ten years. Compensation expense is recognized only for equity awards expected to vest, and the Company estimates forfeitures at the date of grant and at each reporting date based on its historical experience and future expectations. Share based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported.
Shipping and Handling Costs
Costs associated with products shipped to customers are recognized in Distribution in the accompanying Consolidated Statements of Operations and Comprehensive Income (loss). The Company’s cost of sales does not include shipping and handling amounts related to the delivery to the buyer.
Recently Issued and Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The objective of ASU No. 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the implementation of ASU No. 2014-09 by one year to fiscal years and interim periods within those years beginning after December 15, 2017. An entity may elect to early adopt as of the original effective date, fiscal years and interim periods within those years beginning after December 15, 2016. In April 2016, the FASB issued ASU No. 2016-10,

Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing which provides additional clarification regarding identifying performance obligations and licensing. In December 2016, the FASB issued ASU No. 2016-19, 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These ASUs will replace most existing revenue recognition guidance in GAAP and will be effective for the, as a public company (see note 10), Company beginning in fiscal 2019. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method and the Company has not yet selected which transition method to apply.
The Company is currently evaluating recently issued guidance on practical expedients as part of the transition decision. Upon initial evaluation, the Company believes the key changes in the standard that impact revenue recognition relate to the recognition of customer programs and incentive offerings, including special pricing agreements, price protection, promotion, and other volume-based incentives. The Company is still in the process of evaluating these impacts.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40) - Going Concern: Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU No. 2014-15 explicitly requires management to evaluate, at each annual or interim reporting period, whether there are conditions or events that exist which raise substantial doubt about an entity's ability to continue as a going concern and to provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and annual and interim periods thereafter, with early adoption permitted. The Company has evaluated the adoption of this new standard on its financial statement disclosures and does not anticipate there to be an impact.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. In April 2015, Atkins changed the manner in which it reports debt issuance costs due to the adoption of ASU No. 2015-03. Debt issuance costs related to a recognized debt liability previously reported as assets have been reclassified as a direct deduction from the carrying amount of debt liabilities in Atkins’ consolidated financial statements in all periods presented. Atkins adopted this standard in 2016 on a retrospective basis.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory. The amendments clarify that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. The Company has adopted the new accounting standard in the interim period ending February 25, 2017 and no adjustments were made to the inventory balance as a result of the adoption.
In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. In April 2015, Atkins changed the manner in which it reports debt issuance costs due to the adoption of ASU No. 2015-03. Debt issuance costs related to a recognized debt liability previously reported as assets have been reclassified as a direct deduction from the carrying amount of debt liabilities in Atkins’ consolidated financial statements in all periods presented. Atkins adopted this standard in 2016 on a retrospective basis.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The objective of this update is to simplify the presentation of deferred income taxes by requiring all deferred tax assets and liabilities to be classified as noncurrent in the statement of financial position. The amendments in this update do not affect the current requirement to offset deferred tax assets and liabilities for each tax-paying component within a tax jurisdiction. This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods, and can be applied either prospectively or retrospectively. Early adoption is permitted. The Company adopted this ASU in 2016 on a retrospective basis.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments- Overall (Subtopic 825-10). This new standard enhances the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. This ASU is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This ASU is effective for the Company’s August 2018 fiscal year end. The Company does not anticipate adoption of this new standard will be material to its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for the Company beginning in fiscal 2019. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The pronouncement simplifies the accounting for income tax consequences of share-based payment transactions. The new guidance requires that all of the tax related to share-based payments be recorded in earnings at settlement (or expiration). This guidance is effective for the Company beginning in fiscal 2017. Early adoption is permitted. The Company is currently evaluating the effects adoption of this guidance will have on the Company’s consolidated financial statements and financial statement disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for all entities, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. This new standard is effective for the Company starting August 2018. The Company does not anticipate adoption of this ASU will have a material impact on its Consolidated Statement of Cash Flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. The amended standard simplifies how an entity tests goodwill by eliminating Step 2 of the goodwill impairment test. The amended standard also modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The new guidance is effective for the Company beginning in fiscal 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the new guidance on its goodwill impairment testing.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The provisions of this ASU provide a more robust framework to use in determining when a set of assets and activities is a business by clarifying the requirements related to inputs, processes, and outputs. These provisions are to be applied prospectively and are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. This ASU is effective for the Company’s 2019 fiscal year end. The Company does not presently believe adoption of this new standard will be material to its consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amended standard specifies the modification accounting applicable to any entity which changes the terms or conditions of a share-based payment award. The new guidance is effective for all entities after December 2017. Early adoption is permitted. The Company does not presently believe adoption of this new standard will be material to its consolidated financial statements.

2. Acquisition of Wellness Foods
On December 21, 2016, the Company completed the acquisition of Wellness Foods, Inc. (“Wellness Foods”), a Canadian-based company and owner of the Simply Protein line of products for $21.0 million in cash. Wellness Foods is based Toronto, Canada and manufactures, markets and distributes protein rich snack foods that offer clean eating, optimal ingredients and innovative nutrition. The acquisition of Wellness Foods expanded the portfolio of protein rich products and provided new product capabilities to support Atkins’ brand of “low-carb”, “effective weight-management” and “protein-rich” diet. The Company has included Wellness Foods’ results of operations in the Consolidated Statements of Operations and Income from the date of acquisition.

The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which includes intangible assets of approximately $4.6 million and relate primarily to tradenames and customer relationships. Intangible assets subject to amortization of approximately $0.7 million are being amortized over a 15 year term and relate primarily to customer relationships.

The following table summarizes the allocation of the purchase price to the fair value of assets acquired and liabilities assumed in relation to the acquisition of Wellness Foods. The purchase price allocations are based upon preliminary valuations. Accounting guidance provides that the allocation of the purchase price may be modified up to one year from the date of the merger as more information is obtained about the fair value of assets acquired and liabilities assumed. This will be evaluated in conjunction with the merger discussed in note 10 Subsequent Events. The preliminary amounts recognized are subject to further revision to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Any changes to the fair value assessments may affect the purchase price allocation and could potentially impact goodwill.

December 21, 2016
Assets acquired:
Accounts receivable, net	$1,122
Prepaid expenses and other current assets	48
Inventories, net	1,388
Property and equipment, net	13
Intangible assets	4,560
Income taxes receivable	305
Liabilities assumed:
Accounts payable	765
Accrued expenses and other current liabilities	97
Other taxes payable (VAT)	2
Total identifiable net assets	6,572
Goodwill	14,467
Total purchase price	$21,039

3. Goodwill and Intangibles
The change in the carrying amount of goodwill for the thirty-nine weeks ended May 27, 2017 is as follows:

Total
Balance as of August 27, 2016	$40,724
Goodwill acquired during the period	14,467
Effect of exchange rate changes	(1)
Balance as of May 27, 2017	$55,190

Intangible assets, net, consist of the following:

		May 27, 2017
	Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$113,712	$—	$113,712
Intangible assets with finite lives:
Customer relationships	15 years	121,748	52,137	69,611
Proprietary recipes and formulas	7 years	4,760	4,395	365
		$240,220	$56,532	$183,688

		August 27, 2016
	Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$109,900	$—	$109,900
Intangible assets with finite lives:
Customer relationships	15 years	121,000	46,087	74,913
Proprietary recipes and formulas	7 years	4,760	3,885	875
		$235,660	$49,972	$185,688

Amortization expense related to intangible assets during the thirteen weeks ended May 27, 2017 and May 28, 2016, was $2.2 million and $2.2 million, respectively. Amortization expense related to intangible assets during the thirty-nine weeks ended May 27, 2017 and May 28, 2016, was $6.6 million and $6.9 million, respectively.

4. Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measurements, a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:
Level 1 – Valuations based on quoted prices for identical assets and liabilities in active markets.
Level 2 – Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 – Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.
The following tables set forth the Company’s assets and liabilities measured at fair value.
Fair value at May 27, 2017 is summarized as follows:

Description	Level 1	Level 2	Level 3	Total
Liabilities
Warrants	$—	$—	$15,000	$15,000

Fair value at August 27, 2016 is summarized as follows:

Description	Level 1	Level 2	Level 3	Total
Liabilities
Warrants	$—	$—	$15,722	$15,722

From August 27, 2016 to May 27, 2017, the fair value of the warrants decreased $0.7 million which is included in Changes in warrant liabilities in the accompanying Consolidated Statement of Operations and Comprehensive Income. The fair value of the warrants have been calculated based on estimating future cash payments to be made to the former owner, in part based on the probability-weighted present value of various payout scenarios. Key fair value inputs are the discount rate; expected future cash flows under various payout scenarios, which are derived in part from an estimate of various transaction prices on a future change in a control event; and a probability analysis of the payout scenarios. The methodology for measuring fair value is sensitive to the volatility of key inputs mentioned above.
At May 27, 2017 and August 27, 2016, the carrying value of the Company’s debt approximates its fair value as (i) it is based on a variable interest rate that changes based on market conditions and (ii) the margin applied to the variable rate is based on the Company’s credit risk, which has not changed since entering into the debt instrument.

5. Income Taxes
The following table shows the tax expense and the effective tax rate for the thirty-nine weeks ended May 27, 2017 and May 28, 2016 resulting from operations:

	May 27, 2017	May 28, 2016
Income before income taxes	$23,344	$15,603
Provision for income taxes	$8,747	$6,728
Effective tax rate	37.5%	43.1%

The effective tax rate for the thirty nine weeks ended May 27, 2017 is lower than the effective tax rate for the thirty nine weeks ended May 28, 2016 by 5.6%, which is primarily driven by a greater pre-tax income combined with lower permanent differences.

6. Long-Term Debt and Line of Credit
On April 3, 2013, the Company entered into a First Lien Credit Agreement (the “First Lien”) and a Second Lien Credit Agreement (the “Second Lien”) with Credit Suisse Securities (USA) LLC. The First Lien consists of a $20.0 million revolving line of credit and a $255 million term loan. The First Lien revolving line of credit bears interest at a rate per annum equal to the London Interbank Offered Rate (“LIBOR”), with a floor of 1.25%, plus 5.0%, and matures on April 3, 2018. The First Lien term loan requires quarterly principal and interest payments, bears interest at a rate per annum equal to LIBOR, with a floor of 1.25%, plus 5.0%, and matures on January 2, 2019. The First Lien also provides for an excess cash flow prepayment based on a contractual formula, payable within 120 days of the end of each fiscal year. Each term lender has the right to refuse any such prepayment. Prepayments are applied against the future principal payments in a manner that is set forth in the First Lien credit agreement. The Second Lien consists of a $100 million term loan that requires annual interest payments, bears interest at a rate per annum equal to LIBOR, with a floor of 1.25%, plus 8.5%, and matures on April 3, 2019. During the thirteen weeks ended May 27, 2017, the Company made a payment of $50 million on the First Lien.

Under the First Lien and Second Lien, the Company has granted the lenders a security interest in substantially all of the assets of the Company, including its subsidiaries and an affiliate. In addition, the First Lien and Second Lien contain various restrictions, including restrictions on the payment of dividends and other distributions to equity and warrant holders, and provide for the maintenance of certain financial ratios. The Company was in compliance with these covenants at May 27, 2017 and August 27, 2016.

At May 27, 2017 and August 27, 2016, there were no amounts drawn against the Company’s lines of credit, and long-term debt consists of the following:

	May 27, 2017	August 27, 2016
First Lien and Second Lien term loans	$283,417	$337,209
Less: deferred financing fees	2,464	4,184
Total debt	280,953	333,025
Less: current maturities, net of deferred financing fees of $.6 million at May 27, 2017 and $1.8 million at August 27, 2016	—	11,387
Long-term debt, net of deferred financing fees	$280,953	$321,638

7. Commitments and Contingencies
Leases
The Company has non-cancelable operating leases for seven buildings. Rent expense charged to operations amounted to $0.5 million and $0.7 million for the thirteen weeks ended May 27, 2017 and May 28, 2016, respectively. Rent expense charged to operations amounted to $1.5 million and $1.9 million for the thirty-nine weeks ended May 27, 2017 and May 28, 2016, respectively.

Litigation
The Company is a party to certain litigation and claims that are considered normal to the operations of the business. Management is of the opinion that the outcome of these actions will not have a material adverse effect on the Company’s consolidated financial statements.
Other
The Company has entered into endorsement contracts with certain celebrity figures to promote and endorse the Atkins brand and line of products. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement.  Based on the terms of the contracts in place and achievement of performance conditions as of May 27, 2017, the Company will be required to make payments of less than $0.1 million over the next six months.

8. Segment and Customer Information
The Company has organized its operations into one operating segment that sells its branded nutritional foods and snacking products designed around the nutrition principles of the Atkins diet. The results of the operating segment is reviewed by the Company’s chief operating decision maker to make decisions about resource expenditures and assessing financial performance. This operating segment is therefore the Company’s reportable segment.
The financial information relating to the Company’s segment is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
Revenues from external customers	$96,503	$104,590	$298,614	$324,367
Income from operations	10,628	7,992	42,393	35,835
Income before income taxes	6,124	1,778	23,344	15,603
Total assets	349,159	377,529	349,159	377,529

Reconciliations of the totals of reported segment revenues, profit, or loss measurement, assets, and other significant items reported by segment to the corresponding GAAP totals is not applicable to Atkins as it only has one reportable segment.

Significant Customers
At May 27, 2017 and August 27, 2016, approximately 31% and 41% of gross trade accounts receivable, respectively, were derived from one customer. For the thirteen weeks ended May 27, 2017 and May 28, 2016, approximately 41% and 35% of gross sales, respectively, were derived from the same retailer. For the thirty-nine weeks ended May 27, 2017 and May 28, 2016, approximately 47% and 38% of gross sales, respectively, were derived from the same retailer.

9. Significant Agreement

In July 2016, the Company entered into an Exclusive License Agreement (the “License Agreement”) with a co-manufacturer to use the Atkins name and licensed marks to develop, market, distribute and sell frozen food products. In accordance with and subject to terms and conditions of the License Agreement, Atkins will receive a minimum annual royalty payment of $4.0 million in the first year of the License Agreement and increasing annually 3% through the seventh year. Immediately following the initial seven year term, and only upon prior mutual written agreement of the parties, the License Agreement may renew for an additional consecutive seven year period. The License Agreement became effective on September 1, 2016 and all related revenue will be recorded in Net sales in the accompanying Consolidated Statement of Operations and Comprehensive Income as net sales.

10. Subsequent Events
On July 7, 2017, the Company completed a business combination with Conyers Park Acquisition Corp (“Conyers Park”). Conyers Park, a special purpose acquisition company, was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On April 10, 2017, Conyers Park and Atkins announced that they entered into a definitive agreement (the "Merger Agreement"). Under the terms of the agreement, Conyers Park and Atkins combined under a new holding company, Simply Good Foods, which is expected to be listed on the NASDAQ stock exchange under the symbol “SMPL” upon closing of the proposed transaction (the “Business Combination”).

Per the Merger Agreement, Conyers Park purchased the majority of the Atkins business from Roark Capital Acquisition (“Roark”). Roark retained a minority interest (approximately 13%) in Simply Good Foods.
The Business Combination funded through a combination of cash, stock, and debt financing. The selling equity owners of Atkins, Roark, received approximately $730.1 million in total consideration, inclusive of 10.3 million shares of common stock of Simply Good Foods valued at $10.00 per share, subject to adjustments in accordance with the terms of the definitive agreement. The selling equity owners are also entitled to future cash payments pursuant to a tax receivable agreement.
Along with the $402.5 million of cash held in Conyers Park’s trust account, Conyers Park secured additional commitments for $100 million of common stock private placement at $10.00 per share from large institutional investors. The Business Combination included committed debt financing.

The Business Combination is accounted for using the acquisition method of accounting in accordance with the FASB Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, Fair Value Measurements, as of the Business Combination date. Under the acquisition method of accounting, the assets acquired and liabilities assumed will be recorded at the effective time of the Business Combination at their respective fair values and added to those of Conyers Park. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date.

The following estimated purchase price allocation is preliminary, subject to change, and is based upon the Company's financial statements as of May 27, 2017.

Cash paid to selling equityholders	$627,625
Equity consideration paid to selling equityholders	102,500
Total cash and equity consideration	730,125
Tax Receivable Agreement to selling equityholders	16,058
Total consideration	$746,183

Accounts receivable, net	$36,194
Inventories, net	29,469
Other current assets	18,374
Property and equipment, net	1,857
Intangible assets, net	345,800
Goodwill	373,579
Other long-term assets	2,224
Accounts payable	(18,095)
Other current liabilities	(13,795)
Deferred income taxes	(29,424)
Total assets acquired and liabilities assumed	$746,183

At the closing of the Business Combination, Simply Good Foods executed the Tax Receivable Agreement with the Stockholders’ Representative (on behalf of the selling equityholders). The Tax Receivable Agreement is considered contingent consideration for accounting purposes and included as part of the total consideration transferred in the business combination. The Tax Receivable Agreement obligation is recorded at its acquisition-date fair value and classified as a liability. The Tax Receivable Agreement generally provides for the payment by Simply Good Foods to the selling equityholders for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Simply Good Foods, Conyers Park, Atkins and Atkins eligible subsidiaries from the use of up to $100 million of the following tax attributes: (i) net operating losses available to be carried forward as of the closing of the Business Combination; (ii) certain deductions generated by the consummation of the transactions contemplated by the Merger Agreement; and (iii) remaining depreciable tax basis from the 2003 acquisition of Atkins Nutritionals, Inc. As of May 27, 2017, the initial estimated fair value of these contingent payments is $16.1 million which has been recorded as a liability and represents 100% of the value of the recorded tax attributes. Subsequent changes in fair value, after the finalization of the Company's purchase price allocation, will be recognized in earnings.

The final determination of the fair value of the assets acquired and liabilities assumed is expected to be completed as soon as practicable after completion of the Business Combination but not in excess of one year consistent with ASC 805.

Pro Forma Financial Information

The following pro forma financial information presents the combined entity's results as if the Business Combination had occurred on August 29, 2015:

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
	Assuming No Redemptions		Assuming Maximum Redemptions
Revenue	$298,614	$324,367	$298,614	$324,367
Net income	$22,719	$18,903	$19,322	$15,505

These pro forma results include certain adjustments, primarily due to decreases in amortization expense due to the changes in useful lives of intangible assets and decreases in interest expense due to the refinancing of Atkins debt. The pro forma information is not intended to represent or be indicative of the actual results of operations of the combined entity that would have been reported had the Business Combination been completed on August 29, 2015, nor is it representative of future operating results of Simply Good Foods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of Atkins’ audited and unaudited financial condition and results of operations should be read in conjunction with Atkins’ unaudited consolidated interim financial statements and the notes thereto included elsewhere in this Form 10-Q. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding Atkins’ expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from Atkins’ expectations. Atkins’ actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Forward-Looking Statements,” “Risk Factors” and “Unaudited Pro Forma Condensed Consolidated Financial Information.” Atkins assumes no obligation to update any of these forward-looking statements.
The information for the thirty-nine weeks ended May 27, 2017and May 28, 2016 are derived from the unaudited interim consolidated financial statements and the notes thereto included elsewhere in this Form 10-Q.
Any reference to “Atkins” refers to NCP-ATK Holdings, Inc. and its consolidated subsidiaries.

Overview
Atkins is a developer, marketer and seller of branded nutritional foods and snacking products. Its highly-focused product portfolio consists primarily of nutrition bars, RTD shakes, snacks and confectionery products marketed under the Atkins®, SimplyProtein®, Atkins Harvest Trail, Atkins Endulge® and Atkins Lift brand names. Over the past 45 years, Atkins has become an iconic American brand that for many consumers stands for “low carb”, “low sugar”, and “protein rich” nutrition.  In its core snacking business, Atkins strives to offer a complete line of nutrition bars, RTD shakes and confections that satisfy hunger while providing consumers with a convenient, “better-for-you” snacking alternative. In addition to snacking products, Atkins has entered into a license arrangement for frozen meals sold in the U.S. by Bellisio Foods, Inc.

Atkins sales, marketing and R&D capabilities enable it to distribute products into a national customer base across the mass merchandiser, grocery and drug channels. Atkins believes that its broad brand recognition, depth of management talent and strong cash generation position it to continue to innovate in the Atkins brand and acquire other brands, and thereby become an industry leading snacking platform. To that end, in December 2016, Atkins completed the acquisition of Wellness Foods, Inc., a Canada-based developer, marketer and seller of the SimplyProtein® brand that is focused on protein-rich and low-sugar products, which Atkins’ management believes has significant opportunity for expansion in the U.S.

Matters Affecting Comparability
Atkins results of operations for the periods presented in this section were affected by the following:
Licensing of the Frozen Meals
On September 1, 2016, the agreement with Bellisio Foods to license Atkins’ frozen meals resulting in royalty income became effective. This income will be reported within net sales for the period beginning with the thirty-nine weeks ended May 27, 2017 whereas the frozen sales and related profitability was included in net sales through operating income in all prior periods. For a further discussion of this agreement, see note 9 Significant Agreement, in the notes to the Financial Statements.

Atkins’ Reportable Segment
Atkins’ business is organized around one reportable segment based on its go-to-market strategies, the objectives of the business and how Atkins’ chief operating decision maker, its CEO, monitors operating performance and allocates resources.

Recent Developments
Acquisition by Conyers Park
On July 7, 2017, pursuant to the Agreement and Plan of Merger, dated as of April 10, 2017, Conyers Park Parent Merger Sub, Inc. (“Parent Merger Sub”), a wholly-owned subsidiary of The Simply Good Foods Company, a Delaware corporation (“Simply Good Foods”), merged with and into Conyers Park Acquisition Corp (“Parent”), with Parent surviving such merger (the “Parent Merger”), and immediately after the Parent Merger, Conyers Park Merger Sub 1, Inc., a wholly-owned subsidiary of Simply Good Foods, merged with and into NCP-ATK Holdings, Inc. (“Atkins”), with Atkins surviving such merger (together with the Parent Merger, the “Business Combination”), as a result of which Parent and Atkins became wholly-owned subsidiaries of Simply Good Foods.
Emerging Growth Status
Simply Good Foods qualifies as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, Simply Good Foods is choosing to “opt out” of such extended transition period, and as a result, Simply Good Foods will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Simply Good Foods’ decision to opt out of the extended transition period is irrevocable.
Subject to certain conditions set forth in the JOBS Act, Simply Good Foods is not required to, among other things, (1) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (3) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until Simply Good Foods no longer meets the requirements of being an emerging growth company. Simply Good Foods will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of Conyers Park’s initial public offering, which was July 20, 2016, (ii) in which Simply Good Foods has total annual gross revenue of at least $1.0 billion or (iii) in which Simply Good Foods is deemed to be a large accelerated filer, which means the market value of its common stock that is held by non-affiliates exceeds $700 million as of the last business day of its prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Key Financial Definitions
Net sales. Net sales consists primarily of product sales to Atkins’ customers less cost of promotional activities, slotting fees and other sales credits and adjustments, including product returns. However, beginning in the first quarter of the thirty-nine weeks ended May 27, 2017 in connection with the licensing of Atkins’ frozen business noted above, Atkins now includes licensing revenue from the frozen meals business in net sales.
Cost of goods sold. Cost of goods sold consists primarily of the costs Atkins pays to its contract manufacturing partners to produce the products sold. These costs include the purchase of raw ingredients, packaging and a tolling charge for the contract manufacturer. Cost of products sold includes products provided at no charge as part of promotions and the non-food materials provided with customer orders.
Operating expenses. Operating expenses consist primarily of selling, marketing and distribution expenses, general and administrative expenses, depreciation and amortization and other expenses. The following is a brief description of the components of Atkins’ operating expenses:

•
Selling, marketing and distribution. Selling and marketing expenses are comprised of advertising and marketing costs as well as broker commissions. Distribution is principally freight associated with shipping and handling of products from Atkins’ distribution center to the customer.

•
General and administrative. General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support Atkins’ business, including fees for employee salaries, professional services, insurance and other general corporate expenses. We expect our general and administrative fees to increase as we incur additional legal, accounting, insurance and other expenses associated with being a public company.

•
Depreciation and amortization. Depreciation and amortization costs consist of costs associated with the depreciation of fixed assets and capitalized leasehold improvements and amortization of intangible assets.

•	Other expense. Other expense is principally one-time costs of restructuring consisting of severance and related expenses.

Results of Operations
In assessing the performance of its business, Atkins considers a number of key performance indicators used by management and typically used by its competitors, including the non-GAAP measures of EBITDA and Adjusted EBITDA. Because not all companies use identical calculations, this presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.
Comparison of Results for the Thirteen Weeks Ended May 27, 2017 and May 28, 2016
The following table presents, for the periods indicated, selected information from our condensed consolidated financial results, including information presented as a percentage of net sales (in thousands):

	Thirteen Weeks Ended
	May 27, 2017	% of sales	May 28, 2016	% of sales
Net sales	$96,503	100.0%	$104,590	100.0%
Cost of goods sold	52,933	54.9%	62,162	59.4%
Gross profit	43,570	45.1%	42,428	40.6%

Operating expenses:
Selling, marketing and distribution	18,167	18.8%	19,536	18.7%
General and administrative	12,276	12.7%	12,215	11.7%
Depreciation and amortization	2,482	2.6%	2,458	2.4%
Other expense	17	—%	227	0.2%
Total operating expenses	32,942	34.1%	34,436	32.9%

Income from operations	10,628	11.0%	7,992	7.6%
Other income (expense):
Interest expense	(6,430)	(6.7)%	(6,559)	(6.3)%
Other income	1,926	2.0%	345	0.3%
Income before income taxes	6,124	6.3%	1,778	1.7%
Taxes	1,777	1.8%	1,002	1.0%
Net income	$4,347	4.5%	$776	0.7%

Other financial data:
Adjusted EBITDA	$14,773	15.3%	$12,085	11.6%

Net sales. Net sales decreased $8.1 million, or 7.7%, for the thirteen weeks ended May 27, 2017 compared to the thirteen weeks ended May 28, 2016. Comparability of net sales is impacted by the licensing of frozen meals as of September 1, 2016 and the acquisition of Wellness Foods in December 2016. Frozen meals net sales decreased $14.8 million for the thirteen weeks ended May 27, 2017, of which $15.8 million of frozen meals net sales for the period ended May 28, 2016 was replaced by the licensing revenue of approximately $1.0 million for the period ended May 27, 2017. Additionally, net sales increased $2.4 million in the thirteen weeks ended May 27, 2017 from the Wellness Foods acquisition in December 2016. Net sales increased $4.3 million, or 4.8%, excluding the impacts of the licensing of frozen meals business and acquisition of Wellness Foods. This increase was primarily due to increased volume of the snacking business offset by negative pricing and mix changes.
Cost of goods sold. Cost of goods sold decreased $9.2 million, or 14.8%, for the thirteen weeks ended May 27, 2017 compared to the thirteen weeks ended May 28, 2016. The decrease in cost of goods sold was principally due to the licensing of Atkins’ frozen meals and the elimination of the related cost of goods sold in Atkins’ results totaling approximately $12.5 million in the thirteen weeks ended May 27, 2017. This decrease was offset by an increase of $2.1 million in cost of goods sold from its snacking business and the acquisition of Wellness Foods which added $1.2 million in cost of goods sold.
Gross profit. Gross profit increased $1.1 million, or 2.7%, for the thirteen weeks ended May 27, 2017 compared to the thirteen weeks ended May 28, 2016. The increase in gross profit was driven by increased sales, positive product mix, and the addition of Wellness Foods, offset by net impact of for the elimination of lower frozen meals gross profit less the unmatched licensing revenue from frozen meals licensing.
Operating expenses. Operating expenses decreased $1.5 million, or 4.3%, for the thirteen weeks ended May 27, 2017 compared to the thirteen weeks ended May 28, 2016 due to the following:

•
Selling, marketing and distribution. Selling, marketing and distribution expenses decreased $1.4 million, or 7.0%, for the thirteen weeks ended May 27, 2017 compared to the thirteen weeks ended May 28, 2016, primarily due to the elimination of expenses from Atkins’ frozen meals.

•	General and administrative. General and administrative expenses increased $0.1 million for the thirteen weeks ended May 27, 2017 compared to the thirteen weeks ended May 28, 2016.

•	Depreciation and amortization. Depreciation and amortization expenses remained flat for the thirteen weeks ended May 27, 2017 compared to the thirteen weeks ended May 28, 2016.

•
Other expense. Other expenses decreased $0.2 million for the thirteen weeks ended May 27, 2017 compared to the thirteen weeks ended May 28, 2016. The decrease in other expenses was driven primarily by a restructuring charge in the thirteen weeks ended May 28, 2016.

Interest expense. Interest expense decreased $0.1 million for the thirteen weeks ended May 27, 2017 compared to the thirteen weeks ended May 28, 2016 due to payments on Atkins’ debt.
Other income (expense). Other income increased $1.6 million for the thirteen weeks ended May 27, 2017 compared to the thirteen weeks ended May 28, 2016 primarily due to a decrease in the fair value of the warrant liabilities of $1.1 million and foreign currency transaction gains of $0.4 million.
Income tax expense (benefit). Income tax expense increased $0.8 million, from the thirteen weeks ended May 27, 2017 compared to the thirteen weeks ended May 28, 2016. The effective tax rate for the thirteen weeks ended May 27, 2017 is lower than the effective tax rate for the thirteen weeks ended May 28, 2016 by 27.4%, which is primarily driven by a greater pre-tax income combined with lower permanent differences.

Comparison of Results for the Thirty-Nine Weeks Ended May 27, 2017 and May 28, 2016
The following table presents, for the periods indicated, selected information from our condensed consolidated financial results, including information presented as a percentage of net sales (in thousands):

	Thirty-Nine Weeks Ended
	May 27, 2017	% of sales	May 28, 2016	% of sales
Net sales	$298,614	100.0%	$324,367	100.0%
Cost of goods sold	159,759	53.5%	188,651	58.2%
Gross profit	138,855	46.5%	135,716	41.8%

Operating expenses:
Selling, marketing and distribution	55,003	18.4%	57,444	17.7%
General and administrative	33,975	11.4%	34,080	10.5%
Depreciation and amortization	7,409	2.5%	7,705	2.4%
Other expense	75	—%	652	0.2%
Total operating expenses	96,462	32.3%	99,881	30.8%

Income from operations	42,393	14.2%	35,835	11.0%
Other income (expense):
Interest expense	(20,059)	(6.7)%	(20,292)	(6.3)%
Other income	1,010	0.3%	60	—%
Income before income taxes	23,344	7.8%	15,603	4.8%
Taxes	8,747	2.9%	6,728	2.1%
Net income	$14,597	4.9%	$8,875	2.7%

Other financial data:
Adjusted EBITDA	$55,133	18.5%	$47,707	14.7%

Net sales. Net sales decreased $25.8 million, or 7.9%, for the thirty-nine weeks ended May 27, 2017 compared to the thirty-nine weeks ended May 28, 2016. Comparability of net sales is impacted by the licensing of frozen meals as of September 1, 2016 and the acquisition of Wellness Foods in December 2016. Frozen meals net sales decreased approximately $43.8 million for the thirty-nine weeks ended May 27, 2017, of which $46.8 million replaced by the licensing revenue of approximately $3.0 million in the thirty-nine weeks ended May 27, 2017. Additionally, net sales increased approximately $3.5 million in the thirty-nine weeks ended May 27, 2017 from the Wellness Foods acquisition in December 2016. Net sales increased $14.6 million, or 5.2%, excluding the impacts of the licensing of frozen meals business and acquisition of Wellness Foods. This increase was primarily due to increased volume of the snacking business offset by negative pricing and mix changes.
Cost of goods sold. Cost of goods sold decreased $28.9 million, or 15.3%, for the thirty-nine weeks ended May 27, 2017 compared to the thirty-nine weeks ended May 28, 2016. The decrease in cost of goods sold was principally due to the licensing of Atkins’ frozen meals and the elimination of the related cost of goods sold in Atkins’ results totaling $36.5 million in the thirteen weeks ended May 27, 2017. This decrease was offset by an increase of $7.6 million from cost of goods sold related to its snacking business and the Wellness Foods acquisition.
Gross profit. Gross profit increased $3.1 million, or 2.3%, for the thirty-nine weeks ended May 27, 2017 compared to the thirty-nine weeks ended May 28, 2016. The increase in gross profit was driven by increased sales of snacking products, the addition of Wellness Foods, increased cost savings and positive product mix, offset by the elimination of lower frozen meals gross profit less the unmatched licensing revenue from frozen meals licensing.

Operating expenses. Operating expenses decreased $3.4 million, or 3.4%, for the thirty-nine weeks ended May 27, 2017 compared to the thirty-nine weeks ended May 28, 2016 due to the following:

•
Selling, marketing and distribution. Selling, marketing and distribution expenses decreased $2.4 million, or 4.2%, for the thirty-nine weeks ended May 27, 2017 compared to the thirty-nine weeks ended May 28, 2016. The decrease in selling, marketing and distribution expenses was driven primarily by the elimination of expenses from Atkins’ frozen meals of approximately $4.2 million offset by increase in spending to support the snacking business and other charges of approximately $1.8 million.

•	General and administrative. General and administrative expenses decreased $0.1 million for the thirty-nine weeks ended May 27, 2017 compared to the thirty-nine weeks ended May 28, 2016.

•	Depreciation and amortization. Depreciation and amortization expenses decreased $0.3 million for the thirty-nine weeks ended May 27, 2017 compared to the thirty-nine weeks ended May 28, 2016.

•
Other expense. Other expenses decreased $0.6 million for the thirty-nine weeks ended May 27, 2017 compared to the thirty-nine weeks ended May 28, 2016. The decrease in other expenses was driven primarily by a restructuring charge in the thirty-nine weeks ended May 28, 2016 that was unmatched in the current period.

Interest expense. Interest expense decreased $0.2 million for the thirty-nine weeks ended May 27, 2017 compared to the thirty-nine weeks ended May 28, 2016 due to payments on Atkins’ debt.
Other income (expense). Other income increased $0.9 million for the thirty-nine weeks ended May 27, 2017 compared to the thirty-nine weeks ended May 28, 2016 primarily due to the decrease in the fair value of the warrant liabilities of $0.7 million.
Income tax expense (benefit). Income tax expense increased $2.0 million, from the thirty-nine weeks ended May 27, 2017 compared to the thirty-nine weeks ended May 28, 2016. The effective tax rate for the thirty nine weeks ended May 27, 2017 is lower than the effective tax rate for the thirty nine weeks ended May 28, 2016 by 5.6%, which is primarily driven by a greater pre-tax income combined with lower permanent differences.
Reconciliation of Adjusted EBITDA
Adjusted EBITDA. Atkins defines Adjusted EBITDA as net income (loss) before interest expense, income tax expense, depreciation and amortization with further adjustments to exclude the following items: stock-based compensation and warrant expense, transaction costs and IPO readiness, restructuring costs, management fees, transactional exchange impact and other one-time expenses. Atkins believes that the inclusion of these supplementary adjustments in presenting Adjusted EBITDA are appropriate to provide additional information to investors and reflects more accurately operating results of the on-going operations. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in calculation.
The table below provides a reconciliation of Adjusted EBITDA (Earnings before interest, tax, depreciation, and amortization) to its most directly comparable GAAP measure, which is net income (loss), for the thirteen weeks and thirty-nine weeks ended May 27, 2017 and May 28, 2016.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
Net income	$4,347	$776	$14,597	$8,875
Interest expense	6,430	6,559	20,059	20,292
Income tax expense	1,777	1,002	8,747	6,728
Depreciation and amortization	2,482	2,458	7,409	7,705
EBITDA	$15,036	$10,795	$50,812	$43,600

Warrants	$(1,119)	$—	$(722)	$—
Stock based compensation	808	493	1,871	1,545
Transaction fees	(184)	195	372	470
Restructuring costs	17	228	74	652
Management fees	389	719	1,370	1,357
Frozen licensing media	459	—	794	—
One-time legal costs	163	—	618	—
Other (1)	(796)	(345)	(56)	83
Adjusted EBITDA	$14,773	$12,085	$55,133	$47,707
______________________

(1)	Other items consist principally of exchange impact of foreign currency transactions as well as minor impacts of channel inventory returns
Adjusted EBITDA increased $2.7 million, or 22.3%, for the thirteen weeks ended May 27, 2017 compared to the thirteen weeks ended May 28, 2016. The increase in Adjusted EBITDA was driven primarily by increased sales and improved profitability of the snacking business, and the additional operating income from the Wellness Food acquisition.
Adjusted EBITDA increased $7.4 million, or 15.6%, for the thirty-nine weeks ended May 27, 2017 compared to the thirty-nine weeks ended May 28, 2016. The increase in Adjusted EBITDA was driven primarily by increased sales and improved profitability of the snacking business, and the additional operating income from the Wellness Food acquisition.

Liquidity and Capital Resources
Overview. Atkins has historically funded its operations with cash flows from operations and, when needed, with borrowings under its credit facility. Atkins’ principal uses for liquidity have been debt service and working capital. Atkins believes its sources of liquidity and capital will be sufficient to finance its continued operations, growth strategy and additional expenses we expect to incur as a public company for at least the next twelve months.
Cash Flows
The following table summarizes cash flows information for the thirty-nine weeks ended May 27, 2017 and May 28, 2016.

	Thirty-Nine Weeks Ended
	May 27, 2017	May 28, 2016
Net cash provided by operating activities	$18,741	$18,867
Net cash used in investing activities	(21,460)	(521)
Net cash used in financing activities	(53,477)	(7,464)
Effect of exchange rate changes on cash and cash equivalents	(133)	(290)
Net (decrease) increase in cash and cash equivalents	$(56,329)	$10,592

Comparison of Results for the 39 Weeks Ended May 27, 2017 and May 28, 2016
Operating activities. Atkins’ net cash provided by operating activities was $18.7 million for the thirty-nine weeks ended May 27, 2017, a decrease of $0.2 million, compared to net cash provided by operating activities of $18.9 million for the thirty-nine weeks ended May 28, 2016. This decrease of $0.2 million was due to higher net income of approximately $6 million offset by unfavorable changes in operating assets and liabilities.

Investing activities. Atkins’ net cash used in investing activities was $21.5 million for the thirty-nine weeks ended May 27, 2017, which was an increase in cash used of $21.0 million compared to net cash used in investing activities of $0.5 million for the thirty-nine weeks ended May 28, 2016. The large increase was due to the purchase of Wellness Foods for approximately $21.0 million in December 2016.
Financing activities. Atkins’ net cash used in financing activities was $53.5 million for the thirty-nine weeks ended May 27, 2017, an increase of cash used of $46.0 million, compared to net cash used in financing activities of $7.5 million for the thirty-nine weeks ended May 28, 2016. This increase in the use of cash was due primarily to principal payments on Atkins’ debt in the current period.
Debt and credit facilities.
On April 3, 2013, Atkins entered into a First Lien Credit Agreement, or First Lien, and a Second Lien Credit Agreement, or Second Lien, with Credit Suisse. The First Lien consists of a $20 million revolving line of credit and a $275 million term loan. The First Lien revolving line of credit bears interest at a rate per annum equal to LIBOR, with a floor of 1.27%, plus 5.0%, and matures on April 3, 2018. The First Lien requires quarterly principal and interests payments, bears interest at a rate per annum equal to LIBOR, with a floor of 1.27%, plus 5.0%, and matures on January 2, 2019. The First Lien also provides for an excess cash flow prepayment based on a contractual formula, payable within 120 days of the end of each fiscal year. The Second Lien consists of a $100 million term loan that requires annual interest payments, bears interest a rate per annum equal to LIBOR, with a floor of 1.27%, plus 8.5%, and matures on April 3, 2019.
Under the First Lien and Second Lien, Atkins has granted the lenders a security interest in substantially all of its assets, including the assets of its subsidiaries and an affiliate. In addition, the First Lien and Second Lien contain various restrictions, including restrictions on the payment of dividends and other distributions to equity and warrant holders, the incurrence of debt and the provision of liens and provide for the maintenance of certain financial ratios, including a maximum net leverage ratio ranging from 4.50:1:00 to 7:00:1:00. As of May 27, 2017, Atkins was in compliance with these covenants.

The First and Second Lien credit agreements were refunded on July 7, 2017 as described in the Current Report of The Simply Good Foods Company filed on July 13, 2017 with the Securities and Exchange Commission.

Seasonality
Atkins has experienced in the past, and expects to continue to experience, seasonal fluctuations in its retail sales as a result of consumer spending patterns. Historically, the months of January to May result in the greatest retail sales due to renewed consumer focus on healthy living following New Year’s Day, as well as significant customer merchandising around that time. Atkins believes these consumer spending patterns are driven primarily by the predisposition of consumers to adjust their approach to nutrition at certain times of the year as well as the timing of its advertising linked with key customer promotion windows.

Off-Balance Sheet Arrangements
As of May 27, 2017, Atkins had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The following table summarizes Atkins’ expected material contractual payment obligations as of May 27, 2017.

	Payments due by period
Contractual Obligations ($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$283,417	$638	$282,779	$—	$—
Operating leases (1)	5,635	1,875	1,672	1,629	459
Interest payments	56,120	19,674	36,446	—	—
Total	$345,172	$22,187	$320,897	$1,629	$459
_______________

(1)
As of May 27, 2017, Atkins is obligated under multiple non-cancelable operating leases, which continue through 2021. Rent expense, inclusive of real estate taxes, utilities and maintenance incurred under operating leases, which totaled $1.5 million during the thirty-nine weeks ended May 27, 2017, is included in general and administrative expenses in Atkins’ consolidated statements of operations.

Item 3.    Quantitative and Qualitative Disclosures of Market Risks
Atkins’ future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
Concentration of credit risk. Atkins maintains cash balances in five financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution. From time to time, Atkins’ balances may exceed this limit. As of May 27, 2017, uninsured cash balances were approximately $21.9 million. Atkins believes it is not exposed to any significant credit risk on cash.
As of May 27, 2017, approximately 31% of gross trade accounts receivable, and approximately 47% of gross sales, were derived from one customer.
Interest rate risk. Atkins is subject to interest rate risk in connection with borrowing based on a variable interest rate. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from Atkins’ variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of Atkins’ interest payments, and accordingly, Atkins’ future earnings and cash flows, assuming other factors are held constant.
Although all of Atkins’ current debt reported in the financials will be retired as part of the transaction, we are in the process of securing new financing and it is likely that this will have a variable rate component.
Foreign currency risk. Atkins is exposed to changes in currency rates as a result of its investments in foreign operations and revenue generated in currencies other than U.S. dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. However, the operations that are impacted by foreign currency risk are less than 5% of Atkins’ Adjusted EBITDA for the thirty-nine weeks ended May 27, 2017 and therefore, the risk of this is insignificant.

Item 4.     Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of this period covered by this quarterly report. The controls evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon our most recent controls evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective as of May 27, 2017.

Changes in Internal Controls over Financial Reporting

During the period covered by this quarterly report, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the "Risks Related to Atkins' Operations" section of the Form S-4 filed April 11, 2017 (Registration No. 333-217244), and Prospectus filed with the SEC on June 15, 2017.

Atkins may not be able to compete successfully in the highly competitive nutritional snacking industry.

The market for nutritious snacking is large and intensely competitive because consumers are seeking simpler, “cleaner” and more sustainable eating habits. Atkins’ business is committed to providing people a more nutritious way to eat. As a result, Atkins competes in the nutritional snacking industry, a subcategory of the general snack foods industry. Competitive factors in the nutritional snacking industry include product quality and taste, brand awareness among consumers, nutritional content, simpler and less processed ingredients, innovation of “on-trend” snacks, variety of snacks offered, grocery aisle placement, access to retailer shelf space, price, advertising and promotion, product packaging and package design. Atkins competes in this market against numerous multinational, regional and local companies principally on the basis of its low-carb, low-sugar and protein-rich nutritional content, product taste and quality, its brand recognition and loyalty, marketing, advertising, price and the ability to satisfy specific consumer dietary needs. An increasing focus on healthy and simpler products in the marketplace will likely increase these competitive pressures within the category in future periods.

Atkins’ competitors in the nutritional snacking industry also include companies selling branded weight loss programs who support these programs by offering a wide variety of diet foods and meal replacement bars and shakes and nutritional supplements, and through the promotion of weight loss and weight management approaches such as paleo, vegan, gluten free, vegetarian and others. Views towards nutritional snacking, weight loss and management, and other nutritional approaches, are cyclical and trendy in nature, with constantly changing consumer perceptions. In addition to remaining competitive through the quality of its products, consumer perceptions of Atkins’ weight management approach and the effectiveness of a low-carb, low-sugar and protein-rich diet must continue to be viewed favorably, or Atkins’ business and reputation may be adversely affected. If other weight management approaches become more popular, or generally perceived to be more effective than Atkins’, Atkins may be unable to compete effectively. Some of Atkins’ competitors have substantially greater financial and other resources than Atkins and sell brands that may be more widely recognized than Atkins’ brands. Atkins’ current and potential competitors may offer products similar to its products or a wider range of products than Atkins offers, and may offer such products at more competitive prices than Atkins does. Local or regional markets often have significant smaller competitors, many of whom offer products similar to Atkins’ and may have unique ties to regional or national retail chains. Any increased competition from new entrants into the nutritional snacking industry or any increased success by existing competition could result in reductions in Atkins’ sales, require Atkins to reduce its prices, or both, which could adversely affect Atkins’ business, financial condition and results of operations.

If Atkins does not continually enhance its brand recognition, increase distribution of its products, attract new customers to its brands and introduce new and innovative products, either on a timely basis or at all, its business may suffer.

The nutritional snacking industry is subject to rapid and frequent changes in consumer demands. Because consumers in this industry are constantly seeking new products and strategies to achieve their healthy eating goals, Atkins’ success relies heavily on its ability to continue to develop and market new and innovative products and extensions. New product sales represent a growing and important portion of its net sales. In order to respond to new and evolving consumer demands, achieve market acceptance and keep pace with new nutritional, weight management, technological and other developments, Atkins must constantly introduce new and innovative products into the market, some of which may be sent to market prematurely and may not be consistent with its quality and taste standards. Accordingly, Atkins may not be successful in developing, introducing on a timely basis or marketing any new or enhanced products. If Atkins is unable to commercialize new products, its revenue may not grow as expected, which would adversely affect its business, financial condition and results of operations.

Atkins’ growth may be limited if it is unable to add additional shelf or retail space for its products.

Atkins’ results will depend on its ability to drive revenue growth, in part, by expanding the distribution channels for its products. However, Atkins’ ability to do so may be limited by an inability to secure additional shelf or retail space for its products. Shelf and retail space for nutritional snacks is limited and subject to competitive and other pressures, and there can be no assurance that retail operators will provide sufficient shelf space nor that online retailers will provide Atkins online access to their platform to enable Atkins to meet its growth objectives.

Changes in consumer preferences, perceptions of healthy food products and discretionary spending may negatively impact Atkins’ brand loyalty and net sales, and adversely affect its business, financial condition and results of operations.

Atkins focuses on products that are, or that Atkins believes are, perceived to have positive effects on health, and compete in a market that relies on innovation and evolving consumer preferences. However, the processed food industry, and the nutritional snacking industry in particular, are subject to changing consumer trends, demands and preferences. Emerging science, Atkins’ nutritional approach and theories regarding health are constantly evolving. Therefore, products or methods of eating once considered healthy may over time become disfavored by consumers or no longer be perceived as healthy. Trends within the food industry change often and Atkins’ failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced consumer demand and price reductions, and could adversely impact Atkins’ business, financial condition and results of operations. Additionally, certain ingredients used in Atkins’ products may become negatively perceived by consumers, resulting in reformulation of existing products to remove such ingredients, which may negatively affect taste or other qualities. Factors that may affect consumer perception of healthy products include dietary trends and attention to different nutritional aspects of foods, concerns regarding the health effects of specific ingredients and nutrients, trends away from specific ingredients in products and increasing awareness of the environmental and social effects of product production.

Consumer perceptions of the nutritional profile of low-carb, low-sugar and protein-rich eating practices and products may shift, and consumers may no longer perceive food products with fewer carbohydrates, higher levels of protein, higher levels of fat and additional fiber as healthy. Approaches regarding weight management and healthy lifestyles are the subject of numerous studies and publications, often with differentiating views and opinions, some of which may be adverse to Atkins. Conflicting scientific information on what constitutes good nutrition, diet fads and other weight loss trends may also adversely affect Atkins’ business from time to time. Atkins’ success depends, in part, on its ability to anticipate the tastes and dietary habits of consumers and other consumer trends and to offer products that appeal to their needs and preferences on a timely and affordable basis. A change in consumer discretionary spending, due to economic downturn or other reasons may also adversely affect Atkins’ sales, and its business, financial condition and results of operations.

If Atkins’ brands or reputation are damaged, the attractive characteristics that it offers its consumers, distributors and retailers may diminish, which could adversely affect its business, financial condition and results of operations.

Atkins believes it has built its reputation on the efficacy of its nutritional approach, as well as the high quality flavor and nutritional content of its food, and it must protect and grow the value of its brands to continue to be successful in the future. Any incident that erodes consumer affinity for Atkins’ brands could significantly reduce its value and damage its business. For example, negative third-party reports regarding the Atkins nutritional approach, whether accurate or not, may adversely impact consumer perceptions. Atkins’ brand value could suffer and its business could be adversely affected if its consumers perceive a reduction in the effectiveness of its nutritional approach or the quality of its food. In addition, if Atkins is forced, or voluntarily elects, to recall certain products, including frozen foods or other licensed products over which Atkins may not have full quality control, the public perception of the quality of its food may be diminished. Atkins may also be adversely affected by news reports or other negative publicity, regardless of their accuracy, regarding other aspects of its business, such as public health concerns, illness, safety, security breaches of confidential consumer or employee information, employee related claims relating to alleged employment discrimination, health care and benefit issues or government or industry findings concerning its retailers, distributors, manufacturers or others across the food industry supply chain.

In addition, as part of Atkins’ marketing initiatives, Atkins has entered into agreements with certain public figures to market and endorse its products on both a national and local level. While Atkins maintains specific selection criteria and are diligent in our efforts to seek out public figures that resonate genuinely and effectively with our consumer audience, the individuals it chooses to market and endorse its products may fall into negative favor with the general public. Because Atkins’ consumers may associate the public figures that market and endorse its products with Atkins, any negative publicity on behalf of such individuals may result in negative publicity about Atkins and its products. This negative publicity could adversely affect Atkins’ brand and reputation as well as its revenue and profits.

Also, there has been a marked increase in the use of social media platforms and similar channels, including weblogs (blogs), websites and other forms of Internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless. Information concerning Atkins’ business and/or products may be posted on such platforms at any time. Negative views regarding its products and the efficacy of a low-carb, low-sugar and protein-rich diet approach have been posted on various social media platforms, and may continue to be posted in the future, which Atkins cannot control. Regardless of their accuracy or authenticity, such information and views may be adverse to Atkins’ interests, which may harm Atkins’ reputation and brand. The harm may be immediate without affording Atkins an opportunity for redress or correction.

Ultimately, the risks associated with any such negative publicity cannot be eliminated or completely mitigated and may adversely affect Atkins business, financial condition and results of operations.

Atkins must expend resources to maintain consumer awareness of its brands, build brand loyalty and generate interest in its products.

Atkins believes that the Atkins nutritional approach is broadly known and followed in the United States and in many of the other countries in which it operates. In order to remain competitive and to expand and keep shelf placement for its products, Atkins may need to increase its marketing and advertising spending in order to maintain and increase consumer awareness, protect and grow its existing market share or to promote new products, which could impact its operating results. Substantial advertising and promotional expenditures may be required to maintain or improve its brand’s market position or to introduce new products to the market, and participants in Atkins’ industry are engaging with non-traditional media, including consumer outreach through social media and web-based channels. An increase in Atkins’ marketing and advertising efforts may not maintain its current reputation, or lead to an increase in brand awareness. Moreover, Atkins may be unable to maintain current awareness of its brand due to fragmentation of its marketing efforts as it continues to focus on a low-carb, low-sugar and protein-rich nutritional approach for everyday snacking consumers. In addition, Atkins consistently evaluates its product lines to determine whether or not to discontinue certain products. Discontinuing product lines may increase Atkins’ profitability but could reduce its sales and hurt its brands, and a reduction in sales of certain products could result in a reduction in sales of other products. The discontinuation of product lines may have an adverse effect on Atkins’ business, financial condition and results of operations.

In addition, unattractive shelf placement and pricing may put Atkins’ products at a disadvantage to those of its competitors. Even if Atkins obtains shelf space or preferable shelf placement, Atkins’ new and existing products may fail to achieve the sales expectations set by its retailers, potentially causing these retailers to remove its products from their shelves. Additionally, an increase in the quantity and quality of private-label products in the product categories in which Atkins compete could create more pressure for shelf space and placement for branded products within each such category, which could adversely affect Atkins’ sales.

Atkins may not be successful in implementing its growth strategies, including expanding its emphasis on a low carb, low-sugar and protein-rich healthy lifestyle, while maintaining the traditional identity of its brands and the loyalty of its consumers.

Atkins’ future success depends in large part on its ability to implement its growth strategies effectively. In the 52-week period ended August 27, 2016, Atkins transitioned from a single- to multi-brand portfolio with the addition of its nutritional snacking platform, and it expects to focus on nutritional snacking in the future. As a multi-brand business, Atkins faces increased complexities and greater uncertainty with respect to consumer trends and demands than as a single-brand business. Atkins’ ability to successfully expand Atkins’ nutritional snacking brands and other growth strategies depends, among other things, on its ability to identify, and successfully cater to, new demographics and consumer trends, develop new and innovative products, identify and acquire additional product lines and businesses, secure shelf space in grocery stores, wholesale clubs and other retailers, increase consumer awareness of its brands, enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of its products and compete with numerous other companies and products. In addition, self-directed lifestyle consumers of its nutritional snacking products may have different preferences and spending habits than the consumers of traditional weight loss products, and Atkins may not be successful in reaching and maintaining the loyalty of new consumers to the same extent, or at all, as it has with its historical consumers. Traditional weight management consumers actively on the Atkins program represent approximately 15% of Atkins’ current consumer base whereas the remaining 85% of Atkins’ consumers are not currently on a program diet. Furthermore, Atkins may not be successful in evolving its advertising and other efforts to appeal to both its branded weight loss consumers and self-directed healthy lifestyle consumers. If Atkins is unable to identify and capture new audiences and demographics, its ability to successfully integrate additional brands will be adversely affected. Accordingly, Atkins may not be able to successfully implement its growth strategies, expand its brands, or continue to maintain growth in its sales at its current rate, or at all. If Atkins fails to implement its growth strategies, its sales and profitability may be negatively impacted, which would adversely affect its business, financial condition and results of operations.

Atkins intends to grow through acquisitions or joint ventures and it may not successfully integrate, operate or realize the anticipated benefits of such business combinations.

As part of its strategic initiatives, Atkins intends to pursue selected acquisitions or joint ventures, such as its acquisition of Wellness Foods, Inc., including its SimplyProtein® brand, in December 2016. Atkins’ acquisition strategy is based on identifying and acquiring brands with products that complement its existing products and identifying and acquiring brands in new categories and in new geographies for the purpose of expanding its platform of nutritional snacks and potentially other food products. However, although Atkins regularly evaluates multiple acquisition candidates, it cannot be certain that it will be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on favorable terms, or integrate acquisitions that it completes.

Acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, which could increase target prices and/or adversely affect our ability to consummate deals on favorable or acceptable terms, the potential unavailability of financial resources necessary to consummate acquisitions in the future, the risk that Atkins improperly value and price a target, the potential inability to identify all of the risks and liabilities inherent in a target company notwithstanding its diligence efforts, the diversion of management’s attention from the operations of its business and strain on its existing personnel, increased leverage due to additional debt financing that may be required to complete an acquisition, dilution of the net current book value per share if Atkins issues additional equity securities to finance an acquisition, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions.

In addition, any future acquisitions may pose risks associated with entry into new geographic markets, including outside the United States and Atkins’ current international markets, distribution channels, lines of business or product categories, where Atkins may not have significant prior experience and where it may not be as successful or profitable as it is in businesses and geographic regions where it has greater familiarity and brand recognition. Potential acquisitions may also entail significant transaction costs and require a significant amount of management time, even where Atkins is unable to consummate or decides not to pursue a particular transaction.

Even when acquisitions, such as the acquisition of SimplyProtein®, are completed, integration of acquired entities can involve significant difficulties, such as failure to achieve financial or operating objectives with respect to an acquisition, strain on Atkins’ personnel, systems and operational and managerial controls and procedures, the need to modify systems or to add management resources, difficulties in the integration and retention of consumers or personnel and the integration and effective deployment of operations or technologies, amortization of acquired assets (which would reduce future reported earnings), possible adverse short-term effects on cash flows or operating results, diversion of management’s attention from the operations of the business, integrating personnel with diverse backgrounds and organizational cultures, coordinating sales and marketing functions and failure to obtain and retain key personnel of an acquired business. Failure to manage these acquisition growth risks could have an adverse effect on Atkins’ business.

All of Atkins’ products must comply with regulations of the Food and Drug Administration, or FDA, as well as state and local regulations. Any non-compliance with the FDA or other applicable regulations could harm Atkins’ business.

Atkins’ products must comply with various FDA rules and regulations, including those regarding product manufacturing, food safety, required testing and appropriate labeling of its products. The FDA has not defined nutrient content claims with respect to carbohydrates, but has not objected to the use of net carbohydrate information on food labels if the label adequately explains how the term is used so that it would not be false or misleading to consumers. The FDA requires all carbohydrates per serving to be listed on the Nutrition Facts Panel (“NFP”) of a package. In addition to the information on the NFP, Atkins uses the term “net carbohydrate” (or “net carbs”) on its packaging to assist consumers in tracking the carbohydrates in that serving of food that impact a person’s blood sugar (glucose) levels. Atkins determines the number of net carbs in a serving of food by subtracting fiber, and sugar alcohols, if any, from the actual number of carbohydrates listed on the NFP. Fiber and sugar alcohols can be subtracted from the carbohydrates because they minimally impact blood sugar. It is possible that FDA regulations and/or their interpretations may change related to, for example, definitions of certain of Atkins’ core ingredients, such as fiber; labeling requirements for describing other ingredients or nutrients, such as sugar alcohols or protein; or disclosures of any ingredient labeled as genetically modified, or GMO. As such, there is a risk that Atkins’ products could become non-compliant with the FDA’s regulations, and any such non-compliance could harm its business.

In addition, if FDA or other regulations restrict Atkins from labeling and marketing certain ingredients or product attributes, such as fiber or “net carb” count, Atkins may be unable to effectively reach its target demographics, promote what it believes to be the benefits of its products or communicate that its products are composed of what it considers to be low-carb, low-sugar and protein-rich ingredients.

Atkins’ does not manufacture its products directly, but rather, relies on a pool of contract manufacturers who produces Atkins’ products in their own facilities. Therefore, Atkins must rely on these manufacturers to maintain compliance with regulatory requirements. Although Atkins requires its contract manufacturers to be compliant, Atkins does not have direct control over such facilities. Failure of Atkins’ contract manufacturers to comply with applicable regulation could have an adverse effect on its business.

Conflicts between state and federal law regarding definitions of Atkins’ core ingredients, as well as labeling requirements, may lead to non-compliance with state and local regulations. For example, certain states may maintain narrower definitions of certain ingredients, as well as more stringent labeling requirements, of which Atkins is unaware. Any non-compliance at the state or local level could also adversely affect Atkins’ business, financial condition and results of operations.

Changes in the legal and regulatory environment could limit Atkins’ business activities, increase its operating costs, reduce demand for its products or result in litigation.

Elements of Atkins’ businesses, including the production, storage, distribution, sale, display, advertising, marketing, labeling, health and safety practices, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as the laws and regulations administered by government entities and agencies outside the United States in markets in which Atkins’ products or components thereof (such as packaging) may be made, manufactured or sold. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events. Such changes may include changes in:

•food and drug laws (including FDA regulations);
•laws related to product labeling;
•advertising and marketing laws and practices;
•laws and programs restricting the sale and advertising of certain of Atkins’ products;
•laws and programs aimed at reducing, restricting or eliminating ingredients present in certain of Atkins’ products;
•laws and programs aimed at discouraging the consumption of products or ingredients or altering the package or portion size of certain of Atkins’ products;
•state consumer protection and disclosure laws;
•taxation requirements, including the imposition or proposed imposition of new or increased taxes or other limitations on the sale of its products; competition laws;
•anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, and the UK Bribery Act of 2010, or Bribery Act;
•economic sanctions and anti-boycott laws, including laws administered by the U.S. Department of Treasury, Office of Foreign Assets Control and the European Union;
•laws relating to export, reexport, transfer, and import controls, including the Export Administration Regulations, the EU Dual Use Regulation, and the customs and import laws administered by the U.S. Customs and Border Protection;
•employment laws;
•privacy laws;
•laws regulating the price we may charge for Atkins’ products; and
•farming and environmental laws.

New laws, regulations or governmental policies and their related interpretations, or changes in any of the foregoing, including taxes or other limitations on the sale of Atkins’ products, ingredients contained in Atkins’ products or commodities used in the production of our products, may alter the environment in which it does business and, therefore, may impact Atkins’ operating results or increase its costs or liabilities. In addition, if Atkins fails to adhere to such laws and regulations, Atkins could be subject to regulatory investigations, civil or criminal sanctions, as well as class action litigation, which has increased in its industry in recent years.

Atkins relies on sales to a limited number of retailers for the substantial majority of its net sales, and the loss of one or more such retailers may harm its business. In addition, Atkins maintains “at will” contracts with these retailers, which do not require recurring or minimum purchase amounts of its products.

A substantial majority of Atkins’ sales are generated from a limited number of retailers. For thirty-nine weeks ended May 27, 2017 sales to Atkins’ largest retailer, Walmart Stores, Inc., represented approximately 47% of gross sales. Although the composition of Atkins’ significant retailers may vary from period to period, Atkins expects that most of its net sales and accounts receivable will continue to come from a relatively small number of retailers for the foreseeable future. These retailers may take actions that affect Atkins for reasons that it cannot always anticipate or control, such as their financial condition, changes in their business strategy, operations or the introduction of competing products or the perceived quality of its products.

In addition, Atkins’ retailers typically do not provide it with firm, long-term or short-term volume purchase commitments. As a result, Atkins could have periods with little to no orders for its products while still incurring costs related to workforce maintenance, marketing, general corporate expenses and debt service. Furthermore, despite operating in different channels, Atkins’ retailers sometimes compete for the same consumers. As a result of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect it. Atkins may not be able to find new retailers to supplement periods where it experiences no or limited purchase orders or that it can recover fixed costs as a result of experiencing reduced purchase orders. Periods of no or limited purchase orders for its products could adversely affect Atkins’ business, financial condition and results of operations.

Conversely, from time to time, Atkins may experience unanticipated increases in orders of its products from these retailers that can create supply chain problems and may result in unfilled orders. If Atkins is unable to meet such increased orders of its products, its reputation with its retail partners may be harmed. Unanticipated fluctuations in product requirements by its retailers could result in fluctuations in Atkins’ results from quarter to quarter. Consolidation among retailers may also adversely affect Atkins’ results. An increase in the concentration of Atkins’ sales to large customers may negatively affect its profitability due to the impact of higher shelving fees and reduced volumes of product sold. Furthermore, as retailers consolidate, they may reduce the number of branded products they offer in order to accommodate private label products and generate more competitive terms from branded suppliers.

The loss of, or disruption in, or Atkins’ inability to efficiently operate its fulfillment network could adversely affect its business, financial condition and results of operations.

For Atkins’ U.S. operations, it utilizes a single distribution center in Greenfield, Indiana. Substantially all of its inventory is shipped directly to its retailers from this center by the third-party operator. Atkins relies significantly on the orderly operation of this center, and if complications arise or if the facility is severely damaged or destroyed, Atkins’ ability to deliver inventory on a timely basis will be significantly impaired. Such delays could adversely impact its business.

Atkins also relies on a single-sourced logistics provider for distribution and product shipments in the United States. Atkins’ utilization of delivery services for shipments is subject to risks, including increases in fuel prices, which would increase in shipping costs, and employee strikes and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet its shipping needs. Atkins may, from time to time, change third-party transportation providers, and it could therefore face logistical difficulties that could adversely affect deliveries. In addition, Atkins could incur costs and expend resources in connection with such change, and fail to obtain terms as favorable as those it currently receives.

Disruptions in operations due to natural or man-made disasters, fire, flooding, terrorism or other catastrophic events, system failure, labor disagreements or shipping problems may result in delays in the delivery of products to retailers.

Atkins relies on a limited number of third-party suppliers and manufacturers to supply its core ingredients and produce its products.

The core ingredients used in manufacturing Atkins’ products include soy, nuts, dairy and cocoa. There may be a limited market supply of any of its core ingredients and Atkins relies on a limited number of third party suppliers to provide these ingredients, a portion of which are international companies. Any disruption in the supply could adversely affect Atkins’ business, particularly its profitability and its margins. Events that adversely affect Atkins’ suppliers could impair its ability to obtain core ingredient inventories in the quantities that it desires. Such events include problems with Atkins’ suppliers’ businesses, finances, labor relations, ability to import core ingredients, costs, production, insurance, reputation and weather conditions during growing, harvesting or shipping, including flood, drought, frost and earthquakes, as well as natural or man-made disasters or other catastrophic occurrences.

Atkins’ financial performance depends in large part on its ability to purchase core ingredients in sufficient quantities at competitive prices. Atkins may not have continued supply, pricing or exclusive access to core ingredients from these sources. Any of its suppliers could discontinue or seek to alter their relationships with Atkins. Additionally, Atkins may be adversely affected if there is increased demand for the specific core ingredients it uses in its products, there is a reduction in overall supply of its required core ingredients, its suppliers raise their prices, stop selling to it or its contract manufacturer or enter into arrangements that impair their abilities to provide us or our contract manufacturers with core ingredients or increases in the cost of packaging and distributing its core ingredients.

Atkins also relies on a limited number of contract manufacturers to manufacture its products. Currently, Atkins has two contract manufacturers for its ready-to-drink shakes and numerous contract manufacturers for its nutrition bars. If any of its manufacturers experience adverse effects on their businesses or are unable to continue manufacturing its products at required levels, on a timely basis, or at all, it may be forced to seek other manufacturers to manufacture its products. In addition, Atkins’ contract manufacturers independently contract for and obtain some of the core ingredients in its products. If its contract manufactures are unable to obtain these core ingredients in the required amounts or at all, their ability to manufacture Atkins’ products would be adversely affected. It could take a significant period of time to locate and qualify such alternative production sources. Atkins may not be able to identify and qualify new manufacturers in a timely manner or that such manufacturers could allocate sufficient capacity in order to meet its requirements, which could adversely affect its ability to make timely deliveries of its products. Furthermore, Atkins may be unable to negotiate pricing or other terms with its existing or new manufacturers as favorable as what it currently enjoys. There is also no guarantee a new manufacturing partner could accurately replicate the production process and taste profile of its existing products.

Atkins is also subject to risks associated with protection of its trade secrets by its third party contract manufacturers. If Atkins’ contract manufacturers fail to protect its trade secrets, either intentionally or unintentionally, Atkins business, financial condition and results of operations could be adversely affected. If Atkins experiences significant increased demand for its products, or needs to replace an existing supplier or manufacturer, additional supplies of core ingredients or manufacturers to produce its products may not be available when required on acceptable terms, or at all, or that any supplier would allocate sufficient capacity to Atkins in order to meet its requirements, fill its orders in a timely manner or meet Atkins’ strict quality standards. Even if Atkins’ existing suppliers and manufacturers are able to expand their capacities to meet its needs or Atkins is able to find new sources of core ingredients or new manufacturers to produce its products, we may encounter delays in production, inconsistencies in quality and added costs. We may not be able to pass increased costs onto the consumer immediately, if at all, which may decrease or eliminate our profitability in any period. Any manufacturing and/or supply disruptions or cost increases could have an adverse effect on Atkins’ ability to meet consumer demand for its products and result in lower net sales and profitability both in the short and long term.

Atkins relies, in part, on its third-party co-manufacturers to maintain the quality of its products. The failure or inability of these co-manufacturers to comply with the specifications and requirements of its products could result in product recall, which could adversely affect its reputation and subject Atkins to significant liability should the consumption of any of its products cause or be claimed to cause illness or physical harm.

Atkins sells products for human consumption, which involves risks such as product contamination or spoilage, product tampering, other adulteration, mislabeling and misbranding. All of Atkins’ products are manufactured by independent third-party contract manufacturers. Atkins also licenses certain products that contain its brand and logo, but which are produced and distributed exclusively by third parties. In addition, Atkins does not own its warehouse facility, but it is managed for Atkins by a third party. Under certain circumstances, Atkins may be required to, or may voluntarily, recall or withdraw products. For example, in 2016, as part of a larger national recall by several other food companies, Atkins incurred losses, including recalled product as a result of potential contamination from an ingredient supplied to one of its third-party manufacturers at its manufacturing center. While the contamination did not result in any consumer illness, and Atkins was indemnified for a substantial portion of its direct product loss, any future recall may be more costly.

A widespread recall or withdrawal of any of Atkins’ or Atkins’ licensed products may negatively and significantly impact its sales and profitability for a period of time and could result in significant losses depending on the costs of the recall, destruction of product inventory, reduction in product availability, and reaction of competitors and consumers. Atkins may also be subject to claims or lawsuits, including class actions lawsuits (which could significantly increase any adverse settlements or rulings), resulting in liability for actual or claimed injuries, illness or death. Any of these events could adversely affect its business, financial condition and results of operations. Even if a product liability claim or lawsuit is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that Atkins’ products caused illness or physical harm could adversely affect its reputation with existing and potential consumers and its corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by Atkins’ insurance or by any rights of indemnity or contribution that Atkins may have against others. Atkins maintains product liability insurance in an amount that it believes to be adequate. However, Atkins may incur claims or liabilities for which it is not insured or that exceed the amount of its insurance coverage. A product liability judgment against Atkins or a product recall could adversely affect Atkins’ business, financial condition and results of operations.

Ingredient and packaging costs are volatile and may rise significantly, which may negatively impact the profitability of Atkins’ business.

Atkins negotiates the prices for large quantities of core ingredients, such as soy, nuts, dairy and cocoa, as well as packaging materials. A number of these ingredients are manufactured and packaged in Canada. Costs of ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, fluctuations in currency and exchange rates, weather conditions, natural or man-made disasters, consumer demand and changes in governmental trade and agricultural programs. Continued volatility in the prices of the core ingredients and other supplies we purchase could increase Atkins’ cost of goods sold and reduce its profitability.

Atkins does not use hedges or forward pricing for availability of any core ingredients. As such, any material upward movement in core ingredient pricing could negatively impact its margins if it is not able to pass these costs on to its consumers, or its sales if it is forced to increase its prices. If Atkins is not successful in managing its ingredient and packaging costs, if it is unable to increase its prices to cover increased costs or if such price increases reduce its sales volumes, then such increases in costs will adversely affect its business, financial condition and results of operations.

Certain of Atkins’ core ingredient contracts have minimum volume commitments that could require purchases without matching revenues during weaker sales periods. Future core ingredient prices may be impacted by new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, natural disasters, volatility in the price of crude oil and related petrochemical products and changes in exchange rates.

Atkins’ international operations expose it to regulatory, economic, political and social risks in the countries in which it operates.

The international nature of Atkins’ operations involves a number of risks, including changes in U.S. and foreign regulations, tariffs, taxes and exchange controls, economic downturns, inflation and political and social instability in the countries in which it operates and Atkins’ dependence on foreign personnel. Moreover, although Atkins’ products in its foreign operations typically mirror those in the United States, consumers in countries outside the United States may have different tastes, preferences and nutritional approaches than U.S. consumers. In addition, Atkins’ international business is small in comparison to its U.S. business, and as a result, its operations are more spread out and less consolidated which can limit its ability to effectively and timely react to adverse events. Atkins cannot be certain that it will be able to enter and successfully compete in additional foreign markets or that it will be able to continue to compete in the foreign markets in which it currently operates.

Doing business outside the United States requires Atkins to comply with the laws and regulations of the U.S. government and various foreign jurisdictions, which place restrictions on Atkins’ operations, trade practices, partners and investment decisions. In particular, Atkins’ operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the FCPA or the Bribery Act, export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, OFAC and the EU. As a result of doing business in foreign countries and with foreign partners, Atkins is exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations. The FCPA prohibits Atkins from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. In addition, the Bribery Act extends beyond bribery of foreign public officials and also applies to transactions with private persons. The provisions of the Bribery Act are also more onerous than the FCPA in a number of other respects, including jurisdictional reach, non-exemption of facilitation payments and, potentially, penalties.

Atkins’ continued expansion outside the United States, including in developing countries, and its development of new partnerships and joint venture relationships worldwide, could increase the risk of FCPA, OFAC, Bribery Act or EU Sanctions violations in the future. Violations of anti-corruption and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

Disruptions in the worldwide economy may adversely affect our business, financial condition and results of operations.

Adverse and uncertain economic conditions may impact distributor, retailer and consumer demand for Atkins’ products. In addition, Atkins’ ability to manage normal commercial relationships with its suppliers, contract manufacturers, distributors, retailers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns, making it more difficult to sell its premium products. During economic downturns, it may be more difficult to convince consumers to switch to or continue to use Atkins’ brands or convince new users to choose its brands without expensive sampling programs and price promotions. In particular, consumers may reduce their purchases of products without GMOs, gluten, or preservatives when there are conventional offerings of similar products, which generally have lower retail prices. In addition, consumers may choose to purchase private-label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Atkins’ results of operations depend upon, among other things, its ability to maintain and increase sales volume with its existing distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on Atkins’ sales and profitability.

Atkins’ international operations expose it to fluctuations in exchange rates, which may adversely affect its operating results.

Atkins sources large quantities of its core ingredients from foreign suppliers, and as a result, any material upward movement in foreign exchange rates relative to the U.S. dollar will adversely affect its profitability. Furthermore, the substantial majority of Atkins’ revenues are generated domestically, while a substantial portion of Atkins’ third party manufacturing is completed in Canada. Any U.S. dollar weakness may therefore adversely affect revenues and cash flows while also increasing supply and manufacturing costs.

Atkins’ geographic focus makes it particularly vulnerable to economic and other events and trends in North America.

Atkins operates mainly in North America and, therefore, is particularly susceptible to adverse regulations, economic climate, consumer trends, market fluctuations, including commodity price fluctuations or supply shortages of its key ingredients, and other adverse events. The concentration of its businesses in North America could present challenges and may increase the likelihood that an adverse event in North America would materially and adversely affect its product sales, financial condition and operating results.

Atkins’ business could be negatively impacted by changes in the U.S. political environment.

The recent presidential and congressional elections in the United States have resulted in significant uncertainty with respect to, and could result in changes in, legislation, regulation and government policy at the federal, state and local levels. Any such changes could significantly impact Atkins’ business as well as the markets in which it competes. Specific legislative and regulatory proposals discussed during and after the 2016 U.S. elections that might materially impact Atkins include, but are not limited to, changes to existing trade agreements, import and export regulations, tariff s, particularly with respect to tariff s on Canadian imports (where Atkins sources a large number of its nutritional bars), and customs duties, income tax regulations and the federal tax code, health care delivery and spending, public company reporting requirements, environmental regulation and antitrust enforcement. To the extent changes in the political environment have a negative impact on Atkins or on its markets, its business, financial condition and results of operations could be adversely affected.

Litigation or legal proceedings could expose Atkins to significant liabilities and have a negative impact on its reputation.

From time to time, Atkins may be party to various claims and litigation proceedings. Atkins evaluates these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from Atkins’ current assessments and estimates.

There is an additional risk that these types of suits may lead to consumer confusion, distrust and additional legal challenges for Atkins. Should Atkins become subject to related or additional unforeseen lawsuits, including claims related to its products or their labeling or advertising, consumers may avoid purchasing Atkins’ products or seek alternative products, even if the basis for the claims against it is unfounded. For example, state and federal rules and regulations vary with respect to certain labeling requirements.

Additionally, adverse publicity about any lawsuit in which Atkins is involved may further discourage consumers from buying Atkins’ products. Any consumer loss of confidence in the truthfulness of Atkins’ labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce its brand value. For example, publications and other third-party commentary may vary in opinion with respect to calculations of net carbs and vary on approach to calculations of net carbs, which may lead to reports questioning the accuracy of Atkins’ calculations and reporting the amount of net carbs contained in certain of its products. Uncertainty among consumers as to the nutritional content or the ingredients used in Atkins’ products, regardless of the cause, may have a substantial and adverse effect on its brands and its business, results of operations and financial condition.

Atkins may not be able to adequately protect its intellectual property and other proprietary rights that are material to its business.

Atkins’ ability to compete effectively depends in part upon protection of its rights in trademarks, trade dress, trade secrets, copyrights and other intellectual property and other proprietary rights that it owns or licenses. Atkins’ use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect its intellectual property and other proprietary rights may be inadequate. Atkins may not be able to preclude third parties from using its intellectual property rights with respect to food or beverage products, and may not be able to leverage its branding beyond its current product offerings. In addition, Atkins’ trademark or other intellectual property applications may not always be granted. Third parties may oppose Atkins’ intellectual property applications, or otherwise challenge its use of its trademarks or other intellectual property. Third parties may infringe, misappropriate, or otherwise violate Atkins’ intellectual property, and changes in applicable laws could serve to lessen or remove the current legal protections available for its intellectual property. Any legal action that Atkins may bring to protect its brand and other intellectual property could be unsuccessful and expensive and could divert management’s attention from other business concerns. Any litigation or claims brought against Atkins, for trademark infringement or related matters, even without merit, could result in substantial costs and diversion of Atkins’ resources. A successful claim of trademark, copyright or other intellectual property infringement, misappropriation, or other violation against Atkins could prevent it from providing its products or services, or could require Atkins, if it is unable to license such third-party intellectual property on reasonable terms, to redesign or rebrand its products or product packaging. Certain of Atkins’ intellectual property licenses have fixed terms, and even for those that do not, Atkins cannot guarantee that all of its intellectual property licenses will remain in effect indefinitely. Termination of intellectual property licenses granted by or to Atkins could result in the loss of profits generated pursuant to such licenses. Any of the foregoing results could harm our business, financial condition or results of Atkins’ operations.

Atkins relies on information technology systems, and any inadequacy, failure or interruption of those systems may harm Atkins’ ability to effectively operate its business, and its business is subject to online security risks, including security breaches and identity theft.

Atkins is dependent on various information technology systems, and a failure of its information technology systems to perform as it anticipates could disrupt Atkins’ business. Like many other companies, Atkins’ information technology systems may be vulnerable to damage or interruption from circumstances beyond its control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. Despite safeguards Atkins has implemented that are designed to prevent unauthorized access to its information technology systems, Atkins cannot be certain that its information technology systems are free from vulnerability to security breaches (especially as the sophistication of cyber-security threats continues to increase), or from vulnerability to inadvertent disclosures of sensitive data by third parties or by Atkins.

Unauthorized users who penetrate Atkins’ information security systems could misappropriate proprietary employee or consumer information or data. As a result, it may become necessary to expend additional amounts of capital and resources to protect against, or to alleviate, problems caused by unauthorized access, and such data security breaches could also result in lost profit due to reduced demand for Atkins’ products. These expenditures, however, may not prove to be a timely remedy against breaches by unauthorized users who are able to penetrate Atkins’ information security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could adversely affect Atkins’ computer systems and, in turn, harm its business.

A significant number of states require that consumers be notified if a security breach results in the disclosure of their personal financial account or other information. Additional states and governmental entities are considering such “notice” laws. In addition, other public disclosure laws may require that material security breaches be reported. If Atkins experiences a security breach and such notice or public disclosure is required in the future, Atkins reputation and its business may be harmed.

With the exception of limited information voluntarily submitted by users of Atkins’ website, Atkins typically does not collect or store consumer data or personal information. However, third-party providers, including Atkins licensees, contract manufacturers, e-commerce contractors and third-party sellers may do so. The website operations of such third parties may be affected by reliance on other third-party hardware and software providers, technology changes, risks related to the failure of computer systems through which these website operations are conducted, telecommunications failures, data security breaches and similar disruptions. If Atkins or its third-party providers fail to maintain or protect Atkins’ or their information technology systems and data integrity effectively, fail to implement new systems and/or update or expand existing systems or fail to anticipate, plan for or manage significant disruptions to systems involved in Atkins’ operations, Atkins could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, suppliers, distributors or others, and be subject to regulatory sanctions, including sanctions stemming from violations of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and as a result, have increases in operating expense.

If Atkins does not maintain effective internal control over financial reporting, it could fail to report our financial results accurately.

Effective internal control over financial reporting is necessary for Atkins to provide reliable financial reports. In the future, Atkins may discover areas of its internal control over financial reporting that need improvement. Atkins has not historically documented its internal controls, and if in the future Atkins identifies a control deficiency that rises to the level of a material weakness in its internal controls over financial reporting, this material weakness may adversely affect Atkins’ ability to record, process, summarize and report financial information timely and accurately and, as a result, Atkins’ financial statements may contain material misstatements or omissions. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In addition, Atkins’ internal financial and accounting team is leanly staffed, which can lead to inefficiencies with respect to segregation of duties. If Atkins fails to properly and efficiently maintain an effective internal control over financial reporting, Atkins could fail to report its financial results accurately.

If Atkins is unable to implement appropriate systems, procedures and controls, it may not be able to successfully offer its products and grow its business and account for transactions in an appropriate and timely manner.

Atkins’ ability to successfully offer its products, grow its business and account for transactions in an appropriate and timely manner requires an effective planning and management process and certain other automated management and accounting systems. Atkins currently does not have an integrated enterprise resource planning system and certain other automated management and accounting systems. Atkins periodically updates its operations and financial systems, procedures and controls; however; Atkins still relies on manual processes and procedures that may not scale proportionately with our business growth. Atkins’ systems will continue to require automation, modifications and improvements to respond to current and future changes in its business. Failure to implement in a timely manner appropriate internal systems, procedures and controls could adversely affect Atkins’ business, financial condition and results of operations.

Severe weather conditions and natural disasters such as fires, floods, droughts, hurricanes, earthquakes and tornadoes can affect crop supplies, manufacturing facilities and distribution activities, and negatively impact the operating results of our business.

Severe weather conditions and natural disasters, such as fires, floods, droughts, frosts, hurricanes, earthquakes, tornadoes, insect infestations and plant disease, may affect the supply of core ingredients on which Atkins depends to make food products, or may curtail or prevent the manufacturing or distribution of food products by third parties. Competing manufacturers might be affected differently by weather conditions and natural disasters, depending on the location of their sources of supplies and manufacturing or distribution facilities. If supplies of core ingredients available to Atkins are reduced, it may not be able to find enough supplemental supply sources on favorable terms, which could adversely affect its business, financial condition and results of operations. In addition, because Atkins relies on two co-manufacturers for a majority of its manufacturing needs and a single distribution warehouse, adverse weather conditions could impact the ability for those third-party operators to manufacture and store our products.

The seasonal nature of our business could cause Atkins’ operating results to fluctuate.

Atkins has experienced and expects to continue to experience fluctuations in its quarterly results of operations due to the seasonal nature of its business. The months of January to May result in the greatest retail sales due to renewed consumer focus on healthy living following New Year’s Day, as well as significant customer merchandising around that time. This seasonality could cause the post combination company’s share price to fluctuate as the results of an interim financial period may not be indicative of its full year results. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis.

Loss of Atkins’ key executive officers or other personnel, or an inability to attract and retain such management and other personnel, could negatively impact Atkins’ business.

Atkins’ future success depends to a significant degree on the skills, experience and efforts of its key executive officers. The loss of the services of any of these executives could adversely affect Atkins’ business and prospects, as Atkins may not be able to find suitable individuals to replace them on a timely basis, if at all. Additionally, Atkins also depends on its ability to attract and retain qualified personnel to operate and expand its business. If Atkins fails to attract talented new employees, its business and results of operations could be negatively affected.

Atkins has not been managed as a public company and our current resources may not be sufficient to fulfill our public company obligations.

As a result of the Business Combination, we are subject to various regulatory requirements, including those of the SEC and Nasdaq. These requirements include record keeping, financial reporting and corporate governance rules and regulations. While certain members of our management team have experience in managing a public company, Atkins has not historically had the resources typically found in a public company. Atkins’ internal infrastructure may not be adequate to support its increased reporting obligations, and Atkins may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome Atkins’ lack of experience or employees. The post-combination company’s business could be adversely affected if our internal infrastructure is inadequate, if we are unable to engage outside consultants or if we are otherwise unable to fulfill our public company obligations.

We will incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance efforts.

We will incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Dodd-Frank Act and the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as related rules implemented by the SEC, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional change. We expect that compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, will substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. We also expect these laws, rules and regulations to make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage, which may make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as officers. Although the JOBS Act may, for a limited period of time, somewhat lessen the cost of complying with these additional regulatory and other requirements, we nonetheless expect a substantial increase in legal, accounting, insurance and certain other expenses in the future, which will negatively impact our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Simply Good Foods Company

July 14, 2017	By:	/s/ Timothy A. Matthews
	Name:	Timothy A. Matthews
	Title:	Vice President, Controller and Chief Accounting Officer
(Chief Accounting Officer)