Form 10-K
period 2017-08-26
Simply Good Foods Co
filed 2017-11-09
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 26, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38115
___________________________________________________________________________________________________________
The Simply Good Foods Company
(Exact name of registrant as specified in its charter)
___________________________________________________________________________________________________________

Delaware	82-1038121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1050 17th Street, Suite 1500
Denver, CO 80265
(Address of principal executive offices and zip code)
(303) 633-2840
(Registrant's telephone number, including area code)
___________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NASDAQ Capital Market
Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per share	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☒

The common stock of the registrant has been traded on the NASDAQ Capital Market under the symbol “SMPL” since July 10, 2017, which is the business day following the consummation of the business combination among the registrant, Conyers Park and Atkins. Accordingly, there was no public market for the registrant’s common equity as of February 25, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.
As of November 6, 2017, there were 70,582,573 shares of the Company's common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2018 annual meeting of stockholders, to be filed within 120 days after August 26, 2017, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

The Simply Good Foods Company and Subsidiaries

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). When used anywhere in this Annual Report on Form 10-K (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. We caution you that these forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. You should not place undue reliance on forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: our ability to continue to operate at a profit, our ability to maintain current operation levels, and our ability to maintain and gain market acceptance for our products or new products, our ability to capitalize on attractive opportunities, our ability to respond to competition and changes in the economy. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including Registration Statements on Form S-1 and S-4, this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and subsequent reports on Form 10-Q or Form 8-K. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

Explanatory Note

The Simply Good Foods Company ("Simply Good Foods”), was formed on March 30, 2017 to consummate a business combination between Conyers Park Acquisition Corp. ("Conyers Park") and NCP-ATK Holdings, Inc. (“Atkins”) which occurred on July 7, 2017 (the "Business Combination"). As a result, Simply Good Foods owns all of the equity in Atkins.

Conyers Park, a special purpose acquisition company ("SPAC"), was formed in 2016 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Simply Good Foods is listed on the NASDAQ Capital Market under the symbol “SMPL”.

As a result of the Business Combination, Simply Good Foods is the acquirer, and for accounting purposes, the successor, while Atkins is the acquiree, and accounting predecessor. Our financial statement presentation includes the financial statements of Atkins as “Predecessor” for periods prior to the Closing Date and of Simply Good Foods for periods after the Closing Date, including the consolidation of Atkins. The historical financial information of Conyers Park, prior to the Business Combination, are not reflected in the Predecessor financial statements as those amounts are considered de-minimus. As a result of the application of the acquisition method of accounting the financial statements, the Predecessor period and the Successor period are presented on a different basis of accounting and are therefore not comparable. For convenience, we have also included under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” supplemental pro forma combined information for 2017 and supplemental pro forma 2016 that gives effect to the Business Combination as if such transaction had been consummated on August 30, 2015. References in this Report to information provided on a pro forma combined basis refer to such supplemental pro forma financial information.

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer, for periods prior to the completion of the Business Combination, to Atkins and its subsidiaries, and, for periods upon or after the completion of the Business Combination, to The Simply Good Foods Company and its subsidiaries. In context, "Atkins" may also refer to the Atkins® brand.

PART I

ITEM 1. Business
Simply Good Foods was formed on March 30, 2017 by Conyers Park to consummate a business combination between Conyers Park and Atkins, which occurred on July 7, 2017. As a result, Simply Good Foods owns all of the equity in Atkins.
Our principal executive offices are located at 1050 17th Street, Suite 1500, Denver, Colorado, 80265. Our telephone number is (303) 633-2840. We maintain a web site at www.thesimplygoodfoodscompany.com.
Overview
Simply Good Foods is a growing developer, marketer and seller of branded nutritional foods and snacking products. Its highly-focused product portfolio consists primarily of nutrition bars, ready-to-drink (“RTD”) shakes, snacks and confectionery products marketed under the Atkins®, SimplyProtein®, Atkins Harvest Trail, and Atkins Endulge® brand names. Over the past 45 years, Atkins has become an iconic American brand that for many consumers stands for “low carb,” “low sugar” and “protein rich” nutrition. The Atkins approach focuses on a healthy nutritional approach with reduced levels of refined carbohydrates and refined sugars and encourages the consumption of lean protein, fiber, fruits, vegetables, and good fats.
In our core Atkins snacking business, we strive to offer a complete line of nutrition bars, RTD shakes and confections that satisfy hunger while providing consumers with a convenient, “better-for-you” snacking alternative. Our sales, marketing and R&D capabilities enable us to distribute products into a national customer base across the mass merchandiser, grocery and drug channels. We believe that Atkins’ broad brand recognition, depth of management talent and strong cash generation position us to continue to innovate in the Atkins brand and acquire other brands, and thereby become an industry leading snacking platform. To that end, in December 2016, Atkins completed the acquisition of Wellness Foods, Inc. ("Wellness Foods"), a Canada-based developer, marketer and seller of the SimplyProtein® brand that is focused on protein-rich and low-sugar products, which our management believes has significant opportunity for expansion in the U.S. In addition to snacking products, Atkins entered into a license arrangement in 2014 for frozen meals sold in the U.S. by Bellisio Foods, Inc., which reduces Atkins’ GAAP net sales as products are distributed by Bellisio and are no longer shipped direct to customers.
Snacking occasions are on the rise as consumers crave convenient, healthy and delicious foods, snacks and meal replacements for their on-the-go lifestyles. Atkins’ emphasis on nutrition bars and RTD shakes positions us to capitalize on consumers’ busy schedules. We believe a number of existing and emerging consumer trends within the U.S. food and beverage industry including increased consumption of smaller, more frequent meals throughout the day, consumers’ strong preference for convenient, “better-for-you” snacks, consumers’ greater focus on health and wellness, and consumers’ moves toward controlling carbohydrate and sugar consumption will continue to both drive the growth of the nutritional snacking category and increase the demand for Atkins’ product offerings.
Our Strengths
Powerful brand with strong consumer awareness and loyalty. We are a leading player in the fast growing nutritional snacking category, and Atkins is one of the only brands with scale in both nutrition bars and RTD shakes. The Atkins iconic brand has 85% aided brand awareness with U.S. consumers today, based on a study conducted by Atkins in January 2016. Atkins continues to add new consumers, as demonstrated by a 6% compound annual increase in its consumer base over the past five fiscal years. Its highly-focused snacking portfolio provides us with a unique position within retailers’ nutrition and wellness aisles, resulting in meaningful shelf space. Atkins’ ability to appeal to both weight management program consumers and consumers focused on everyday nutritious eating makes it a highly attractive and strategic brand for a diverse set of retailers across various distribution channels.
Aligned with consumer mega trends. Increasing global concern about growing rates of obesity and weight-related diseases and other health issues has resulted in increased scientific, media and consumer focus on nutrition. Over 100 independent, peer reviewed, clinical studies show the benefits of controlling carbohydrates. Management believes that this focus is prompting consumers to rebalance their nutritional breakdown away from carbohydrates. In fact, 73% of consumers are seeking to lower their carbohydrate intake according to Health Focus International. Atkins brand attributes, “low carb,” “low sugar” and “protein rich” nutrition, are well aligned with consumer mega trends. In addition, consumers’ eating habits are gradually shifting towards increased convenience, snacking and meal replacement. Our portfolio of convenient and nutritious products as well as our ongoing effort to meet consumer demands for “cleaner labels,” which we define as products made with fewer, simpler and more recognizable ingredients, are strategically aligned with these trends.

Scalable snacking and food platform. With the highly-recognized Atkins brand as an anchor, we have been able to grow our product offerings through our brand extensions such as Atkins Harvest Trail and via acquisitions such as the December 2016 acquisition of Wellness Foods. Our in-house product development experience, combined with our outsourced manufacturing model, allow us to bring new products to market quickly. We pride ourselves on knowing our consumers and mining insights that lead to new products and ideas. We believe that we have the ability to leverage our strong relationships with our retail customers and distributors, brand building record, and category management expertise to help new products, brands and brand extensions gain distribution and consumer recognition, allowing us to continue to successfully expand our snacking platform.
Asset-light business with strong cash generation. We retain core in-house capabilities including sales and marketing, brand management, customer relationships, product development, and supply-chain know-how, while partnering with a diversified pool of contract manufacturers and distributors to execute manufacturing and distribution. Outsourcing these competencies allows us to focus our efforts on innovation, marketing and sales to strive to meet consumer demands. Our lean infrastructure allows for significant flexibility and speed-to-market and minimal capital investment, which translates into consistent and robust free cash flow generation over time, driven by strong gross margins.
Experienced leadership team. Simply Good Foods has an experienced team of industry veterans with extensive experience across multiple branded consumer products, food and nutrition categories. For example, our Chief Executive Officer Joseph Scalzo has significant experience operating packaged foods businesses, having served in various leadership roles at Dean Foods, WhiteWave Foods, The Gillette Company, The Coca-Cola Company, and The Procter & Gamble Company. Simply Good Foods' extensive experience is complemented by the significant industry expertise of James Kilts, the former Chief Executive Officer of The Gillette Company and Nabisco, and former President of Kraft USA and Oscar Mayer, and David West, the former Chief Executive Officer of Big Heart Pet Brands and The Hershey Company. Our management team’s deep expertise and proven track record in managing brands and operating packaged food businesses is a key driver of our success and positions Simply Good Foods as an attractive vehicle for future long-term growth within the snacking space and broader food category.
Our Strategies
Continue our advocacy, education and activation for core program consumers. Consumers who purchase Atkins’ products have shown a strong affinity for the brand as evidenced by a relatively high level of servings per buyer, per year. Historically, our core target consumer base has consisted of individuals participating in branded weight management programs. These consumers are our most loyal, profitable and frequent purchasers. We believe that social media is a cost-effective way of continuing to attract and retain these core consumers. We expect that the recently improved website and mobile application will continue to attract core consumers, including millennials, to our products. Our marketing strategy also uses television and print behind our new celebrity spokeswoman Lauren Alaina and the “Today's Atkins” campaign. We believe that our ongoing efforts to educate consumers about the benefits of a lower carbohydrate lifestyle will further reinforce the brand to core consumers who are focused on a programmatic approach to weight management.
Further develop marketing strategy to reach self-directed low carbohydrate consumers. We intend to continue to make focused changes to our approach to consumer outreach. According to the Information Resources, Inc. ("IRI") Study, over 50% of current consumers are self-directed eaters (not on a program diet) who buy and consume our products, despite the fact that historically, Atkins’ marketing and advertising have not been targeted towards them. Based on a study we conducted in January 2016, we believe that the addressable market for our products is expandable from approximately 8 million low carbohydrate, program weight management consumers to approximately 46 million consumers, including individuals focused on self-directed weight management and those who have adopted a low carbohydrate approach to eating unrelated to weight management. Management expects that the brand’s redesigned marketing and advertising, such as our food-focused television advertising, will be effective at reaching the large addressable market of self-directed low carbohydrate consumers. Additionally, social media continues to be an important component of our marketing tools and we have an active and growing presence on key social channels such as Facebook, Instagram, and Twitter. During the 52-week period ended August 26, 2017, Atkins had approximately 10 million new visitors to its website, www.atkins.com.
Innovate and expand the portfolio of product offerings to meet consumer demands for “cleaner labels,” higher protein products and new product forms. Management expects that our ongoing efforts to meet consumer demands for “cleaner labels,” which we define as products made with fewer, simpler and more recognizable ingredients, will be effective at reaching self-directed low carbohydrate consumers, who are focused on weight management as part of overall health, wellness and “clean eating.” Management is committed to continually finding new and innovative formulations to reduce the number of product ingredients, as well as using “better for you” ingredients like nuts, fiber and whey protein in its existing products, while maintaining and improving taste and quality. In addition, we intend to continue to enhance, strengthen and expand our product offerings with new and innovative flavors and forms, simple ingredients and packaging alternatives, all while maintaining a commitment to delivering products that meet our nutritional profile and provide the convenience that consumers crave. Our in-house research and development laboratory allows us to develop new products internally and bring them to market quickly through our contract manufacturing network without diverging from high standards of taste, quality, safety and nutritional content. Additionally, we believe we will be able to meet consumer demands through merger and acquisition transactions, such as the December 2016 acquisition of Wellness Foods, a Canada-based developer, marketer and seller of the SimplyProtein® brand that is focused on “cleaner label,” protein-rich, and low-sugar products, which our management believes has significant opportunity for expansion in the U.S.
Expand distribution in white space opportunities. In the 52-week period ended August 26, 2017, over 80% of Atkins’ gross sales were through the mass retailer and grocery distribution channels. Management team believes there is opportunity for the brand to further penetrate other distribution channels such as convenience and club stores. Management also believes that the development of the SimplyProtein® brand will allow us to expand distribution into the natural and specialty channel. In addition, while shoppers have become heavy consumers of e-commerce purchases generally, only approximately 3% of Atkins’ gross sales for the pro forma combined 52-week period ended August 26, 2017 were through its e-commerce channel. We intend to leverage our brand recognition to further develop the distribution channels through which it reaches consumers, including through the expansion of the e-commerce channel.
Leverage platform to expand in attractive food and snacking categories. Management believes the fragmented snacking category presents a substantial opportunity for consolidation and the opportunity to build, through disciplined acquisitions, a leading platform in the snacking space and broader food category. As a leader in nutritious snacking, we believe we have the unique capability to leverage our operating platform and customer relationships to expand beyond the Atkins brand. Our experienced management team has deep expertise in brand building to expand the business into additional brands and products in the snacking segment. Simply Good Foods is actively seeking to identify and evaluate new acquisition opportunities to complement the Atkins platform, and sees significant opportunity for growth and synergies in complementary adjacent snacking categories such as the “better-for-you” eating space.
Our Goals
Our goals for the Atkins and Simply Protein brands is to improve global health by persistently and consistently becoming how a healthier world eats. To make this vision a reality, we strive to embed our brand as a part of everyday life through advocacy, education, and innovation. For over 45 years, Atkins has become an iconic American brand that for many consumers stands for “low carb,” “low sugar” and “protein rich” nutrition. Our vision and mission, coupled with our belief that today’s consumer is looking for sustainable, healthy long-term habits, has inspired our focus on nutritional snacking. We believe that wellbeing is not just about weight loss or quick results, but also about a healthier approach to eating.
Our convenient snacking portfolio specializes in low-sugar, protein rich and higher fiber nutrition bars, RTD shakes and confections. Simply Good Foods currently markets products under the Atkins®, SimplyProtein®, Atkins Harvest Trail, and Atkins Endulge® brand names. Atkins has significant brand recognition, with 85% aided brand awareness among U.S. consumers, based on a study conducted by Atkins in January 2016.
Our Approach to Healthy Living and Healthy Weight
Over 100 independent, peer reviewed, clinical studies support that eating the right foods can improve health, not only in terms of weight management, but also in terms of related chronic issues like diabetes and certain heart conditions. We believe that we offer a balanced approach to nutrition that can result in better health.
Dr. Robert Atkins, a well-known cardiologist, discovered the beneficial effects on his patients of a low carbohydrate nutritional regimen and helped refine the understanding of human nutrition and its link to health. More people are recognizing that Atkins is the foundation of the new convention of eating right, and that the old convention of eating excess carbohydrates and sugar has actually contributed to global obesity. Dr. Atkins limited his patients’ intake of sugar and carbohydrates not only for the weight management benefits, but also because of the numerous other health benefits to his patients. While calorie control plays some role in wellness, studies show that it can be far more important to know what the body does with food and its components. We believe that controlling the things that the human body turns into sugar is the single biggest factor in eating right. When there is too much sugar and too many carbohydrates (which the body also turns into sugar) in the bloodstream, the body stores them as fats. Many people do not know that starchy carbohydrates such as breads, pasta, cereal, rice and potatoes are really just complex sugars. One quarter cup of raisins is equivalent to 9.3 teaspoons of sugar and 1 oz. of pretzels is equivalent to 6.6 teaspoons of sugar. We believe that eating proteins and good fats and controlling carbohydrate consumption are the most important parts of eating right. We believe the old conventional wisdom of fewer calories, no matter how many of them are sugars, is unhealthy because eating sugar can flood the body with too much of the wrong kind of fuel, whereas our approach aims to satisfy the body while creating greater energy, higher metabolism and less stored fat. The human body works better with the right fuel.

Our Products
Core Products
Our core products consist of nutrition bars, RTD shakes and confections under the Atkins brand.
Nutrition Bars. To keep on-the-go consumers energized and fueled, our nutrition bars offer a convenient and effective solution, providing consumers with protein, fiber and a delicious taste. Atkins offers three main types of nutrition bars: Atkins Harvest Trail Bars, Atkins Meal Bars and Atkins Snack Bars. Atkins Harvest Trail Bars contain 8 grams of protein and 9 to 10 grams of fiber, and are available in a variety of flavors, including blueberry vanilla and almond, dark chocolate sea salt caramel and coconut almond. With 2 to 4 grams of net carbs, Atkins Meal Bars contain 13 to 17 grams of protein, and are available in 13 different flavors. With 2 to 7 grams of net carbs, Atkins Snacks contain 5 to 12 grams of protein. Atkins offers 14 varieties of Atkins Snack bars.
To add to Atkins’ portfolio of nutrition bars and snacks, in December 2016 we acquired Wellness Foods, a Canada-based company which owns the SimplyProtein® brand and offers a variety of protein-based snacks, including bars, chips and crunches.
RTD Shakes. Our rich and creamy Atkins RTD shakes contain 10 to 15 grams of protein, as well as other important vitamins and minerals. Available in a variety of flavors, including cookies and crème, café caramel and creamy chocolate, RTD shakes are made with high quality ingredients and are designed to provide energy balance through the day. We are also preparing to launch a RTD shake with 30 grams of protein, which we believe will satisfy consumers seeking higher protein content.
Confections. We believe our Atkins Endulge® line, which is designed to satisfy consumers’ sweet cravings and which we call Treats, consists of delicious desserts without all of the added sugar. Atkins offers 13 different Treats, such as peanut butter cups and pecan caramel clusters, each with only 1 gram of sugar or less and low net carbs, providing consumers with the option to indulge.
Other Products
Through third-party partnerships, we offer complementary Atkins branded products, including frozen meals, home delivery meals and meal kits.
Licensed Frozen Meals. Atkins signed a renewable seven-year license agreement with Bellisio Foods, Inc., or Bellisio, effective September 1, 2016, to license its frozen meals business. Bellisio manufactures, distributes, markets, promotes and sells Atkins frozen food products under the Atkins licensed marks. These products include Atkins branded frozen breakfasts, lunches and dinners, which can be found in grocery stores, wholesale clubs and other retailers in the United States. With a large selection of meal types, including but not limited to burritos, pizzas, breakfast bowls and more, frozen meal options serve as what we believe is a great way to learn the basics of protein rich, low-carbohydrate and low-sugar eating in a simple, convenient and delicious way. The scope of the license includes all frozen meals, frozen snacks and frozen desserts across all retail channels (excluding online), in the U.S., Canada and Mexico.
Recipes, Home Delivery and Meal Kits. We offer over 1,600 protein rich, low-carbohydrate and low-sugar recipes designed to help consumers achieve and maintain a healthy lifestyle, while still enjoying delicious food. In addition to the recipes available on the Atkins website, we have teamed with Chef’d LLC, or Chef’d, to deliver fresh low-carbohydrate and low-sugar ready-to-cook recipes and ingredients directly to consumers’ doors - taking the guesswork out of prepping, planning and shopping. We also offer online one-week meal kits based around nutrition bars, RTD shakes and frozen meals, which are delivered directly to consumers’ doors.
Marketing, Advertising and Consumer Outreach
Simply Good Foods believes advocacy and education are key foundations of our approach to growth. By increasing consumer awareness about the benefits of adopting a low-carbohydrate approach to healthy eating, we are able to capture a larger audience, and spread our message about the benefits of a low-carbohydrate approach to healthy living. Accordingly, we have structured our marketing and advertising not only to promote our products, but also to educate consumers, including through community and school health education programs.

Target Demographics
Atkins has built a large consumer following, with its weight management consumer forming the core of a much larger group of consumers looking for a more nutritious lifestyle. These consumers are an important foundation for our business. They are loyal, profitable and frequent purchasers of Atkins’ products. Beyond this group, we believe that there is significant opportunity to expand Atkins’ marketing, education and products to consumers who are not necessarily looking for a weight loss plan, but rather are focused more generally on long-term low-carbohydrate healthy living. We refer to these consumers as self-directed low-carb consumers.
We believe our brand is uniquely positioned to capture both branded program consumers and self-directed low-carb consumers, and as part of our growth initiatives, we direct our marketing and advertising efforts to capitalize on this significant incremental opportunity.
Branded Program Consumers. We identify branded program consumers as those consumers open to a weight-management program. These consumers are typically of the belief that Atkins’ nutritional approach is effective, that Atkins’ food products generally make them less hungry than other approaches, and that Atkins’ snacks are an effective way to facilitate weight management. Our primary message to these consumers is that our products and snacks enable weight management while still allowing consumers to maintain a sustainable and satisfying lifestyle. Atkins emphasizes to these consumers the emotional benefits of healthy living - increased energy, strength and self-esteem - and the simplicity and healthiness of its program.
Self-Directed Low-Carb Consumers. We identify self-directed low-carb consumers as those consumers not interested in a directed, programmatic approach to weight management, but who rather are interested in low-carbohydrate and low-sugar principles. These consumers are generally of the view that lowering carbohydrate and sugar intake is a better, healthier way to eat and should result in weight loss and maintenance. Our primary message to these consumers is that we offer delicious low-carbohydrate food options to provide better choices for snacking and meals. Atkins emphasizes appetite appeal and a more generalized theme of controlling carbohydrate and sugar consumption rather than weight management.
Education and Consumer Knowledge
We believe the first step in expanding our consumer base and growing our business is educating consumers on the benefits of the Atkins approach to eating and teaching them how to make smarter food choices. In order to facilitate awareness of the health benefits of a low-carbohydrate, low-sugar and protein rich eating approach and spread knowledge of what we believe are the dangers of a carbohydrate rich diet, we have established a variety of marketing and advertising strategies to connect with consumers, including digital marketing and social media platforms, television advertising, celebrity endorsements and free online consumer tracking, management and facilitation tools. We find that the more consumers know about the science behind the Atkins approach to nutritious eating, the more likely they are to rebalance their nutrition away from carbohydrates.
Digital Marketing and Social Media
We dedicate a sizeable portion of our marketing and advertising spend to digital marketing channels. We maintain a registered domain at www.atkins.com, which serves as the primary source of information regarding Atkins’ products. In fiscal 2017 Atkins had approximately 10 million new visitors to its website, based on internal tracking. The Atkins website is used as a platform for consumer testimonials and success stories, and as a means to communicate simple nutrition choices that we believe can deliver a healthy holistic lifestyle and sustainable weight management.
We extensively use social media platforms for online collaboration like iPhone and Android smartphone apps, Facebook, Instagram, and Twitter. These platforms are fundamentally changing the way we engage with our consumers and allow Atkins to directly reach desirable target demographics such as millennials. Here are a few examples of how Atkins uses social media to connect with our consumers and promote healthy lifestyles:
Facebook. We maintain an Atkins Facebook page, which we use to facilitate consumer services, distribute brand information and news, and publish videos and pictures promoting the brand. We also conduct regular contests and giveaways. As of October 2017, Atkins had approximately 690,000 Facebook followers.
Instagram. We maintain an Atkins Instagram account, @atkinsnutritionals, which we use as motivational, inspirational and aspirational publishing, and as an authentic representation of low-carb lifestyles. We frequently publish consumer success stories, and conduct regular contests for our consumers. As of October 2017, Atkins had approximately 45,000 Instagram followers.
Twitter. We maintain an active Atkins Twitter account, @atkinsinsider, which we use to disseminate trending news and information, as well as to publish short format tips, tricks and hacks. We also engage in celebrity chats, and conduct regular contests for our consumers. As of October 2017, Atkins had approximately 30,000 Twitter followers.

Celebrity Endorsements
We utilize celebrity partnerships to increase consumer awareness of our products and serve as real-life motivational and inspirational success stories. Between 2015 and 2017, we partnered with Alyssa Milano, co-host of “Project Runway All Stars,” to serve as our official celebrity spokesperson. Atkins has also partnered with other celebrities, such as Lauren Alaina, who publicly attribute their weight loss to Atkins’ products and programs. By actively supporting Atkins’ products and nutritional approach, these celebrities serve as a valuable resource contemporizing the Atkins brand, educating consumers, encouraging them to learn more about Atkins, and building brand awareness.
Television Advertising
In addition to digital marketing and social media, we also engage in traditional advertising through television. Atkins specifically uses television as a means to encourage more consumers to learn about Atkins, share success stories and increase consumer awareness regarding the benefits of low-carbohydrate and low-sugar eating approaches. In the pro forma combined 52-week period ended August 26, 2017, approximately 24% of Atkins’ U.S. selling and marketing expenses were spent on television advertising.
Atkins’ Tools
We maintain a dynamic arsenal of educational, nutritional and weight management tools, including a mobile app and tracker, carb counter, meal plans and shopping lists. We also maintain discussion boards and groups on the Atkins website and social media platforms to keep our consumers inspired, motivated, connected and informed.
Mobile App. The Atkins mobile app allows consumers to search, track and plan their meals on their mobile phone or tablet. The app includes a comprehensive food search, which helps consumers find nutritional information for grocery items, restaurant meals, and Atkins-friendly recipes and products. The recently upgraded meal tracker allows consumers to track net carbs consumed based on their specific program. The progress tracker allows consumers to record their weight, body measurements and exercise to track weight loss to date and proximity to their goal weight. In addition, the mobile app includes over 1,000 recipes, making it simple to find and prepare low-carbohydrate and low-sugar meals.
Carb Counter. On Atkins’ website, Atkins offers a user-friendly guide to count carbohydrates. The Carb Counter tracks hundreds of different foods to assist consumers in tracking their daily carb intake. Specifically, the Carb Counter focuses on net carbs that impact blood sugar.
Meal Plans & Shopping Lists. Whether looking to cook or preferring grab-and-go, Atkins offers meal plans that fit a plethora of lifestyles. These meal plans are easily downloaded from Atkins’ website. These meal plans outline what consumers should eat throughout the day, including snacks.
Discussion Boards and Groups. Atkins maintains discussion boards on its website so that its consumers can connect with Atkins professionals and other members of the Atkins community. The discussion boards allow consumers to engage with Atkins professionals to receive advice and encouragement. Groups, also available on the website, facilitate support and encouragement among consumers and allow them to connect with one another and share their interests and goals. There are over 100 groups that a consumer may join, such as “Vegetarians on Atkins,” “Atkins Newbies” and “Continuing to Lose Weight”. A consumer may even start his or her own group.
Product Innovation
A portion of our sales is driven by new products, and as a result, we believe innovation is, and will continue to be, an important component of our business. We take a deliberate approach to new product development, focusing on enhancing existing products, innovating flavor and form varieties and expanding into adjacent snacking products. Our innovation model is designed to respond to competitive demands, with a primary focus on enhancing the quality and flavor of our products while simplifying composition and reducing the number of ingredients to meet consumer demands for cleaner labels.
Our innovation strategy is based on ongoing research into consumers’ healthy lifestyle and nutritional needs. We pride ourselves on knowing our consumers and developing products that meet their needs. Management believes that an important component of these nutritional needs is a focus on evolving current products and creating new products with cleaner and fewer ingredients. Accordingly, we are committed to continually finding new and innovative formulations to reduce the number of ingredients in our products, as well as using “better-for-you” ingredients like nuts, fiber and whey protein, while continually improving taste and quality.

We maintain an in-house research and development team as well as market research and consumer insight capabilities. Through our research and development lab in Louisville, Colorado, we control the brand’s innovations and product formulations from the ground up. By developing new products, prototypes and adjacencies in-house, we facilitate our core competencies in product innovation, and enhance our speed to market.
In addition, as part of our innovation process, we collaborate with nationally recognized third-party flavor houses and product development firms for new product development and then conduct our own proprietary consumer research to identify and improve upon new product concepts. We plan to continue to conduct extensive consumer research in order to develop successful new products including product flavor and concept testing, marketing and trend analyses and consumer prototype testing.
Management also believes the fragmented snacking category presents a substantial opportunity for consolidation and the opportunity to build, through disciplined acquisitions, a leading platform in the snacking space and broader food category. As a leader in nutritious snacking, management believes we have the unique capability to leverage our operating platform and customer relationships to expand beyond the Atkins brand. Our experienced management team has deep expertise in brand building to expand the business into additional brands and products in the snacking segment. Simply Good Foods is actively seeking to identify and evaluate new acquisition opportunities to complement the Atkins platform, and sees significant opportunity for growth and synergies in complementary adjacent snacking categories such as sports/active and adult nutritional snacks, salty snacks and protein snacks, as well as in the “better-for-you” eating space.
Intellectual Property
We own numerous domestic and international trademarks and other proprietary rights that are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained. We believe the protection of our trademarks, copyrights, patents, domain names, trade dress, and trade secrets are important to our success. We aggressively protect our intellectual property rights by relying on a combination of watch services and trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system. Atkins domain name is www.atkins.com, which trafficked approximately 10 million new visitors in 2017 based on internal estimates.
We also own virtually all of the recipes and specifications to our products.
Competition
We compete primarily with nutritional snacking brands in large retail environments. The nutritional snacking industry is competitive, and includes a number of diverse competitors.
Our identified competitors include, but are not limited to, CLIF Bar, KIND bars, Special K, Slimfast, Muscle Milk, Premier Nutrition, Quest Nutrition and thinkThin.
We believe that the principal competitive factors in the nutritional snacking and weight management industries are:

•	ingredients;

•	taste;

•	low-carbohydrate, low-sugar, protein rich versus other nutritional approaches;

•	convenience;

•	brand awareness and loyalty among consumers;

•	media spending;

•	product variety and packaging;

•	access to retailer shelf space; and

•	access to Walmart retail locations, a significant customer generating more than 40% of sales.
We believe that we currently compete effectively with respect to each of these factors. However, a number of companies in the nutritional snaking and weight management industry have greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with distributors and suppliers, longer operating histories, greater distribution capabilities, stronger brand recognition and greater marketing resources than we have.

Supply Chain
We operate an asset-light business model. For the manufacture of our products, we subcontract with contract manufacturers, and as a result our operations are highly flexible and require minimal capital expenditure. The supply chain for our international business also uses exclusively contract manufacturers, and is completely separate from the North American supply chain, which is described below.
North America Supply Chain. Our products are shipped directly to one central warehouse, which is a leased warehouse managed by a third-party logistics provider who then distributes products to customer distribution centers. In addition, our use of demand forecasting and vendor-managed inventory systems enable us to meet shipping demands, ensure timely delivery of orders and offer service levels to our customers.
Sourcing. The principal ingredients to manufacture our products include soy, nuts, dairy, and chocolate coating. Our packaging supplies consist of flexible film, cartons, tetra paper, and corrugate. All of our core ingredients are purchased according to rigorous standards to assure food quality and safety. These core ingredients are generally available in adequate quantities from suppliers. We visit with major suppliers to source competitively priced, quality ingredients that meet our standards. We manage actively the cost of some ingredients including milk protein concentrate, chocolate coatings, some nuts, soy crisps and liquid soy.
Manufacturing. We rely on contract manufacturers to manufacture our products. The contract manufacturers schedule and purchase ingredient inventory independently, according to parameters set in their contracts. Outsourcing allows us to operate an asset-light business model and focus our efforts on innovation, marketing and sales. Our contract manufacturers are regularly audited by third parties and are required to follow rigorous food safety guidelines. We believe our contract manufacturers have the capacity to meet our current and near-term supply needs. We have multiple contract manufacturers for our ready-to-drink shakes and nutrition bars, snacks and treats. We monitor capacity and performance of our manufacturing partners and will qualify alternate suppliers as needed. We receive finished products from our contract manufacturers, which includes all packaging and ingredients used, as well as an agreed-upon tolling charge for each item produced. These finished products are then shipped directly to our distribution center in Greenfield, Indiana.
Storage. We have one leased distribution center in Greenfield, Indiana, referred to as the Distribution Center, where we store all finished goods. The Distribution Center has approximately 423,000 square feet of floor space.
Distribution. Our logistics provider distributes the finished goods through regional truckloads, which first flow through regional terminals. At the terminals, our orders are consolidated with other customer orders. The finished goods are then distributed to retailer distribution centers. The regular weekly shipments and consolidation have diminished our costs. We manage over 45% of outgoing volume by writing our own orders to retailer distribution centers and maintaining agreed finished goods inventory levels.
Retailers. We have a wide variety of customers across the mass, food, club, drug and e-commerce channels. Besides Walmart Stores, Inc., our largest customer representing approximately 42% of sales of Simply Good Foods, no other customer represents more than 10% of sales.
E-Commerce. We aim to ensure that our consumers may access our brand in the way that best suits their lifestyles by offering home delivery of Atkins’ snacking products and meal kits and Chef’d fresh meals. We sell our products on Atkins.com as well as Amazon.com. Atkins’ meal kits are delivered directly to consumers’ homes and are convenient for those who are too busy to cook. Further, Atkins has a licensing agreement with Chef’d, pursuant to which we have licensed the Atkins brand name and certain Atkins recipes to Chef’d. Currently utilizing 25 Atkins recipes, Chef’d delivers fresh ingredient recipes to consumers’ homes for fresh home preparation.
Food Safety and Quality. Food safety and quality is a top priority and we dedicate substantial resources to ensure that consumers receive safe, high quality food products. Our products are manufactured in facilities that have programs and controls in place regarding consistent quality and food safety. Product attributes, such as taste, aroma, texture and appearance are regularly monitored. Good Manufacturing Practices, or GMP, and comprehensive food safety programs are designed to produce a safe, wholesome product. Our suppliers are required to have equally robust processes in place and confirm their compliance with product specifications with Letters of Guaranty and Certificates of Analysis for shipments of core ingredients to be used in our products. Finally, random samples of finished goods are sent regularly to a third-party laboratory for testing.
International. Our products are sold in North America and 65 countries globally. Our top international sales are in Australia/New Zealand and the United Kingdom. For the pro forma 52-week period ended August 26, 2017, international net sales represented approximately 7% of total net sales. Our international supply chain is self-sufficient and run by a lean team solely focused on international operations. Similar to U.S. operations, international operations utilize contract manufacturers for products, and distributors for distributions and sales. See Item 1A. “Risk Factors” of the Report for risks associated with our international operations, and see Note 16 to our consolidated financial statements included in Item 8., “Financial Statements and Supplementary Data” of this Report for additional financial information about our geographic areas.
Atkins’ History
Dr. Robert Atkins was a cardiologist who discovered that by controlling carbohydrate consumption in his patients, he could improve their health and lower their weight. In 1972, Dr. Robert Atkins published a book, Dr. Atkins’ Diet Revolution, and became famous as a diet doctor. He also founded a company, Atkins Nutritionals, to make food products that were consistent with his approach to nutrition. In the 1980s and 1990s, Atkins was a doctor-founded diet brand. In 2003, Atkins was acquired from its founders by Parthenon and Goldman Sachs Capital Partners. In the early 2000s, in the midst of the low carb diet craze, the Atkins diet was the most popular diet in the U.S., with one in two adults claiming they were using Atkins for weight loss. The strategy pursued by management at that time was to proliferate the brand into numerous categories within the grocery store. Atkins launched over 1,100 SKUs in categories such as bread, macaroni and cheese, ice cream, barbecue sauce, vitamin pills, and supplements ─ categories well beyond Atkins’ core snacking business. As the low carb diet craze faded, those new products did not sell well and Atkins filed for bankruptcy in 2005. Atkins re-emerged from bankruptcy in 2006, and was subsequently acquired by North Castle Partners in 2007. Atkins repositioned the business based on two strategies: a focus on core, programmatic weight loss consumers, and a focus on healthy snacking. Roark Capital Group ("Roark") acquired Atkins in 2010. Atkins positioned the brand to consumers as a balanced approach to weight loss and upgraded the snacking products to improve taste and expand flavor variety. Supported by increased levels of marketing spending, those strategies resulted in eight consecutive years of U.S. Multi-Outlet Retail Sales growth. In 2016, Atkins evolved its strategy to continue to target consumers focused on a programmatic approach to weight loss, while adding a new target consumer: self-directed low carbohydrate consumers, who prefer a self-directed, rather than programmatic, approach to nutrition. Over the past year, Atkins has purposefully and thoughtfully broadened the brand, positioning toward a healthier approach to eating, while focusing on the core snacking business.
Seasonality
We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our retail sales as a result of consumer and customer spending patterns. Historically, the months of January to May result in the greatest retail sales due to renewed consumer focus on healthy living following New Year’s Day, as well as significant customer merchandising around that time. We believe these consumer spending patterns are driven primarily by the predisposition of consumers to adjust their approach to nutrition at certain times of the year as well as the timing of advertising linked with key customer promotion windows.
Intellectual Property

We are continually developing new recipes and products. Capitalized proprietary recipes and formulas are amortized over a seven year useful life. We primarily rely on a combination of trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect our intellectual property rights. Despite these protections, it may be possible for unauthorized parties to copy, obtain or use certain of this property.

Research and Development

Our research and development activities primarily consist of generating and testing new product concepts, new flavors, and packaging and are primarily internal. The Company expenses research and development costs as incurred as they primarily relate to compensation, facility costs and purchased research and development services, materials and supplies. Research and development costs are included in general and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). Our total research and development expenses were $0.4 million for the successor period from July 7, 2017 through August 26, 2017 and $1.9 million for the predecessor period from August 28, 2016 through July 6, 2017, and $2.1 million, $1.4 million, and $2.1 million for the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014, respectively.

Segments

Our business is organized around one reportable segment that sells its branded nutritional foods and snacking products designed around the nutrition principles of the Atkins eating approach, which is based on our go-to-market strategies, the objectives of the business and how our chief decision maker, the CEO, monitors operating performance and allocates resources. See Note 16 to our consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report.

Employees
As of August 26, 2017, we had 145 employees, including international employees. None of the U.S. employees are represented by a labor union or are covered by a collective bargaining agreement, and we believe that we have good relations with our employees.

Properties

The corporate headquarters is located at 1050 17th Street, Suite 1500, Denver, CO 80265. We lease the property for this corporate office, which occupies approximately 19,000 square feet. In addition, we lease other office space and storage space including in Louisville, Colorado, and offices in foreign countries including the Netherlands and United Kingdom to support key international operations. The Company also leases the Distribution Center in Greenfield, Indiana, which has approximately 423,000 square feet of floor space. With the acquisition of Wellness Foods, we also lease office space in Toronto, Canada.
Regulation and Compliance
Along with contract manufacturers, brokers, distributors and ingredients and packaging suppliers, Simply Good Foods is subject to laws and regulations in the United States promulgated by federal, state and local government authorities. In the United States, the federal agencies governing the manufacture, distribution and advertising of products including, among others, the U.S. Federal Trade Commission ("FTC"), the U.S. Food and Drug Administration ("FDA"), the United States Department of Agriculture ("USDA"), the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration and similar state and local agencies. Under various statutes, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate marketing and advertising to consumers. Certain of these agencies, in certain circumstances, must not only approve products, but also review the manufacturing processes and facilities used to produce these products before they can be marketed in the United States.
Simply Good Foods is subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our contract manufacturers, distributors and suppliers, also are subject to various laws and regulations relating to environmental protection and worker health and safety matters. We continue to monitor their development and our compliance.

Food-Related Regulations

As a manufacturer and distributor of food products, we are subject to a number of food-related regulations, including the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States. The FDA:

•	regulates manufacturing practices for foods through its current good manufacturing practices regulations;

•	specifies the standards of identity for certain foods, including many of the products we sell; and

•	prescribes the format and content of certain information required to appear on food product labels

We are also subject to the Food Safety Modernization Act of 2011, which, among other things, mandates that the FDA adopt preventative controls to be implemented by food facilities in order to minimize or prevent hazards to food safety. In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorizes regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. We are subject to numerous other federal, state and local regulations involving such matters as the licensing and registration of manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of food products.

Environmental Regulations

We are subject to various state and federal environmental laws, regulations and directives, including the Food Quality Protection Act of 1996, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended.

We believe that we are in material compliance with the environmental regulations applicable to our business. We do not expect the cost of our continued compliance to have a material impact on our capital expenditures, earnings, cash flows or competitive position in the foreseeable future. In addition, any asset retirement obligations are not material.

Labeling Regulations

We are subject to various labeling requirements with respect to our products at the federal, state and local levels. At the federal level, the FDA has authority to review product labeling, and the U.S. Federal Trade Commission (“FTC”) may review labeling and advertising materials, including online and television advertisements, to determine if advertising materials are misleading. We are also subject to various state and local consumer protection laws. We believe we are in material compliance with all labeling laws and regulations applicable to our business.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC.

You may read and copy any reports, statements or other information that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

We file our reports with the SEC electronically through the SEC’s Electronic Data Gathering, Analysis and Retrieval (“EDGAR”) system. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding companies that file electronically with the SEC through EDGAR. The address of this Internet site is www.sec.gov.

We also make available free of charge through our website at www.thesimplygoodfoodscompany.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not, however, including the information contained on our website, or information that may be accessed through links on our website, as part of, or incorporating such information by reference into, this Form 10-K.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

We may not be able to compete successfully in the highly competitive nutritional snacking industry.

The market for nutritious snacking is large and intensely competitive because consumers are seeking simpler, “cleaner” and more sustainable eating habits. Our business is committed to providing people a more nutritious way to eat. As a result, we compete in the nutritional snacking industry, a subcategory of the general snack foods industry. Competitive factors in the nutritional snacking industry include product quality and taste, brand awareness among consumers, nutritional content, simpler and less processed ingredients, innovation of “on-trend” snacks, variety of snacks offered, grocery aisle placement, access to retailer shelf space, price, advertising and promotion, product packaging and package design. We compete in this market against numerous multinational, regional and local companies principally on the basis of our low-carb, low-sugar and protein-rich nutritional content, product taste and quality, our brand recognition and loyalty, marketing, advertising, price and the ability to satisfy specific consumer dietary needs. An increasing focus on healthy and simpler products in the marketplace will likely increase these competitive pressures within the category in future periods.

Our competitors in the nutritional snacking industry also include companies selling branded weight loss programs who support these programs by offering a wide variety of diet foods and meal replacement bars and shakes and nutritional supplements, and through the promotion of weight loss and weight management approaches such as paleo, vegan, gluten free, vegetarian and others. Views towards nutritional snacking, weight loss and management, and other nutritional approaches, are cyclical and trendy in nature, with constantly changing consumer perceptions. In addition to remaining competitive through the quality of our products, consumer perceptions of Atkins’ weight management approach and the effectiveness of a low-carb, low-sugar and protein-rich eating approach must continue to be viewed favorably, or our business and reputation may be adversely affected. If other weight management approaches become more popular, or are generally perceived to be more effective than Atkins. We may be unable to compete effectively. Some of our competitors have substantially greater financial and other resources than us and sell brands that may be more widely recognized than Atkins’ brands. Our current and potential competitors may offer products similar to our products or a wider range of products than we offer, and may offer such products at more competitive prices than we do. Local or regional markets often have significant smaller competitors, many of whom offer products similar to ours and may have unique ties to regional or national retail chains. Any increased competition from new entrants into the nutritional snacking industry or any increased success by existing competition could result in reductions in our sales, and require us to reduce our prices, or both, which could adversely affect our business, financial condition and results of operations.

If we do not continually enhance our brand recognition, increase distribution of our products, attract new customers to its brands and introduce new and innovative products, either on a timely basis or at all, our business may suffer.

The nutritional snacking industry is subject to rapid and frequent changes in consumer demands. Because consumers in this industry are constantly seeking new products and strategies to achieve their healthy eating goals, our success relies heavily on our ability to continue to develop and market new and innovative products and extensions. New product sales represent a growing and important portion of our net sales. In order to respond to new and evolving consumer demands, achieve market acceptance and keep pace with new nutritional, weight management, technological and other developments, we must constantly introduce new and innovative products into the market, some of which may be sent to market prematurely and may not be consistent with its quality and taste standards. Accordingly, we may not be successful in developing, introducing on a timely basis or marketing any new or enhanced products. If we are unable to commercialize new products, our revenue may not grow as expected, which would adversely affect our business, financial condition and results of operations.

Our growth may be limited if we are unable to add additional shelf or retail space for our products.

Our results will depend on our ability to drive revenue growth, in part, by expanding the distribution channels for our products. However, our ability to do so may be limited by an inability to secure additional shelf or retail space for our products. Shelf and retail space for nutritional snacks is limited and subject to competitive and other pressures, and there can be no assurance that retail operators will provide sufficient shelf space nor that online retailers will provide us online access to their platform to enable us to meet our growth objectives.

Changes in consumer preferences, perceptions of healthy food products and discretionary spending may negatively impact our brand loyalty and net sales, and adversely affect our business, financial condition and results of operations.

We focus on products that are, or that we believe are, perceived to have positive effects on health, and compete in a market that relies on innovation and evolving consumer preferences. However, the processed food industry, and the nutritional snacking industry in particular, are subject to changing consumer trends, demands and preferences. Emerging science, Atkins’ nutritional approach and theories regarding health are constantly evolving. Therefore, products or methods of eating once considered healthy may over time become disfavored by consumers or no longer be perceived as healthy. Trends within the food industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced consumer demand and price reductions, and could adversely impact our business, financial condition and results of operations. Additionally, certain ingredients used in our products may become negatively perceived by consumers, resulting in reformulation of existing products to remove such ingredients, which may negatively affect taste or other qualities. Factors that may affect consumer perception of healthy products include dietary trends and attention to different nutritional aspects of foods, concerns regarding the health effects of specific ingredients and nutrients, trends away from specific ingredients in products and increasing awareness of the environmental and social effects of product production.

Consumer perceptions of the nutritional profile of low-carb, low-sugar and protein-rich eating practices and products may shift, and consumers may no longer perceive food products with fewer carbohydrates, higher levels of protein, higher levels of fat and additional fiber as healthy. Approaches regarding weight management and healthy lifestyles are the subject of numerous studies and publications, often with differentiating views and opinions, some of which may be adverse to us. Conflicting scientific information on what constitutes good nutrition, diet fads and other weight loss trends may also adversely affect our business from time to time. Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and other consumer trends and to offer products that appeal to their needs and preferences on a timely and affordable basis. A change in consumer discretionary spending, due to economic downturn or other reasons may also adversely affect our sales, and our business, financial condition and results of operations.

If our brands or reputation are damaged, the attractive characteristics that we offer our consumers, distributors and retailers may diminish, which could adversely affect our business, financial condition and results of operations.

We believe we have built our reputation on the efficacy of our nutritional approach, as well as the high quality flavor and nutritional content of our food, and we must protect and grow the value of our brands to continue to be successful in the future. Any incident that erodes consumer affinity for our brands could significantly reduce our value and damage our business. For example, negative third-party reports regarding the Atkins nutritional approach, whether accurate or not, may adversely impact consumer perceptions. Atkins’ brand value could suffer and our business could be adversely affected if our consumers perceive a reduction in the effectiveness of our nutritional approach or the quality of our food. In addition, if we are forced, or voluntarily elect, to recall certain products, including frozen foods or other licensed products over which we may not have full quality control, the public perception of the quality of our food may be diminished. We may also be adversely affected by news reports or other negative publicity, regardless of their accuracy, regarding other aspects of our business, such as public health concerns, illness, safety, security breaches of confidential consumer or employee information, employee related claims relating to alleged employment discrimination, health care and benefit issues or government or industry findings concerning our retailers, distributors, manufacturers or others across the food industry supply chain.

In addition, as part of our marketing initiatives, we have entered into agreements with certain public figures to market and endorse our products on both a national and local level. While we maintain specific selection criteria and are diligent in our efforts to seek out public figures that resonate genuinely and effectively with our consumer audience, the individuals we choose to market and endorse our products may fall into negative favor with the general public. Because our consumers may associate the public figures that market and endorse our products with us, any negative publicity on behalf of such individuals may result in negative publicity about us and our products. This negative publicity could adversely affect our brand and reputation as well as our revenue and profits.

Also, there has been a marked increase in the use of social media platforms and similar channels, including weblogs (blogs), websites and other forms of Internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate as is its impact. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is seemingly limitless. Information concerning our business and/or products may be posted on such platforms at any time. Negative views regarding our products and the efficacy of a low-carb, low-sugar and protein-rich eating approach have been posted on various social media platforms, and may continue to be posted in the future, which we cannot control. Regardless of their accuracy or authenticity, such information and views may be adverse to our interests, which may harm our reputation and brand. The harm may be immediate without affording or an opportunity for redress or correction.

Ultimately, the risks associated with any such negative publicity cannot be eliminated or completely mitigated and may adversely affect our business, financial condition and results of operations.

We must expend resources to maintain consumer awareness of our brands, build brand loyalty and generate interest in our products.

We believe that the Atkins nutritional approach is broadly known and followed in the United States and in many of the other countries in which we operate. In order to remain competitive and to expand and keep shelf placement for our products, we may need to increase our marketing and advertising spending in order to maintain and increase consumer awareness, protect and grow our existing market share or to promote new products, which could impact our operating results. Substantial advertising and promotional expenditures may be required to maintain or improve our brand’s market position or to introduce new products to the market, and participants in our industry are engaging with non-traditional media, including consumer outreach through social media and web-based channels. An increase in our marketing and advertising efforts may not maintain our current reputation, or lead to an increase in brand awareness. Moreover, we may be unable to maintain current awareness of our brand due to any potential fragmentation of our marketing efforts as we continue to focus on a low-carb, low-sugar and protein-rich nutritional approach for everyday snacking consumers. In addition, we consistently evaluate our product lines to determine whether or not to discontinue certain products. Discontinuing product lines may increase our profitability but could reduce our sales and hurt our brands, and a reduction in sales of certain products could result in a reduction in sales of other products. The discontinuation of product lines may have an adverse effect on our business, financial condition and results of operations.

In addition, unattractive shelf placement and pricing may put our products at a disadvantage to those of our competitors. Even if we obtain shelf space or preferable shelf placement, our new and existing products may fail to achieve the sales expectations set by our retailers, potentially causing these retailers to remove our products from their shelves. Additionally, an increase in the quantity and quality of private-label products in the product categories in which we compete could create more pressure for shelf space and placement for branded products within each such category, which could adversely affect our sales.

We may not be successful in implementing our growth strategies, including expanding our emphasis on a low carb, low-sugar and protein-rich healthy lifestyle, while maintaining the traditional identity of our brands and the loyalty of our consumers.
Our future success depends in large part on our ability to implement our growth strategies effectively. In December 2016 we transitioned from a single- to multi-brand portfolio with the addition of Wellness Foods and the addition of the SimplyProtein® brand. We expect to focus on nutritional snacking in the future. As a multi-brand business, we face increased complexities and greater uncertainty with respect to consumer trends and demands than as a single-brand business. Our ability to successfully expand our nutritional snacking brands and other growth strategies depends, among other things, on our ability to identify, and successfully cater to, new demographics and consumer trends, develop new and innovative products, identify and acquire additional product lines and businesses, secure shelf space in grocery stores, wholesale clubs and other retailers, increase consumer awareness of our brands, enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products and compete with numerous other companies and products. In addition, self-directed lifestyle consumers of our nutritional snacking products may have different preferences and spending habits than the consumers of traditional weight loss products, and we may not be successful in reaching and maintaining the loyalty of new consumers to the same extent, or at all, as we have with our historical consumers. Traditional weight management consumers actively on the Atkins program represent approximately 15% of our current consumer base whereas the remaining 85% of our consumers are not currently on a program diet. Furthermore, we may not be successful in evolving our advertising and other efforts to appeal to both our branded weight loss consumers and self-directed healthy lifestyle consumers. If we are unable to identify and capture new audiences and demographics, our ability to successfully integrate additional brands will be adversely affected. Accordingly, we may not be able to successfully implement our growth strategies, expand our brands, or continue to maintain growth in our sales at our current rate, or at all. If we fail to implement our growth strategies, our sales and profitability may be negatively impacted, which would adversely affect our business, financial condition and results of operations.

We intend to grow through acquisitions or joint ventures and we may not successfully integrate, operate or realize the anticipated benefits of such business combinations.

As part of our strategic initiatives, we intend to pursue selected acquisitions or joint ventures, such as our acquisition of Wellness Foods, Inc., including its SimplyProtein® brand, in December 2016. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing products and identifying and acquiring brands in new categories and in new geographies for the purpose of expanding our platform of nutritional snacks and potentially other food products. However, although we regularly evaluate multiple acquisition candidates, we cannot be certain that we will be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on favorable terms, or integrate acquisitions that we complete.

Acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, which could increase target prices and/or adversely affect our ability to consummate deals on favorable or acceptable terms, the potential unavailability of financial resources necessary to consummate acquisitions in the future, the risk that we improperly value and price a target, the potential inability to identify all of the risks and liabilities inherent in a target company or assets notwithstanding our diligence efforts, the diversion of management’s attention from the operations of our business and strain on our existing personnel, increased leverage due to additional debt financing that may be required to complete an acquisition, dilution of the net current book value per share if we issue additional equity securities to finance an acquisition, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions.

In addition, any future acquisitions may pose risks associated with entry into new geographic markets, including outside the United States and our current international markets, distribution channels, lines of business or product categories, where we may not have significant prior experience and where we may not be as successful or profitable as we are in businesses and geographic regions where we have greater familiarity and brand recognition. Potential acquisitions may also entail significant transaction costs and require a significant amount of management time, even where we are unable to consummate or decides not to pursue a particular transaction.

In addition to the risks above, even when acquisitions, such as the acquisition of Wellness Foods, are completed, integration of acquired entities can involve significant difficulties. These include failure to achieve financial or operating objectives with respect to an acquisition, systems, operational and managerial controls and procedures, the need to modify systems or to add management resources, difficulties in the integration and retention of consumers or personnel and the integration and effective deployment of operations or technologies, amortization of acquired assets (which would reduce future reported earnings), possible adverse short-term effects on cash flows or operating results, integrating personnel with diverse backgrounds and organizational cultures, coordinating sales and marketing functions and failure to obtain and retain key personnel of an acquired business. Failure to manage these acquisition growth risks could have an adverse effect on our business.

All of our products must comply with regulations of the FDA as well as state and local regulations. Any non-compliance with the FDA or other applicable regulations could harm our business.

Our products must comply with various FDA rules and regulations, including those regarding product manufacturing, food safety, required testing and appropriate labeling of our products. The FDA has not defined nutrient content claims with respect to carbohydrates, but has not objected to the use of net carbohydrate information on food labels if the label adequately explains how the term is used so that it would not be false or misleading to consumers. The FDA requires all carbohydrates per serving to be listed on the Nutrition Facts Panel (“NFP”) of a package. In addition to the information on the NFP, we uses the term “net carbohydrate” (or “net carbs”) on our Atkins' packaging to assist consumers in tracking the carbohydrates in that serving of food that impact a person’s blood sugar (glucose) levels. We determine the number of net carbs in a serving of food by subtracting fiber, and sugar alcohols if any, from the actual number of carbohydrates listed on the NFP. Fiber and sugar alcohols can be subtracted from the carbohydrates because they minimally impact blood sugar. It is possible that FDA regulations and/or their interpretations may change related to, for example, definitions of certain of our core ingredients, such as fiber; labeling requirements for describing other ingredients or nutrients, such as sugar alcohols or protein; or disclosures of any ingredient labeled as genetically modified, or GMO. As such, there is a risk that our products could become non-compliant with the FDA’s regulations, and any such non-compliance could harm our business.

In addition, if FDA or other regulations restrict us from labeling and marketing certain ingredients or product attributes, such as fiber or “net carb” count, we may be unable to effectively reach our target demographics, promote what we believe to be the benefits of our products or communicate that our products are composed of what we consider to be low-carb, low-sugar and protein-rich ingredients.

We do not manufacture our products directly, but rather, rely on a pool of contract manufacturers who produces products in their own facilities. Therefore, we must rely on these manufacturers to maintain compliance with regulatory requirements. Although we require our contract manufacturers to be compliant, we do not have direct control over such facilities. Failure of our contract manufacturers to comply with applicable regulation could have an adverse effect on our business.

Conflicts between state and federal law regarding definitions of our core ingredients, as well as labeling requirements, may lead to non-compliance with state and local regulations. For example, certain states may maintain narrower definitions of certain ingredients, as well as more stringent labeling requirements, of which we are unaware. Any non-compliance at the state or local level could also adversely affect our business, financial condition and results of operations.

Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.

Elements of our businesses, including the production, storage, distribution, sale, display, advertising, marketing, labeling, health and safety practices, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as the laws and regulations administered by government entities and agencies outside the United States in markets in which our products or components thereof (such as packaging) may be made, manufactured or sold. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events. Such changes may include changes in:

•	food and drug laws (including FDA regulations);

•	laws related to product labeling;

•	advertising and marketing laws and practices;

•	laws and programs restricting the sale and advertising of certain of our products;

•	laws and programs aimed at reducing, restricting or eliminating ingredients present in certain of our products;

•	laws and programs aimed at discouraging the consumption of products or ingredients or altering the package or portion size of certain of our products;

•	state consumer protection and disclosure laws;

•	taxation requirements, including the imposition or proposed imposition of new or increased taxes or other limitations on the sale of our products; competition laws;

•	anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, and the UK Bribery Act of 2010, or Bribery Act;

•	economic sanctions and anti-boycott laws, including laws administered by the U.S. Department of Treasury, Office of Foreign Assets Control and the European Union;

•
laws relating to export, reexport, transfer, and import controls, including the Export Administration Regulations, the EU Dual Use Regulation, and the customs and import laws administered by the U.S. Customs and Border Protection;

•	employment laws;

•	privacy laws;

•	laws regulating the price we may charge for our products; and

•	farming and environmental laws.
New laws, regulations or governmental policies and their related interpretations, or changes in any of the foregoing, including taxes or other limitations on the sale of our products, ingredients contained in our products or commodities used in the production of our products, may alter the environment in which it does business and, therefore, may impact our operating results or increase our costs or liabilities. In addition, if we fail to adhere to such laws and regulations, we could be subject to regulatory investigations, civil or criminal sanctions, as well as class action litigation, which has increased in the industry in recent years.

We rely on sales to a limited number of retailers for the substantial majority of our net sales, and the loss of one or more such retailers may harm our business. In addition, we maintain “at will” contracts with these retailers, which do not require recurring or minimum purchase amounts of our products.

A substantial majority of our sales are generated from a limited number of retailers. Sales to our largest retailer, Walmart Stores, Inc., represented approximately 42% of sales of Simply Good Foods. Although the composition of our significant retailers may vary from period to period, we expect that most of our net sales and accounts receivable will continue to come from a relatively small number of retailers for the foreseeable future. These retailers may take actions that affect us for reasons that we cannot always anticipate or control, such as their financial condition, changes in their business strategy, operations or the introduction of competing products or the perceived quality of our products.

In addition, our retailers typically do not provide us with firm, long-term or short-term volume purchase commitments. As a result, we could have periods with little to no orders for our products while still incurring costs related to workforce maintenance, marketing, general corporate expenses and debt service. Furthermore, despite operating in different channels, our retailers sometimes compete for the same consumers. As a result of actual or perceived conflicts resulting from this competition, retailers may take actions that negatively affect us. We may not be able to find new retailers to supplement periods where we experience few or no purchase orders or that we can recover fixed costs as a result of experiencing reduced purchase orders. Periods of few or no purchase orders for our products could adversely affect our business, financial condition and results of operations.

Conversely, from time to time, we may experience unanticipated increases in orders of our products from these retailers that can create supply chain problems and may result in unfilled orders. If we are unable to meet such increased orders of our products, our reputation with these retailers may be harmed. Unanticipated fluctuations in product requirements by these retailers could result in fluctuations in our results from quarter to quarter. Consolidation among retailers may also adversely affect our results. An increase in the concentration of our sales to large customers may negatively affect our profitability due to the impact of higher shelving fees and reduced volumes of product sold. Furthermore, as retailers consolidate, they may reduce the number of branded products they offer in order to accommodate private label products and generate more competitive terms from branded suppliers.

The loss of, or disruption in, or our inability to efficiently operate our fulfillment network could adversely affect our business, financial condition and results of operations.

For our U.S. operations, we utilize a single distribution center in Greenfield, Indiana. Substantially all of our inventory is shipped directly to our retailers from this center by the third-party operator. We rely significantly on the orderly operation of this center, and if complications arise or if the facility is severely damaged or destroyed, our ability to deliver inventory on a timely basis will be significantly impaired. Such delays could adversely impact our business.

We also rely on a single-sourced logistics provider for distribution and product shipments in the United States. Our utilization of delivery services for shipments is subject to risks, including increases in fuel prices, which would increase shipping costs, and employee strikes, and inclement weather, which may impact the ability of providers to provide delivery services that adequately meet our shipping needs. From time to time, we may change third-party transportation providers, and we could therefore face logistical difficulties that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change, and fail to obtain terms as favorable as those we currently receive.

Disruptions in operations due to natural or man-made disasters, fire, flooding, terrorism or other catastrophic events, system failure, labor disagreements or shipping problems may result in delays in the delivery of products to retailers.

We rely on a limited number of third-party suppliers and manufacturers to supply our core ingredients and produce our products.

The core ingredients used in manufacturing our products include soy, nuts, dairy and cocoa. There may be a limited market supply of any of these core ingredients and we rely on a limited number of third party suppliers to provide these ingredients, a portion of which are international companies. Any disruption in the supply could adversely affect our business, particularly our profitability and our margins. Events that adversely affect our suppliers could impair our ability to obtain core ingredient inventories in the quantities that it desires. Such events include problems with Atkins’ suppliers’ businesses, finances, labor relations, ability to import core ingredients, costs, production, insurance, reputation and weather conditions during growing, harvesting or shipping, including flood, drought, frost and earthquakes, as well as natural or man-made disasters or other catastrophic occurrences.

Our financial performance depends in large part on our ability to purchase core ingredients in sufficient quantities at competitive prices. We may not have continued supply, pricing or exclusive access to core ingredients from these sources. Any of our suppliers could discontinue or seek to alter their relationships with us. Additionally, we may be adversely affected if there is increased demand for the specific core ingredients we use in our products, there is a reduction in overall supply of required core ingredients, suppliers raise their prices, stop selling to us or our contract manufacturers or enter into arrangements that impair their abilities to provide us or our contract manufacturers with core ingredients or increases in the cost of packaging and distributing core ingredients.

We also rely on a limited number of contract manufacturers to manufacture our products. Currently, we have multiple contract manufacturers for ready-to-drink shakes and numerous contract manufacturers for nutrition bars. If any of these manufacturers experience adverse effects on their businesses or are unable to continue manufacturing our products at required levels, on a timely basis, or at all, we may be forced to seek other manufacturers to manufacture our products. In addition, our contract manufacturers independently contract for and obtain some of the core ingredients in our products. If contract manufactures are unable to obtain these core ingredients in the required amounts or at all, their ability to manufacture our products would be adversely affected. It could take a significant period of time to locate and qualify such alternative production sources. We may not be able to identify and qualify new manufacturers in a timely manner or that such manufacturers could allocate sufficient capacity in order to meet our requirements, which could adversely affect our ability to make timely deliveries of products. Furthermore, we may be unable to negotiate pricing or other terms with existing or new manufacturers as favorable as what we currently enjoy. There is also no guarantee a new manufacturing partner could accurately replicate the production process and taste profile of the existing products.

We are also subject to risks associated with protection of our trade secrets by our third party contract manufacturers. If our contract manufacturers fail to protect our trade secrets, either intentionally or unintentionally, our business, financial condition and results of operations could be adversely affected. If we experience significant increased demand for our products, or needs to replace an existing supplier or manufacturer, additional supplies of core ingredients or manufacturers to produce our products may not be available when required on acceptable terms, or at all, or that any supplier would allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our strict quality standards. Even if our existing suppliers and manufacturers are able to expand their capacities to meet our needs or we are able to find new sources of core ingredients or new manufacturers to produce our products, we may encounter delays in production, inconsistencies in quality and added costs. We may not be able to pass increased costs onto the consumer immediately, if at all, which may decrease or eliminate our profitability in any period. Any manufacturing and/or supply disruptions or cost increases could have an adverse effect on our ability to meet consumer demand for our products and result in lower net sales and profitability both in the short and long term.

We rely, in part, on our third-party co-manufacturers to maintain the quality of our products. The failure or inability of these co-manufacturers to comply with the specifications and requirements of our products could result in product recall, which could adversely affect our reputation and subject us to significant liability should the consumption of any of our products cause or be claimed to cause illness or physical harm.

We sell products for human consumption, which involves risks such as product contamination or spoilage, product tampering, other adulteration, mislabeling and misbranding. All of our products are manufactured by independent third-party contract manufacturers. We also licenses certain products that contain our brand and logo, but which are produced and distributed exclusively by third parties. In addition, we do not own our warehouse facility, but it is managed for us by a third party. Under certain circumstances, we may be required to, or may voluntarily, recall or withdraw products. For example, in 2016, as part of a larger national recall by several other food companies, we incurred losses, including recalled product as a result of potential contamination from an ingredient supplied to one of our third-party manufacturers at their manufacturing center. While the contamination did not result in any consumer illness, and we were indemnified for a substantial portion of our direct product loss, any future recall may be more costly.

A widespread recall or withdrawal of any of ours or Atkins’ licensed products may negatively and significantly impact its sales and profitability for a period of time and could result in significant losses depending on the costs of the recall, destruction of product inventory, reduction in product availability, and reaction of competitors and consumers. We may also be subject to claims or lawsuits, including class actions lawsuits (which could significantly increase any adverse settlements or rulings) or judgments, resulting in liability for actual or claimed injuries, illness or death. Any of these events could adversely affect our business, financial condition and results of operations. Whether or not a product liability claim or lawsuit is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential consumers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe to be adequate. However, we may incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could adversely affect our business, financial condition and results of operations.

Ingredient and packaging costs are volatile and may rise significantly, which may negatively impact the profitability of our business.

We negotiate the prices for large quantities of core ingredients, such as soy, nuts, dairy and cocoa, as well as packaging materials. A number of these ingredients are manufactured and packaged in Canada. Costs of ingredients and packaging are volatile and can fluctuate due to conditions that are difficult to predict, including global competition for resources, fluctuations in currency and exchange rates, weather conditions, natural or man-made disasters, consumer demand and changes in governmental trade and agricultural programs. Continued volatility in the prices of the core ingredients and other supplies we purchase could increase our cost of goods sold and reduce our profitability.

We do not use hedges or forward pricing for availability of any core ingredients. As such, any material upward movement in core ingredient pricing could negatively impact our margins if we are not able to pass these costs on to our consumers, or our sales if we are forced to increase our prices. If we are not successful in managing our ingredient and packaging costs, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will adversely affect our business, financial condition and results of operations.

Certain of our core ingredient contracts have minimum volume commitments that could require purchases without matching revenues during weaker sales periods. Future core ingredient prices may be impacted by new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, natural disasters, volatility in the price of crude oil and related petrochemical products and changes in exchange rates.

Our international operations expose us to regulatory, economic, political and social risks in the countries in which we operate.

The international nature of our operations involves a number of risks, including changes in U.S. and foreign regulations, tariffs, taxes and exchange controls, economic downturns, inflation and political and social instability in the countries in which we operate and our dependence on foreign personnel. Moreover, although our products in our foreign operations typically mirror those in the United States, consumers in countries outside the United States may have different tastes, preferences and nutritional approaches than U.S. consumers. In addition, our international business is small in comparison to our U.S. business, and as a result, our operations are more spread out and less consolidated which can limit our ability to effectively and timely react to adverse events. We cannot be certain that we will be able to enter and successfully compete in additional foreign markets or that we will be able to continue to compete in the foreign markets in which we currently operate.

Doing business outside the United States requires us to comply with the laws and regulations of the U.S. government and various foreign jurisdictions, which place restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the FCPA or the Bribery Act, export controls and economic sanctions programs, including those administered by the U.S. Treasury Department’s Office of Foreign Assets Control, OFAC and the EU. As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations. The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. In addition, the Bribery Act extends beyond bribery of foreign public officials and also applies to transactions with private persons. The provisions of the Bribery Act are also more onerous than the FCPA in a number of other respects, including jurisdictional reach, non-exemption of facilitation payments and, potentially, penalties.

Our continued expansion outside the United States, including in developing countries, and our development of new partnerships and joint venture relationships worldwide, could increase the risk of FCPA, OFAC, Bribery Act or EU Sanctions violations in the future. Violations of anti-corruption and trade control laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

Disruptions in the worldwide economy may adversely affect our business, financial condition and results of operations.

Adverse and uncertain economic conditions may impact distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, retailers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns, making it more difficult to sell our premium products. During economic downturns, it may be more difficult to convince consumers to switch to or continue to use our brands or convince new users to choose our brands without expensive sampling programs and price promotions. In particular, consumers may reduce their purchases of products without GMOs, gluten, or preservatives when there are conventional offerings of similar products, which generally have lower retail prices. In addition, consumers may choose to purchase private-label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in response to these conditions and seek to reduce their inventories. Our results of operations depend upon, among other things, our ability to maintain and increase sales volume with our existing distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

Our international operations expose us to fluctuations in exchange rates, which may adversely affect our operating results.

We source large quantities of our core ingredients from foreign suppliers, and as a result, any material upward movement in foreign exchange rates relative to the U.S. dollar will adversely affect our profitability. Furthermore, the substantial majority of our revenues are generated domestically, while a substantial portion of our third party manufacturing is completed in Canada. Any U.S. dollar weakness may therefore adversely affect revenues and cash flows while also increasing supply and manufacturing costs.

Our geographic focus makes it particularly vulnerable to economic and other events and trends in North America.

We operate mainly in North America and, therefore, is particularly susceptible to adverse regulations, economic climate, consumer trends, market fluctuations, including commodity price fluctuations or supply shortages of key ingredients, and other adverse events in North America, including the U.S. and Canada. The concentration of our businesses in North America could present challenges and may increase the likelihood that an adverse event in North America would materially and adversely affect product sales, financial condition and operating results.

Our business could be negatively impacted by changes in the U.S. political environment.

The recent presidential and congressional elections in the United States have resulted in significant uncertainty with respect to, and could result in changes in, legislation, regulation and government policy at the federal, state and local levels. Any such changes could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during and after the 2016 U.S. elections that might materially impact us include, but are not limited to, changes to existing trade agreements, import and export regulations, tariffs, particularly with respect to tariffs on Canadian imports (where we source a large number of nutritional bars), and customs duties, healthcare delivery and spending, public company reporting requirements, environmental regulation and antitrust enforcement. The tax reform legislative draft pending as of November 2017 has the potential to materially impact the Company due to underlying proposed changes to income tax regulations, the federal tax code, and applicable corporate tax rates. To the extent changes in the political environment have a negative impact on us or on our markets, our business, financial condition and results of operations could be adversely affected.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation.

From time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we may establish reserves, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates.

There is an additional risk that these types of suits may lead to adverse publicity, consumer confusion, distrust and additional legal challenges for us. Should we become subject to related or additional unforeseen lawsuits, including claims related to our products or labeling or advertising, which may vary in accordance with state and federal rules and regulations, consumers may avoid purchasing our products or seek alternative products, even if the basis for the claims against us is unfounded. For example, state and federal rules and regulations vary with respect to certain labeling requirements.

Any consumer loss of confidence in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. For example, publications and other third-party commentary may vary in opinion with respect to calculations of net carbs and vary on approach to calculations of net carbs, which may lead to reports questioning the accuracy of our calculations and reporting the amount of net carbs contained in certain of our products. Uncertainty among consumers as to the nutritional content or the ingredients used in our products, regardless of the cause, may have a substantial and adverse effect on our brands and our business, results of operations and financial condition.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part upon protection of our rights in trademarks, trade dress, trade secrets, copyrights and other intellectual property and other proprietary rights that we own or license. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may be inadequate to effectively protect our intellectual property rights. We may not be able to preclude third parties from using our intellectual property rights with respect to food or beverage products, and may not be able to leverage our branding beyond our current product offerings. In addition, our trademark or other intellectual property applications may not always be granted. Third parties may oppose our intellectual property applications, or otherwise challenge our use of trademarks or other intellectual property. Third parties may infringe, misappropriate, or otherwise violate our intellectual property, and changes in applicable laws could serve to lessen or remove the current legal protections available for intellectual property. Any legal action that we may bring to protect our brand and other intellectual property could be unsuccessful and expensive and could divert management’s attention from other business concerns. Any litigation or claims brought against us, for trademark infringement or related matters, even without merit, could result in substantial costs and diversion of our resources. A successful claim of trademark, copyright or other intellectual property infringement, misappropriation, or other violation against us could prevent us from providing our products or services, or could require us, if we are unable to license such third-party intellectual property on reasonable terms, to redesign or rebrand our products or product packaging. Certain of our intellectual property licenses have fixed terms, and even for those that do not, we cannot guarantee that all of our intellectual property licenses will remain in effect indefinitely. Termination of intellectual property licenses granted by or to us could result in the loss of profits generated pursuant to such licenses. Any of the foregoing results could harm our business, financial condition or results of our operations.

Any inadequacy, failure or interruption of our information technology systems may harm our ability to effectively operate our business, and our business is subject to online security risks, including security breaches and identity theft.

We are dependent on various information technology systems, and a failure of our information technology systems to perform as we anticipate could disrupt our business. Like many other companies, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. Despite safeguards that we have implemented that are designed to prevent unauthorized access to our information technology systems, we cannot be certain that our information technology systems are free from vulnerability to security breaches (especially as the sophistication of cyber-security threats continues to increase), or from vulnerability to inadvertent disclosures of sensitive data by third parties or by us.

Unauthorized users who penetrate our information security systems could misappropriate proprietary employee or consumer information or data. As a result, it may become necessary to expend additional amounts of capital and resources to protect against, or to alleviate, problems caused by unauthorized access, and such data security breaches could also result in lost profit due to reduced demand for our products. These expenditures, however, may not prove to be a timely remedy against breaches by unauthorized users who are able to penetrate our information security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could adversely affect our computer systems and, in turn, harm our business.

A significant number of states require that consumers be notified if a security breach results in the disclosure of their personal financial account or other information. Additional states and governmental entities are considering such “notice” laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach and such notice or public disclosure is required in the future, our reputation and our business may be harmed.

With the exception of limited information voluntarily submitted by users of our website, we typically does not collect or store consumer data or personal information. However, third-party providers, including our licensees, contract manufacturers, e-commerce contractors and third-party sellers may do so. The website operations of such third parties may be affected by reliance on other third-party hardware and software providers, technology changes, risks related to the failure of computer systems through which these website operations are conducted, telecommunications failures, data security breaches and similar disruptions. If we or our third-party providers fail to maintain or protect our respective information technology systems and data integrity effectively, fail to implement new systems and/or update or expand existing systems or fail to anticipate, plan for or manage significant disruptions to systems involved in our operations, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, suppliers, distributors or others, and be subject to regulatory sanctions, including sanctions stemming from violations of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and as a result, have increases in operating expense.

If we do not maintain effective internal control over financial reporting, we could fail to report our financial results accurately.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. In the future we may discover areas of our internal control over financial reporting that need improvement. Prior to the merger, we had not historically documented our internal controls, and if in the future we identify a control deficiency that rises to the level of a material weakness in internal controls over financial reporting, this material weakness may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, Atkins’ financial statements may contain material misstatements or omissions. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In addition, our internal financial and accounting team is leanly staffed, which can lead to inefficiencies with respect to segregation of duties. If we fail to properly and efficiently maintain an effective internal control over financial reporting, we could fail to report our financial results accurately.

If we are unable to implement appropriate systems, procedures and controls, we may not be able to successfully offer our products and grow our business and account for transactions in an appropriate and timely manner.

Our ability to successfully offer our products, grow our business and account for transactions in an appropriate and timely manner requires an effective planning and management process and certain other automated management and accounting systems. We currently do not have an integrated enterprise resource planning system and certain other automated management and accounting systems. We periodically update our operations and financial systems, procedures and controls; however; we still rely on manual processes and procedures that may not scale proportionately with our business growth. Our systems will continue to require automation, modifications and improvements to respond to current and future changes in our business. Failure to implement in a timely manner appropriate internal systems, procedures and controls could adversely affect our business, financial condition and results of operations.

Severe weather conditions and natural disasters such as fires, floods, droughts, hurricanes, earthquakes and tornadoes can affect crop supplies, manufacturing facilities and distribution activities, and negatively impact the operating results of our business.

Severe weather conditions and natural disasters, such as fires, floods, droughts, frosts, hurricanes, earthquakes, tornadoes, insect infestations and plant disease, may affect the supply of core ingredients on which we depend to make food products, or may curtail or prevent the manufacturing or distribution of food products by third parties. Competing manufacturers might be affected differently by weather conditions and natural disasters, depending on the location of their sources of supplies and manufacturing or distribution facilities. If supplies of core ingredients available to us are reduced, we may not be able to find enough supplemental supply sources on favorable terms, which could adversely affect our business, financial condition and results of operations. In addition, because we rely on two co-manufacturers for a majority of our manufacturing needs and a single distribution warehouse, adverse weather conditions could impact the ability for those third-party operators to manufacture and store our products.

The seasonal nature of our business could cause operating results to fluctuate.

We have experienced and expect to continue to experience fluctuations in our quarterly results of operations due to the seasonal nature of our business. The months of January to May result in the greatest retail sales due to renewed consumer focus on healthy living following New Year’s Day, as well as significant customer merchandising around that time. This seasonality could cause our share price to fluctuate as the results of an interim financial period may not be indicative of our full year results. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis.

Loss of our key executive officers or other personnel, or an inability to attract and retain such management and other personnel, could negatively impact our business.

Our future success depends to a significant degree on the skills, experience and efforts of our key executive officers. The loss of the services of any of these executives could adversely affect our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. Additionally, we also depend on our ability to attract and retain qualified personnel to operate and expand our business. If we fail to attract talented new employees, our business and results of operations could be negatively affected.

We have not been managed as a public company and our current resources may not be sufficient to fulfill our public company obligations.

As a result of the Business Combination, we are subject to various regulatory requirements, including those of the SEC and NASDAQ. These requirements include record keeping, financial reporting and corporate governance rules and regulations. While certain members of our management team have experience in managing a public company, we have not historically had the resources typically found in a public company. Our internal infrastructure may not be adequate to support our increased reporting obligations, and we may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome our limited experience or employees which could adversely affect our business if our internal infrastructure is inadequate to fulfill our public company obligations.

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

Our only significant asset is ownership of 100% of NCP-ATK Holdings, Inc. and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations, including our obligations under the Tax Receivable Agreement.

We have no direct operations and no significant assets other than the ownership of 100% of NCP-ATK Holdings, Inc. We will depend on NCP-ATK Holdings, Inc. for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in agreements governing our debt arrangements and future indebtedness of NCP-ATK Holdings, Inc. , as well as the financial condition and operating requirements of NCP-ATK Holdings, Inc. The earnings from, or other available assets of, NCP-ATK Holdings, Inc. may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

Our indebtedness could adversely affect our financial condition and ability to operate our company, and we may incur additional debt.

As a result of the Business Combination, we have approximately $200 million in outstanding indebtedness and a revolving credit facility of $75 million. Our debt level and the terms of our debt arrangements could adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the credit facilities governing our indebtedness, we have granted the lenders a security interest in substantially all of our assets, including the assets of our subsidiaries and an affiliate.

Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described herein. If we do not generate enough cash flow to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. We may not be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all.

The credit facilities governing our debt arrangements contain financial and other covenants. The failure to comply with such covenants could have an adverse effect on us.

The credit facilities governing our debt arrangements contain certain financial and other covenants. For example, the revolving credit facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the credit facilities) contingent on credit extensions in excess of 30% of the total amount of commitments available under the revolving credit facility, and limitations on our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions, and investments, consolidations, mergers, reorganizations and other fundamental changes payment of dividends and other distributions to equity and warrant holders and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The credit facilities governing our debt arrangements bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow.

We may need additional capital in the future, and it may not be available on acceptable terms or at all.
We have historically relied upon cash generated by our operations to fund our operations and strategy. We may also need to access the debt and equity capital markets. However, these sources of financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with agreements governing our then-outstanding debt. These factors may make the timing, amount, terms or conditions of additional financings unattractive to us. If we are unable to generate sufficient funds from operations or raise additional capital, our growth could be impeded.
The unaudited pro forma combined financial information included in this document may not be indicative of what our actual financial position or results of operations would have been.
The unaudited pro forma combined financial information in this Report is presented for illustrative purposes only and is not necessarily indicative of what our actual financial position or results of operations would have been had the Business Combination been completed on the dates indicated. See the section entitled “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” for more information.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.
The price of our securities may fluctuate significantly due to general market and economic conditions and an active trading market for our securities may not develop or be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are delisted from NASDAQ for any reason and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were listed on NASDAQ or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.
There can be no assurance that that we will be able to comply with the continued listing standards of NASDAQ.
Our common stock and Warrants are listed on NASDAQ. If NASDAQ delists our common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•
a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of the post-combination company, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease coverage or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of common stock. Approximately 27% of our common stock is restricted from resale pursuant to investor rights agreements entered into with certain of our stockholders (the “Investor Rights Agreements”) for 180 days from July 7, 2017, the date of the consummation of the Business Combination; these shares may be sold after the expiration of the lock-up. Pursuant to the Investor Rights Agreements, no later than 180 days following the consummation of the Business Combination, we are required to file a shelf registration statement relating to the offer and sale of certain shares of common stock held by our affiliates. As restrictions on resale end, the market price of common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

•	a staggered board providing for three classes of directors, which limits the ability of a stockholder or group to gain control of our board;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•
the right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our board of directors;

•
the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•
a prohibition on stockholders calling a special meeting, which forces stockholder action to be taken at an annual of our stockholders or at a special meeting of our stockholders called by the chairman of the board, the chief executive officer of the board of directors pursuant to a resolution adopted by a majority of the board of directors;

•
the requirement that a meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•
providing that directors may be removed prior to the expiration of their terms by stockholders only for cause and upon the affirmative vote of a majority of the voting power of all outstanding shares of the combined company;

•
a requirement that changes or amendments to the amended and restated certificate of incorporation or the amended and restated bylaws must be approved by at least 75% of the voting power of our outstanding common stock; and

•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties
Our corporate headquarters is located at 1050 17th Street, Suite 1500, Denver, CO 80265. The Company leases the property for this corporate office, which occupies approximately 19,000 square feet. In addition, the Company leases other office space and storage space including in Louisville, Colorado, and offices in foreign countries including the Netherlands and the United Kingdom to support key international operations. The Company also leases the Distribution Center in Greenfield, Indiana, which has approximately 423,000 square feet of floor space. With the acquisition of Wellness Foods, the Company also has operations in Toronto, Canada. The following table summarizes our leased properties as of the date of this Report:

Location	Principal Use	Type	Lease Expiration Date
Denver, CO	Headquarters	Office	April 30, 2018
Louisville, CO	Research and Development	Office	May 31, 2020
Greenfield, IN	Distribution Center	Warehouse	December 31, 2021
Netherlands	International Operations	Office	February 2, 2021
United Kingdom	International Operations	Office	May 7, 2022
Toronto, Ontario	Wellness Foods Operations	Office	February 28, 2019

Item 3. Legal Proceedings

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation that we believe to be material and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and warrants have been traded on the NASDAQ Capital Market under the symbols “SMPL” and “SMPL.W,” respectively, since July 10, 2017, which is the business day following the consummation of the Business Combination. Prior to this time, there was no public market for our common stock or warrants. The following table shows the high and low sale prices per share of our common stock and warrants as reported on the NASDAQ Capital Market for the periods indicated:

	Common Stock		Warrants
	High	Low	High	Low
2017:
Fourth Quarter (beginning July 10, 2017)	12.50	10.93	2.80	2.24

Holders of Common Stock

At November 6, 2017, there were 70,582,573 shares outstanding and 32 record holders of our common stock.

Dividend Policy

We currently do not pay dividends and have not paid any cash dividends on our common stock to date. We currently intend to retain earnings to finance the growth and development of our business, and as such, we do not expect to pay any cash dividends on our common stock at this time. The payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future financing instruments, provisions of applicable law and any other factors the board deems relevant.

Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchase of Equity Securities
The Company did not have any repurchases of common stock during the three months ended August 26, 2017.
Performance Graph

The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

The following stock performance graph compares the outstanding stock from issuance of SMPL, July 10, 2017, through August 25, 2017 (the last trading day of our fiscal year of August 26, 2017), the cumulative total stockholder return for (1) Company’s common stock, (2) the Standard & Poor’s 500 and (3) the Standard & Poor's 500 Packaged Foods & Meats index. The graph assumes the value of the investment in our common stock and each index was $100.00 on July 10, 2017 and assumes reinvestment of any dividends.

The stock price performance below is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

As a result of the Business Combination, Simply Good Foods is the acquirer, and for accounting purposes the successor. Atkins is the acquiree and accounting predecessor. Our financial statement presentation includes the financial statements of Atkins as “Predecessor” for periods prior to the Closing Date and of Simply Good Foods for periods after the Closing Date, including the consolidation of Atkins. Also see the “Supplemental Unaudited Pro Forma Combined Financial Information” section within "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" for supplemental pro forma combined information that gives effect to the Business Combination as if such transaction had been consummated on August 30, 2015.

The following table sets forth selected historical financial information derived from the audited financial statements of the successor and predecessor periods ended August 26, 2017 and July 6, 2017, the audited financial statements for the 52-week period ended August 27, 2016, the audited 35-week period ended August 29, 2015, the audited 52-week periods ending December 27, 2014, December 28, 2013, and the unaudited financial statements for the 52-week period ended December 29, 2012. You should read the following selected financial information in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the related notes in "Item 8. Financial Statements and Supplementary Data".

	2017		2016	2015	2014	2013	2012
	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-weeks ended	35-weeks ended	52-weeks ended	52-weeks ended	52-weeks ended
			August 27, 2016	August 29, 2015	December 27, 2014	December 28, 2013	December 28, 2012
	(audited)	(audited)	(audited)	(audited)	(audited)	(audited)	(unaudited)
(in thousands)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Net sales	$56,334	$339,837	$427,858	$252,898	$429,858	$393,929	$311,153
Cost of goods sold	35,941	179,998	248,464	151,978	249,832	221,120	161,739
Gross profit	20,393	159,839	179,394	100,920	180,026	172,809	149,414

Operating Expenses:
Distribution	2,784	14,970	18,489	11,429	19,481	19,544	16,575
Selling	2,322	13,905	18,513	14,632	22,282	23,211	15,851
Marketing	4,615	33,589	37,751	30,515	33,548	31,951	28,122
General and administrative	7,813	39,276	46,961	29,028	41,000	40,008	35,156
Depreciation and amortization	1,000	8,617	10,179	7,267	11,195	11,304	11,166
Business combination transaction costs	—	25,608	—	—	—	—	—
Other Expense	—	141	1,542	65	146	603	1,094
Total operating expenses	18,534	136,106	133,435	92,936	127,652	126,621	107,964

Income from operations	1,859	23,733	45,959	7,984	52,374	46,188	41,450

Other income (expense):
Change in warrant liabilities	—	722	(722)	1,689	143	(3,173)	(8,392)
Interest expense	(1,662)	(22,724)	(27,195)	(18,331)	(27,823)	(35,402)	(21,573)
Loss (gain) on foreign currency transactions	513	133	(619)	(1,045)	(1,211)	1,198	(534)
Other income (expense)	30	221	118	55	96	297	171
Total other expense	(1,119)	(21,648)	(28,418)	(17,632)	(28,795)	(37,080)	(30,328)

Income before income taxes	740	2,085	17,541	(9,648)	23,579	9,108	11,122
Income tax expense	290	4,570	7,507	(4,334)	9,623	5,859	14,234
Net income	$450	$(2,485)	$10,034	$(5,314)	$13,956	$3,249	$(3,112)

Balance Sheet Data (at end of periods)
Total assets	$922,488	$344,867	$389,512	$366,953	$385,215	$367,033	$337,917
Long term debt, less current maturities	191,856	281,445	321,638	331,565	330,758	330,234	252,197
Warrant liabilities	—	15,000	15,722	15,000	16,689	16,832	17,158
Stockholders' equity (deficit)	598,702	(28,027)	(27,834)	(41,322)	(36,217)	(53,911)	11,570

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company's expectations. The Company's actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and in Item 1A “Risk Factors” of this Annual Report on Form 10-K. The Company assumes no obligation to update any of these forward-looking statements.

Effective August 29, 2015, Atkins changed its fiscal year end from the last Saturday in December to the last Saturday in August. Atkins’ fiscal year 2016 ended August 27, 2016 and was a 52-week period. Atkins fiscal period 2015 ended August 29, 2015 and was a 35-week period. Fiscal years 2014 and 2013 were each 52-week periods and ended December 27, 2014 and December 28, 2013, respectively. Atkins’ fiscal quarters are comprised of 13 weeks each, except for 53-week fiscal periods for the which the fourth quarter will be comprised of 14 weeks, and end on the 13th Saturday of each quarter (14th Saturday of the fourth quarter, when applicable). Excluding the impacts of the Business Combination, fiscal year 2017 will be a 52-week period and will end August 26, 2017. Atkins’ fiscal quarters for fiscal 2017 ended on November 26, 2016, February 25, 2017, May 27, 2017 and August 26, 2017.

As a result of the Business Combination, information is presented for the successor period from July 7, 2017 through August 26, 2017, the predecessor period from August 28, 2016 through July 6, 2017, the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015 and the 52-week periods ended December 27, 2014 and December 28, 2013 are derived from Atkins’ audited consolidated financial statements and the notes thereto. The information for the 53-week period ended August 29, 2015 and the 35-week period ended August 30, 2014 are derived from unaudited consolidated financial statements. Because the 53-week period ended August 29, 2015 included an additional week of operation, the Company's net sales, expenses and other results of operations may be higher for that period.

Overview

Simply Good Foods is a developer, marketer and seller of branded nutritional foods and snacking products. Our highly-focused product portfolio consists primarily of nutrition bars, RTD shakes, snacks and confectionery products marketed under the Atkins®, SimplyProtein®, Atkins Harvest Trail, and Atkins Endulge® brand names. Over the past 45 years, Atkins has become an iconic American brand that for many consumers stands for “low carb,” “low sugar” and “protein rich” nutrition. In our core snacking business, we strive to offer a complete line of nutrition bars, RTD shakes and confections that satisfy hunger while providing consumers with a convenient, “better-for-you” snacking alternative. In addition to snacking products, we have entered into a license arrangement for frozen meals sold in the United States by Bellisio Foods, Inc.

We are a leading brand in nutritional snacking with a broad and growing consumer base. Our sales, marketing and R&D capabilities enable us to distribute products to a national customer base across the mass merchandiser, grocery and drug channels. We believe that our broad brand recognition, depth of management talent and strong cash generation position us to continue to innovate in the Atkins brand and acquire other brands, and thereby become an industry leading snacking platform. To that end, in December 2016, we completed the acquisition of Wellness Foods, Inc., a Canada-based developer, marketer and seller of the SimplyProtein® brand that is focused on protein-rich and low-sugar products, which management believes has significant opportunity for expansion in the U.S.

Seasonality
We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our retail sales as a result of consumer spending patterns. Historically, the months of January to May result in the greatest retail sales due to renewed consumer focus on healthy living following New Year’s Day, as well as significant customer merchandising around that time. We believe these consumer spending patterns are driven primarily by the predisposition of consumers to adjust their approach to nutrition at certain times of the year as well as the timing of our advertising linked with key customer promotion windows.

Matters Affecting Comparability

Our results of operations for the periods presented in this section were affected by the following:

Acquisition of Atkins

The Simply Good Foods Company ("Simply Good Foods”), was formed on March 30, 2017 to consummate a business combination with NCP-ATK Holdings, Inc. (“Atkins”) and Conyers Park Acquisition Corp ("Conyers Park"). Conyers Park, a special purpose acquisition company ("SPAC"), was formed on April 20, 2016 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On April 10, 2017, Conyers Park and Atkins entered into a definitive agreement (the "Merger Agreement"). Under the terms of the agreement, Conyers Park and Atkins combined under a new holding company, Simply Good Foods, which is listed on the NASDAQ Capital Market under the symbol “SMPL” as of closing of the Business Combination.

On July 7, 2017, Simply Good Foods completed the business combination (the "Business Combination") with Conyers Park and Atkins. As a result Simply Good Foods owns all of the equity in Atkins.

As a result of the Business Combination, Simply Good Foods is the acquirer for accounting purposes and the successor while Atkins is the acquiree and accounting predecessor. Our financial statement presentation includes the financial statements of Atkins as “Predecessor” for periods prior to the Closing Date and of Simply Good Foods for periods after the Closing Date, including the consolidation of Atkins.  For convenience, we have also included under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” supplemental pro forma combined information for 2017 and pro forma information for 2016 that gives effect to the Business Combination as if such transaction had been consummated on August 30, 2015. References in this Annual Report to information provided on a pro forma combined basis refer to such supplemental pro forma financial information.

Licensing of the Frozen Meals

On September 1, 2016, the agreement with Bellisio Foods to license Atkins’ frozen meals resulting in royalty income became effective. This income is reported within net sales in 2017 whereas the frozen sales and related profitability was included in net sales through operating income in all prior periods. For a further discussion of this agreement, see Note 17. Significant Agreement to the consolidated financial statements.

Change in Fiscal Year

Effective August 29, 2015, Atkins changed its fiscal year end from the last Saturday in December to the last Saturday in August. The intent of the change was to better align the reporting of Atkins’ financial results with the consumer spending patterns on our business and the seasonality of the business. This change has also allowed us to better synchronize our management processes and business cycles with our customers.

Our Reportable Segment

Our business is organized around one reportable segment based on our go-to-market strategies, the objectives of the business and how our chief decision maker, our CEO, monitors operating performance and allocates resources.

Recent Developments

Emerging Growth Status

Simply Good Foods qualifies as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, Simply Good Foods is choosing to “opt out” of such extended transition period, and as a result, Simply Good Foods will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Simply Good Foods’ decision to opt out of the extended transition period is irrevocable. Subject to certain conditions set forth in the JOBS Act, Simply Good Foods is not required to, among other things, (1) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (3) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until Simply Good Foods no longer meets the requirements of being an emerging growth company. Simply Good Foods will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of Conyers Park’s initial public offering, which was July 20, 2016, (ii) in which Simply Good Foods has total annual gross revenue of at least $1.0 billion or (iii) in which Simply Good Foods is deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior 3-year period.

Results of Operations

In assessing the performance of our business, we consider a number of key performance indicators used by management and typically used by our competitors, including the non-GAAP measures of EBITDA and Adjusted EBITDA. Because not all companies use identical calculations, this presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. See "Reconciliation of Adjusted EBITDA" below for a reconciliation of EBITA and Adjusted EBITDA to net income.

Comparison of Results for the Successor Period from July 7, 2017 through August 26, 2017 and the Predecessor Period from August 28, 2016 through July 6, 2017.
The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales (in thousands):

	2017
	From July 7, 2017 through August 26, 2017		From August 28, 2016 through July 6, 2017
		% of sales		% of sales
(in thousands)	(Successor)		(Predecessor)
Net sales	$56,334	100.0%	$339,837	100.0%
Cost of goods sold	35,941	63.8%	179,998	53.0%
Gross profit	20,393	36.2%	159,839	47.0%

Operating Expenses:
Distribution	2,784	4.9%	14,970	4.4%
Selling	2,322	4.1%	13,905	4.1%
Marketing	4,615	8.2%	33,589	9.9%
General and administrative	7,813	13.9%	39,276	11.6%
Depreciation and amortization	1,000	1.8%	8,617	2.5%
Business combination transaction costs	—	—%	25,608	7.5%
Other Expense	—	—%	141	—%
Total operating expenses	18,534	32.9%	136,106	40.1%

Income from operations	1,859	3.3%	23,733	7.0%

Other income (expense):
Changes in warrant liabilities	—	—%	722	0.2%
Interest expense	(1,662)	(3.0)%	(22,724)	(6.7)%
Loss on foreign currency transactions	513	0.9%	133	—%
Other income	30	0.1%	221	0.1%
Total other expense	(1,119)	(2.0)%	(21,648)	(6.4)%

Income before income taxes	740	1.3%	2,085	0.6%
Income tax expense	290	0.5%	4,570	1.3%
Net income	$450	0.8%	$(2,485)	(0.7)%

Other financial data:
Adjusted EBITDA	$8,654	15.4%	$63,889	18.8%

Net sales. Net sales for the successor period from July 7, 2017 through August 26, 2017 were $56.3 million compared to $339.8 million for the predecessor period from August 28, 2016 through July 6, 2017. There was no impact to net sales as a result of the Business Combination.
Cost of goods sold. Cost of goods sold for the successor period from July 7, 2017 through August 26, 2017 were $35.9 million compared to $180.0 million for the predecessor period from August 28, 2016 through July 6, 2017. As a result of the Business Combination, there was a one-time inventory fair value step-up of $6.0 million that was charged to cost of goods sold in the successor period from July 7, 2017 through August 26, 2017.
Gross profit. Gross profit for the successor period from July 7, 2017 through August 26, 2017, including the effect of the one-time inventory fair value step-up, were $20.4 million, or 36.2% of net sales, compared to the predecessor period from August 28, 2016 through July 6, 2017, gross profit was $159.8 million, or 47.0% of net sales.

Operating expenses. Operating expenses for the successor period from July 7, 2017 through August 26, 2017 were $18.5 million or 32.9% of net sales compared to $136.1 million or 40.1% of net sales the predecessor period from August 28, 2016 through July 6, 2017.
Interest expense. Interest expense for the successor period from July 7, 2017 through August 26, 2017 was $1.7 million or 3.0% or net sales compared to $22.7 million or 6.7% of net sales for the predecessor period from August 28, 2016 through July 6, 2017. The lower interest expense in the successor period from July 7, 2017 through August 26, 2017 is the result of the reduced principal balance of the debt as well as a reduction in the rate of interest being incurred on the debt.
Income tax expense. Income tax expense for the successor period from July 7, 2017 through August 26, 2017 was $0.3 million compared to $4.6 million for the predecessor period from August 28, 2016 through July 6, 2017. Higher taxes in the predecessor period relate to the impacts of the nondeductible business combination transaction costs.
Adjusted EBITDA. Adjusted EBITDA decreased $55.2 million or 86.5% for the successor period from July 7, 2017 through August 26, 2017 compared to the predecessor period from August 28, 2016 through July 6, 2017. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see "Reconciliation of Adjusted EBITDA".

Supplemental Pro Forma Combined 52-Week Period Ended August 26, 2017

For comparative purposes, we are presenting a supplemental unaudited pro forma combined statement of operations for the 52-week period ended August 26, 2017, and we discuss such pro forma combined results compared to the Predecessor’s full year 2016 results below.

The unaudited pro forma combined statements of operations for the fiscal year ended August 26, 2017 presents our consolidated results of operations giving pro forma effect to the Business Combination as if it had occurred as of August 28, 2016. The pro forma combined adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma combined basis, the impact of these transactions on the historical financial information of our Predecessor and Successor entities, as applicable.

The Business Combination is accounted for using the acquisition method of accounting in accordance with the FASB Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, Fair Value Measurements, as of the Business Combination date. Under the acquisition method of accounting, the assets acquired and liabilities assumed will be recorded at the effective time of the Business Combination at their respective fair values. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date.

The initial estimated fair values of the acquired assets and assumed liabilities as of the Closing Date, which are based on the consideration paid and our estimates and assumptions, are reflected herein. As explained in more detail in Note 3. Business Combinations in the Consolidated Financial Statements, the total purchase price to acquire Atkins has been allocated to the assets acquired and assumed liabilities, based upon preliminary estimated fair values at the Closing Date. We utilized third-party valuation specialists to assist our management in determining the fair values of the acquired assets and liabilities assumed. We have not finalized our assessment of the purchase consideration and estimated fair value of assets acquired and liabilities assumed as of August 26, 2017.

The unaudited pro forma combined financial information contains a variety of adjustments, assumptions and estimates, is subject to numerous other uncertainties and the assumptions and adjustments as described in the accompanying notes hereto and should not be relied upon as being indicative of our results of operations had the Business Combination occurred on August 28, 2016. The unaudited pro forma combined financial information also does not project our results of operations for any future period or date. The unaudited pro forma combined financial information for the 52-weeks ended August 26, 2017 includes results of the Successor and Predecessor entities. The pro forma combined adjustments give effect to the items identified in the pro forma combined table below in connection with the Business Combination.

Pro Forma Combined Statement of Operations
For the pro forma combined 52-week period ended August 26, 2017
(In thousands)

	Historical (i)				Pro Forma Combined (Unaudited)
	(Successor)	(Predecessor)
	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	Pro Forma Adjustments		52-weeks ended
(in thousands)					August 26, 2017
Net sales	$56,334	$339,837	$—		$396,171
Cost of goods sold	35,941	179,998	(5,989)	ii	209,950
Gross profit	20,393	159,839	5,989		186,221

Operating Expenses:
Distribution	2,784	14,970	—		17,754
Selling	2,322	13,905	—		16,227
Marketing	4,615	33,589	—		38,204
General and administrative	7,813	39,276	635	iii	47,724
Depreciation and amortization	1,000	8,617	(1,979)	iv	7,638
Business combination transaction costs	—	25,608	(25,608)	v	—
Other expense	—	141	—		141
Total operating expenses	18,534	136,106	(26,952)		127,688

Income from operations	1,859	23,733	32,941		58,533

Other income (expense):
Change in warrant liabilities	—	722	(722)	vi	—
Interest expense	(1,662)	(22,724)	12,475	vii	(11,911)
Loss (gain) on foreign currency transactions	513	133	—		646
Other income	30	221	—		251
Total other expense	(1,119)	(21,648)	11,753		(11,014)

Income (loss) before income taxes	740	2,085	44,694		47,519
Income tax expense	290	4,570	13,958	viii	18,818
Net income (loss)	$450	$(2,485)	$30,736		$28,701

Other Financial Data (Unaudited):
Adjusted EBITDA (ix)	$8,654	$63,889			$72,543

i. The amounts presented represent the Successor’s and Predecessor’s historical GAAP results of operations.
ii. The adjustment represents a non-cash, one time inventory fair value adjustment recorded in conjunction with the Business Combination and was recognized in the successor period, and is not indicative of future cost of goods sold.

iii. The adjustment represents the incremental stock based compensation expense incurred under the Simply Good Foods Omnibus Incentive Plan.
iv. The adjustment reflects the difference in the intangible asset amortization expense associated with the allocation of purchase price to intangible assets due to the Business Combination. The amortization expense decreased as more indefinite lived intangible assets were identified for the successor entity than the predecessor entity. The amount of amortizable intangible assets identified in the Business Combination decreased from $125.8 million to $88.0 million. Refer to Note 5 of the consolidated financial statements for additional details.

v. Business combination transaction expenses primarily consist of fees related to the Business Combination and the Company’s acquisition activities. Refer to Note 3 of the consolidated financial statements for additional details.

vi. Predecessor warrants were accounted for as warrant liabilities, which were exercised and settled with the Business Combination.
vii. Represents the adjustment necessary to arrive at the expected interest expense associated with the new term loan and revolving debt facilities of Simply Good Foods. The predecessor entity had $337.2 million outstanding as of August 27, 2016 while the successor entity had $200.0 million outstanding. The long term debt of the predecessor entity accrued interest at 6.25% on the first lien and 9.75% on the second lien while the successor debt accrues interest at 3 month LIBOR plus 4%. The significant reduction in outstanding principal, and lower interest rates, drive significant expense savings. Refer to Note 7 of the consolidated financial statements for additional details on long-term debt.

viii. Represents the adjustment necessary to arrive at an effective income tax rate of 39.6%.
ix. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to its most directly comparable GAAP measure, see "Reconciliation of Adjusted EBITDA" within this section.

Supplemental Pro Forma 52-Week Period Ended August 27, 2016

The following unaudited pro forma financial information has been prepared from the perspective of Atkins and its fiscal year end of August 27, 2016. The unaudited pro forma income statement for the 52-weeks ended August 27, 2016 presents the historical consolidated statement of operations of Atkins for the 52-weeks ended August 27, 2016, giving effect to the Business Combination as if it had occurred on August 30, 2015.

The unaudited pro forma financial statements give effect to the Business Combination in accordance with the acquisition method of accounting for business combinations. The historical financial information has been adjusted to give pro forma effect to events that are related and/or directly attributable to the Business Combination, are factually supportable and are expected to have a continuing impact on the results of the combined company. The adjustments presented on the unaudited pro forma financial statements have been identified and presented to provide relevant information necessary for an accurate understanding of the combined company upon consummation of the Business Combination.

The unaudited pro forma financial statements also reflect the impact of the Atkins license arrangement for frozen meals sold in the U.S. by Bellisio. This agreement was effective September 1, 2016 and is a seven-year license with Bellisio to license its frozen meals business. Bellisio manufactures, distributes, markets, promotes and sells Atkins frozen food products under the Atkins licensed mark. The effects of the license agreement are presented in the “Frozen License Adjustments” and “Atkins' Pro Forma” columns in the unaudited historical consolidated statement of operations for the 52-weeks ended August 27, 2016.

The unaudited pro forma financial information is for illustrative purposes only. The financial results may have been different if the Business Combination actually been completed sooner. You should not rely on the unaudited pro forma financial information as being indicative of the historical results that would have been achieved if the Business Combination been completed as of August 30, 2015.

Pro Forma Statement of Operations
For the pro forma 52-week period ended August 27, 2016
(In thousands)

(in thousands)	Historical Atkins	Frozen License Adjustments		Atkins' Pro Forma (i)	Pro Forma Adjustments		Pro Forma (Unaudited)
Net sales	$427,858	$(58,819)		$369,039	$—		$369,039
Cost of goods sold	248,464	(48,977)		199,487	—		199,487
Gross profit	179,394	(9,842)		169,552	—		169,552

Operating Expenses:
Distribution	18,489	(3,023)	vii	15,466	—		15,466
Selling	18,513	(2,440)	vii	16,073	—		16,073
Marketing	37,751	(1,487)		36,264	—		36,264
General and administrative	46,961	(2,897)		44,064	1,384	ii	45,448
Depreciation and amortization	10,179	—		10,179	(2,587)	iii	7,592
Other expense (income)	1,542	(493)		1,049	—		1,049
Total operating expenses	133,435	(10,340)		123,095	(1,203)		121,892

Income from operations	45,959	498		46,457	1,203		47,660
	—	—		—	—		—
Other income (expense):							—
Change in warrant liabilities	(722)	—		(722)	722	iv	—
Interest expense	(27,195)	—		(27,195)	15,284	v	(11,911)
Loss (gain) on foreign currency transactions	(619)	—		(619)	—		(619)
Other income	118	—		118	—		118
Total other expense	(28,418)	—		(28,418)	16,006		(12,412)

Income (loss) before income taxes	17,541	498		18,039	17,209		35,248
Income tax expense	7,507	197		7,704	6,254	vi	13,958
Net income (loss)	$10,034	$301		$10,335	$10,955		$21,290

i. The amounts in this column represents the Predecessor’s historical GAAP results after removing the results of operations of the Frozen operations.
ii. The adjustment represents the incremental stock based compensation expense under the new Simply Good Foods omnibus incentive plan.
iii. The adjustment reflects the difference in the intangible asset amortization expense associated with the allocation of purchase price to intangible assets due to the Business Combination. The amortization expense decreased as more indefinite lived intangible assets were identified for the successor entity than the predecessor entity. The amount of amortizable intangible assets identified in the Business Combination decreased from $125.8 million to $88.0 million. Refer to Note 5 of the consolidated financial statements for additional details.

iv. The Simply Good Foods warrants are not warrant liabilities and are accounted for as equity warrants. The adjustment represents the corresponding decrement to expense.
v. The adjustment represents the expected interest expense associated with the new term loan and revolving debt facilities of Simply Good Foods. The predecessor entity had $337.2 million outstanding as of August 27, 2016 while the successor entity had $200.0 million outstanding. The long term debt of the predecessor entity accrued interest at 6.25% on the first lien and 9.75% on the second lien while the successor debt accrues interest at 3 month LIBOR and 4%. The significant reduction in outstanding principal, and lower interest rates, drive significant expense savings. Refer to Note 7 of the consolidated financial statements for additional details on long-term debt.

vi. Represents the effective income tax rate of 39.6%
vii. Approximately $2.1 million of Pro Forma Frozen Licensing Selling costs were previously classified as Pro Forma Frozen Licensing Distribution expenses.

Comparison of Results for the Supplemental Pro Forma Combined 52-Week Period Ended August 26, 2017 and the Supplemental Pro Forma 52-Week Period Ended August 27, 2016

For comparative purposes, we are presenting a supplemental unaudited pro forma combined statement of operations for the 52-week period ended August 26, 2017, and we discuss such pro forma combined results compared to the supplemental unaudited pro forma statement of operations for the 52-week period ended August 27, 2016. The following table presents, for the periods indicated, selected information from our supplemented unaudited pro forma consolidated financial results, including information presented as a percentage of net sales (in thousands):

	Pro Forma Combined (Unaudited)		Pro Forma (Unaudited)
	52-week ended		52-weeks ended
(in thousands)	August 26, 2017	% of sales	August 27, 2016	% of sales
Net sales	$396,171	100.0%	$369,039	100.0%
Cost of goods sold	209,950	53.0%	199,487	54.1%
Gross profit	186,221	47.0%	169,552	45.9%

Operating Expenses:
Distribution	17,754	4.5%	15,466	4.2%
Selling	16,227	4.1%	16,073	4.4%
Marketing	38,204	9.6%	36,264	9.8%
General and administrative	47,724	12.0%	45,448	12.3%
Depreciation and amortization	7,638	1.9%	7,592	2.1%
Business combination transaction costs	—	—%	—	—%
Other Expense	141	—%	1,049	0.3%
Total operating expenses	127,688	32.2%	121,892	33.0%

Income from operations	58,533	14.8%	47,660	12.9%

Other income (expense):
Changes in warrant liabilities	—	—%	—	—%
Interest expense	(11,911)	(3.0)%	(11,911)	(3.2)%
Loss (gain) on foreign currency transactions	646	0.2%	(619)	(0.2)%
Other income	251	0.1%	118	—%
Total other expense	(11,014)	(2.8)%	(12,412)	(3.4)%

Income before income taxes	47,519	12.0%	35,248	9.6%
Income tax expense	18,818	4.7%	13,958	3.8%
Net income	$28,701	7.2%	$21,290	5.8%

Other Financial Data (Unaudited):
Adjusted EBITDA	$72,543	18.3%	$64,246	17.4%

Net sales. Net sales increased $27.1 million, or 7.4%, for the pro forma combined 52-weeks ended August 26, 2017 compared to the pro forma 52-weeks ended August 27, 2016. The increase in net sales was driven primarily by growth of $20.0 million in Atkins core business and the December 2016 addition of Wellness Foods of $7.1 million. The growth in the core business net sales was primarily driven by increased demand, growing volume $17.4 million, and improved returns of $2.6 million. The improvement to returns was principally due to the 2016 recall expense which decreased 2016 Net Sales. The recall was subsequently reimbursed in 2017.
Cost of goods sold. Cost of goods sold increased $10.5 million, or 5.2%, for the pro forma combined 52-weeks ended August 26, 2017 compared to the pro forma 52-weeks ended August 27, 2016. The increase was primarily due to volume growth of $6.9 million and the Wellness Foods acquisition of $3.6 million.

Gross profit. Gross profit increased $16.7 million, or 9.8%, for the pro forma combined 52-week period ended August 26, 2017 compared to the pro forma 52-week period ended August 27, 2016. Gross margin of 47.0% for the pro forma combined 52-weeks ended August 26, 2017 improved 110 bps from 45.9% for the pro forma 52-weeks ended August 27, 2016 due to the favorable recall expense, cost saving initiatives and favorable mix.
Operating expenses. Operating expenses increased $5.8 million, or 4.8%, for the pro forma combined 52-week period ended August 26, 2017 compared to the pro forma 52-week period ended August 27, 2016 due to the following:

•	Selling. Selling expenses increased $0.2 million, or 1.0%, for the pro forma combined 52-week period ended August 26, 2017 compared to the pro forma 52-week period ended August 27, 2016.

•
Marketing. Marketing expenses increased $1.9 million, or 5.3%, for the pro forma combined 52-week period ended August 26, 2017 compared to the pro forma 52-week period ended August 27, 2016 to support the growth of the snacking business.

•
Distribution. Distribution expenses increased $2.3 million, or 14.8%, for the pro forma combined 52-week period ended August 26, 2017 compared to the pro forma 52-week period ended August 27, 2016. The increase in distribution expenses was primarily driven by a one-time surcharge in 2017 of $0.8 million.

•
General and administrative. General and administrative expenses increased $2.3 million for the pro forma combined 52-week period ended August 26, 2017 compared to the pro forma 52-week period ended August 27, 2016. The increase related to the acquisition of Wellness Foods and incremental costs associated with public company operations.

•
Depreciation and amortization. Depreciation and amortization expenses were flat for the pro forma combined 52-week period ended August 26, 2017 compared to the pro forma 52-week period ended August 27, 2016.

•	Other expense. Other expenses decreased $0.9 million for the pro forma combined 52-week period ended August 26, 2017 compared to the pro forma 52-week period ended August 27, 2016.
Loss (gain) on foreign currency transactions Loss on foreign currency transactions increased $1.3 million for the pro forma combined 52-week period ended August 26, 2017 compared to the pro forma 53-week period ended August 27, 2016.
Income tax expense (benefit). Income tax expense increased $4.9 million, from the pro forma combined 52-week period ended August 26, 2017 compared to the pro forma 52-week period ended August 27, 2016. The difference is due higher income before operations in 2017 compared to 2016.
Adjusted EBITDA. Pro forma adjusted EBITDA increased $8.3 million, or 12.9%, for the pro forma combined 52-week period ended August 26, 2017 (unaudited) compared to the pro forma 52-week period ended August 27, 2016 (unaudited). The increase was driven by the increase in gross profit. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see "Reconciliation of Adjusted EBITDA".

Comparison of Results for the 52-Week Period Ended August 27, 2016 and the 53-Week Period Ended August 29, 2015

The following table sets forth information comparing the components of net income for the 52-week period ended August 27, 2016 (audited) and the 53-week period ended August 29, 2015 (unaudited). Effective August 29, 2015, Atkins changed its fiscal year end from the last Saturday in December to the last Saturday in August. The intent of the change was to better align the reporting of Atkins’ financial results with the consumer spending patterns on its business and the seasonality of the business. This change has also allowed Atkins to better synchronize its management processes and business cycles with its consumers. For comparative purposes, we are presenting a supplemental unaudited statement of operations for the 53-week period ended August 29, 2015.

	52-Week Period Ended		53-Week Period Ended
	August 27, 2016		August 29, 2015
	(audited)		(unaudited)
(in thousands)		% of sales		% of sales
Net sales	$427,858	100.0%	$419,128	100.0%
Cost of goods sold	248,464	58.1%	246,059	58.7%
Gross profit	179,394	41.9%	173,069	41.3%

Operating expenses:
Distribution	18,489	4.3%	18,128	4.3%
Selling	18,513	4.3%	19,754	4.7%
Marketing	37,751	8.8%	35,911	8.6%
General and administrative	46,961	11.0%	44,375	10.6%
Depreciation and amortization	10,179	2.4%	10,967	2.6%
Other expense	1,542	0.4%	196	—%
Total operating expenses	133,435	31.2%	129,331	30.8%

Income from operations	45,959	10.7%	43,738	10.5%

Other income (expense):
Interest expense	(27,195)	(6.4)%	(27,760)	(6.6)%
Other expense	(1,223)	(0.3)%	(697)	(0.2)%

Income (loss) before income taxes	17,541	4.0%	15,281	3.7%
Taxes	7,507	1.8%	6,205	1.5%
Net income (loss)	$10,034	2.2%	$9,076	2.2%

Other Financial Data (Unaudited):
Adjusted EBITDA	$64,241	15.0%	$59,376	14.2%

Net sales. Net sales increased $8.7 million, or 2%, for the 52-week period ended August 27, 2016 (audited) compared to the 53-week period ended August 29, 2015 (unaudited). The increase in net sales was driven primarily by growth in Atkins’ U.S. snacking products, which were up $12.5 million, partially offset by declines in frozen meals of $2.2 million and an unfavorable currency impact of $2.1 million. The increase in U.S. snacking products of $12.5 million was due to a volume increase of $7.7 million driven by an increase in demand and positive price/mix of $7.7 million, partially offset by an increase in returns of $2.9 million. The pricing and mix increase can be primarily attributed to the annualized impact of Atkins’ price increase on U.S. snacking products in December 2014 of approximately $2.5 million as well as improved product mix largely due to the addition of the Atkins Lift line to the portfolio at a higher price point. The increase in returns was principally due to the one-time impact of an ingredient recall on some of Atkins’ products in June of 2016. Atkins recognized a loss for this of approximately $2 million, and successfully pursued collection of this from its supplier in 2017.

Cost of goods sold. Cost of goods sold increased $2.4 million, or 1%, from the 52-week period ended August 27, 2016 (audited) compared to the 53-week period ended August 29, 2015 (unaudited). The increase in cost of goods sold was driven primarily by the net sales increase noted above totaling approximately $5 million partially offset by cost savings and improved product mix of approximately $3 million.

Gross profit. Gross profit increased $6.3 million, or 4%, from the 52-week period ended August 27, 2016 (audited) compared to the 53-week period ended August 29, 2015 (unaudited). The increase in gross profit was driven primarily by the net sales increase noted above (approximately $4 million), the annualized impact of Atkins’ price increase from snacking products in December 2014 of approximately $2.5 million as well as favorable cost savings and product mix of approximately $3 million partially offset by the increase in returns and allowances of $3 million, principally due to the one-time cost of the recall, and product mix.

Operating expenses. Operating expenses increased $4.1 million, or 3%, from the 52-week period ended August 27, 2016 (audited) compared to the 53-week period ended August 29, 2015 (unaudited) due to the following:

•      Selling, marketing and distribution. Selling, marketing and distribution expenses increased $1.0 million, or 1%, from the 52-week period ended August 27, 2016 (audited) compared to the 53-week period ended August 29, 2015 (unaudited). The increase in selling, marketing and distribution expenses was driven primarily by costs growing proportionally with the increased net sales.

•      General and administrative. General and administrative expenses increased $2.6 million, or 6%, from the 52-week period ended August 27, 2016 (audited) compared to the 53-week period ended August 29, 2015 (unaudited). The increase in general and administrative expenses was driven primarily by increases in employee related costs of $1.3 million and in facility costs of $0.4 million as well as some one-time legal settlements of $0.6 million in 2016.

•      Depreciation and amortization. Depreciation and amortization expenses decreased $0.8 million, or 7%, from the 52-week period ended August 27, 2016 (audited) compared to the 53-week period ended August 29, 2015 (unaudited). The decrease in depreciation and amortization expenses was driven primarily by the decrease in amortization of intangible assets.

•      Other expense. Other expenses increased $1.3 million from the 52-week period ended August 27, 2016 (audited) compared to the 53-week period ended August 29, 2015 (unaudited). The increase in other expenses was due to the one-time costs of restructuring activities largely due to the employee costs eliminated as part of the licensing of Atkins’ frozen meal products.

Interest expense. Interest expense decreased $0.6 million, or 2.0%, from the 52-week period ended August 27, 2016 (audited) compared to the 53-week period ended August 29, 2015 (unaudited). The decrease in interest expense was driven primarily by reduced levels of debt.

Other income (expense). Other expense increased $0.5 million from the 52-week period ended August 27, 2016 (audited) compared to the 53-week period ended August 29, 2015 (unaudited) due to an increase in warrant liabilities of $1.8 million partially offset by more favorable currency transaction expense of $1.3 million.

Income tax expense (benefit). Income tax expense increased $1.3 million, for the 52-week period ended August 27, 2016 (audited) compared to the 53-week period ended August 29, 2015 (unaudited). The increase in the income tax expense was primarily driven by the increase in pretax income of $2.3 million in the 52-week period ended August 27, 2016, combined with a one-time tax benefit of $0.9 million and remaining net benefit of $0.4 million for all other items affecting income tax, both of which reduced tax expense in the 53-week period ended August 29, 2015. The one-time tax benefit relates to a reduction in the federal income tax rate used to record income taxes from 35% to 34% during 53-week period ended August 29, 2015.

Net income. Net income increased $1.0 million, or 11%, from the 52-week period ended August 27, 2016 (audited) compared to the 53-week period ended August 29, 2015 (unaudited). The increase in net income was driven primarily by improved income from operations largely due to improved gross profit partially offset by higher operating expenses and increased income taxes.

Adjusted EBITDA. Adjusted EBITDA increased $4.9 million, or 8%, from the 52-week period ended August 27, 2016 (unaudited) compared to the 53-week period ended August 29, 2015 (unaudited). The increase was driven primarily by improved income from operations largely due to improved gross profit partially offset by higher operating expenses. Additionally, Adjusted EBITDA is improved by the exclusion of the loss from the ingredient recall and frozen meals restructuring charges that are one-time items in EBITDA. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see "Reconciliation of Adjusted EBITDA".

Comparison of Results for the 35-Week Period Ended August 29, 2015 and December 27, 2014

The following table sets forth information comparing the components of net income for the 35-week periods ended August 29, 2015 (audited) and December 27, 2014 (unaudited). Effective August 29, 2015, Atkins changed its fiscal year end from the last Saturday in December to the last Saturday in August. The intent of the change was to better align the reporting of Atkins’ financial results with the consumer spending patterns on its business and the seasonality of the business. This change has also allowed Atkins to better synchronize its management processes and business cycles with its consumers. For comparative purposes, we are presenting a supplemental unaudited statement of operations for the 35-week period ended December 27, 2014.

	35-Week Period Ended
	August 29, 2015		December 27, 2014
	(audited)		(unaudited)
(in thousands)		% of sales		% of sales
Net sales	$252,898	100.0%	$260,391	100.0%
Cost of goods sold	151,978	60.1%	155,634	59.8%
Gross profit	100,920	39.9%	104,757	40.2%

Operating expenses:
Distribution	11,429	4.5%	12,781	4.9%
Selling	14,632	5.8%	16,348	6.3%
Marketing	30,515	12.1%	28,804	11.1%
General and administrative	29,028	11.5%	26,992	10.4%
Depreciation and amortization	7,267	2.9%	7,495	2.9%
Other expense	65	—%	14	—%
Total operating expenses	92,936	36.8%	92,434	35.6%

Income from operations	7,984	3.1%	12,323	4.6%

Other income (expense):
Interest expense	(18,331)	(7.2)%	(18,408)	(7.1)%
Other expense (income)	699	0.3%	(972)	(0.4)%

Income (loss) before income taxes	(9,648)	(3.8)%	(7,057)	(2.9)%
Taxes	(4,334)	(1.7)%	(2,554)	(1.0)%
Net income (loss)	$(5,314)	(2.1)%	$(4,503)	(1.9)%

Other financial data (Unaudited):
Adjusted EBITDA	$16,961	6.7%	$23,097	8.9%

Net sales. Net sales decreased $7.5 million, or 3%, for the 35-week period ended August 29, 2015 (audited) compared to the 35-week period ended December 27, 2014 (unaudited). The decrease in net sales was driven primarily by decreases to the U.S. snacking business of $7.9 million and an unfavorable currency impact of $3.5 million partially offset by an increase in frozen meals of $2.0 million and an increase in our international business in constant dollars of $1.9 million. The decrease in the U.S. snacking business was due to a volume decrease of $12.7 million partially offset by positive pricing and mix changes of $4.8 million. The volume decline was largely driven by a decline in retail inventory levels primarily due to our warehouse shutdown the last week in August 2015 to conduct a physical inventory in connection with the shift in year end from December to August in the 35-week period ended August 29, 2015. This resulted in a delay in timing of shipment to customers and reduced retail inventory levels. The pricing and mix increase can be primarily attributed to the price increase from snacking products in December of 2014.

Cost of goods sold. Cost of goods sold decreased $3.7 million, or 2%, for the 35-week period ended August 29, 2015 (audited) compared to the 35-week period ended December 27, 2014 (unaudited). The decrease in cost of goods sold was driven primarily by the net sales decrease noted above.

Gross profit. Gross profit decreased $3.8 million, or 4%, for the 35-week period ended August 29, 2015 (audited) compared to the 35-week period ended December 27, 2014 (unaudited). The decrease in gross profit was driven primarily by the net sales decrease noted above (approximately $2.5 million) and negative product price/mix of approximately $0.5 million.

Operating expenses. Operating expenses increased $0.5 million, or 1%, for the 35-week period ended August 29, 2015 (audited) compared to the 35-week period ended December 27, 2014 (unaudited) due to the following:

•      Selling, marketing and distribution. Selling, marketing and distribution expenses decreased $1.4 million, or 2%, for the 35-week period ended August 29, 2015 (audited) compared to the 35-week period ended December 27, 2014 (unaudited) as costs decreased proportionally with the reduced net sales.

•     General and administrative. General and administrative expenses increased $2.0 million, or 8%, for the 35-week period ended August 29, 2015 (audited) compared to the 35-week period ended December 27, 2014 (unaudited). The increase in general and administrative expenses was driven primarily by increases in employee related costs due to a one-time bonus payout for all employees in August 2015 as well as a smaller bonus payout in 2014.

•      Depreciation and Amortization. Depreciation and amortization expenses decreased $0.2 million, or 3%, for the 35-week period ended August 29, 2015 (audited) compared to the 35-week period ended August 30, 2014 (unaudited).

Interest expense. Interest expense was relatively unchanged from the 35-week period ended August 29, 2015 (audited) compared to the 35-week period ended December 27, 2014 (unaudited) as debt levels were relatively constant.

Other income (expense). Other income increased $1.7 million for the 35-week period ended August 29, 2015 (audited) compared to the 35-week period ended December 27, 2014 (unaudited) due to a decrease in warrant liabilities of $2.6 million partially offset by unfavorable currency transaction expense of $0.8 million.

Income tax expense (benefit). Income tax benefit increased $1.8 million, for the 35-week period ended August 29, 2015 (audited) compared to the 35-week period ended December 27, 2014 (unaudited). The increase in the income tax benefit was primarily driven by the increase in pretax loss of $2.6 million, the increase in non-temporary differences $0.9 million and a one-time tax benefit of $0.9 million. The one-time tax benefit relates to a reduction in the federal income tax rate used to record income taxes from 35% to 34% during the 35-week period ended August 29, 2015. These tax credits are offset by the change in tax expenses of valuation allowance of $0.3 million, state income tax adjustment of $0.2 million and all other changes affecting income tax of $0.4 million.

Net income (loss). Net loss increased $0.8 million, or 18%, for the 35-week period ended August 29, 2015 (audited) compared to the 35-week period ended December 27, 2014 (unaudited). The decrease in profitability was driven primarily by the decline in gross profit and increase in operating expenses partially offset by a decrease in other expense and an increase in income tax benefits.

Adjusted EBITDA. Adjusted EBITDA decreased $6.1 million, or 27%, for the 35-week period ended August 29, 2015 (unaudited) compared to the 35-week period ended December 27, 2014 (unaudited). The decrease in Adjusted EBITDA was driven primarily by the decline in gross profit and increase in operating expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see "Reconciliation of Adjusted EBITDA".

Comparison of Results for the 52-Week Period Ended December 27, 2014 and December 28, 2013

The following table sets forth information comparing the components of net income for the 52-week period ended December 27, 2014 (audited) and December 28, 2013 (audited).

	52-Week Period Ended
	December 27, 2014		December 28, 2013
	(audited)		(audited)
(in thousands)		% of sales		% of sales
Net sales	$429,858	100.0%	$393,929	100.0%
Cost of goods sold	249,832	58.1%	221,120	56.1%
Gross profit	180,026	41.9%	172,809	43.9%

Operating expenses:
Distribution	19,481	4.5%	19,544	5.0%
Selling	22,282	5.2%	23,211	5.9%
Marketing	33,548	7.8%	31,951	8.1%
General and administrative	41,000	9.5%	40,008	10.2%
Depreciation and amortization	11,195	2.6%	11,304	2.9%
Other expense	146	—%	603	0.2%
Total operating expenses	127,652	29.6%	126,621	32.3%

Income from operations	52,374	12.3%	46,188	11.6%

Other income (expense):
Interest expense	(27,823)	(6.5)%	(35,402)	(9.0)%
Other expense	(972)	(0.2)%	(1,678)	(0.4)%

Income before income taxes	23,579	5.6%	9,108	2.2%
Taxes	9,623	2.2%	5,859	1.5%
Net income	$13,956	3.4%	$3,249	0.7%

Other financial data (Unaudited):
Adjusted EBITDA	$68,336	15.9%	$64,018	16.3%

Net sales. Net sales increased $36 million, or 9%, for the 52-week period ended December 27, 2014 (audited) compared to the 52-week period ended December 28, 2013 (audited). The increase in net sales was driven primarily by growth in the U.S. snacking business of $21.2 million, an increase in the frozen meals business of $12.3 million and growth in international of $2.4 million. The impact of currency between periods was negligible. The growth in the U.S. snacking business represents volume growth of approximately $25.6 million, partially offset by pricing and mix changes of approximately $4.4 million. Volume growth was largely due to an increase in consumer demand, while the pricing and mix decrease can be primarily attributed to the expansion of products into certain lower price point products. The frozen meals increase can be attributed to the significant increase in consumers and retail distribution in the second year of launch.

Cost of goods sold. Cost of goods sold increased $28.7 million, or 13%, for the 52-week period ended December 27, 2014 (audited) compared to the 52-week period ended December 28, 2013 (audited). The increase in cost of goods sold was driven primarily by the net sales increase noted above (approximately $20 million) and negative product mix due to the increase in higher-cost frozen meals as a percentage of the portfolio.

Gross profit. Gross profit increased $7.2 million, or 4%, for the 52-week period ended December 27, 2014 (audited) compared to the 52-week period ended December 28, 2013 (audited). The increase in gross profit was driven primarily by the net sales increase noted above (approximately $9 million) partially offset by negative product mix principally due to the increase in lower margin frozen meals.

Operating expenses. Operating expenses increased $1.0 million, or 1%, for the 52-week period ended December 27, 2014 (audited) compared to the 52-week period ended December 28, 2013 (audited) due to the following:

•      Selling, marketing and distribution. Selling, marketing and distribution expenses increased $0.6 million, or 1%, for the 52-week period ended December 27, 2014 (audited) compared to the 52-week period ended December 28, 2013 (audited). The increase in selling, marketing and distribution expense was driven primarily by increased selling and marketing costs principally behind the frozen meals expansion. As a percentage of net sales, the decline was driven by efficiency gains in distribution costs and sales commissions.

•      General and administrative. General and administrative expenses increased $1.0 million, or 2%, for the 52-week period ended December 27, 2014 (audited) compared to the 52-week period ended December 28, 2013 (audited). The increase is driven by an increase in employee and facility costs of $1.3 million largely due to the expansion into frozen meals. In addition, the 52-week period ended December 27, 2014 (audited) includes approximately $1.5 million in one-time costs for an external study to assess strategic options that was offset by approximately $2.7 million in one-time costs to refinance Atkins’ debt that was incurred in the 52-week period ended December 28, 2013 (audited).

•      Depreciation and amortization. Depreciation and amortization expenses decreased $0.1 million, or 1%, for the 52-week period ended December 27, 2014 (audited) compared to the 52-week period ended December 28, 2013 (audited).

•      Other expense. Other expenses decreased $0.4 million for the 52-week period ended December 27, 2014 (audited) compared to the 52-week period ended December 28, 2013 (audited).

Interest expense. Interest expense decreased $7.6 million, or 21%, for the 52-week period ended December 27, 2014 (audited) compared to the 52-week period ended December 28, 2013 (audited). The decrease in interest expense was driven primarily by the write off of all remaining deferred financing fees in 2013 in connection with the refinancing.

Other income (expense). Other expense decreased $0.7 million for the 52-week period ended December 27, 2014 (audited) compared to the 52-week period ended December 28, 2013 (audited) due to a decrease in warrant liabilities of $3.4 million partially offset by unfavorable currency transaction expense of $2.4 million.

Income tax expense (benefit). Income tax expense increased $3.8 million for the 52-week period ended December 27, 2014 (audited) compared to the 52-week period ended December 28, 2013 (audited). The increase in income tax expense was primarily driven by the increase in pretax income $14.5 million and an increase in state income tax $0.4 million; offset by tax credits on non-temporary differences of $1.2 million and a valuation allowance of $0.5 million.

Net income. Net income increased $10.7 million for the 52-week period ended December 27, 2014 (audited) compared to the 52-week period ended December 28, 2013 (audited). The increase in net income was largely due to the increased gross profit and lower interest expense as a result of the debt refinancing partially offset by increased operating expenses and higher taxes.

Adjusted EBITDA. Adjusted EBITDA increased $5.3 million, or 8%, for the 52-week period ended December 27, 2014 (unaudited) compared to the 52-week period ended December 28, 2013 (unaudited). The increase was driven by the increase in gross profit partially offset by increased operating expenses to support the new frozen meals. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see "Reconciliation of Adjusted EBITDA".

Reconciliation of Adjusted EBITDA
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines Adjusted EBITDA (earnings before interest, tax, depreciation, and amortization) as net income (loss) before interest expense, income tax expense, depreciation and amortization with further adjustments to exclude the following items: stock-based compensation and warrant expense, transaction costs and IPO readiness, restructuring costs, management fees, transactional exchange impact and other one-time expenses. The Company believes that the inclusion of these supplementary adjustments in presenting Adjusted EBITDA are appropriate to provide additional information to investors and reflects more accurately operating results of the on-going operations. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in calculation.
The unaudited tables below provides a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, which is net income (loss), for the periods ending August 26, 2017 (Successor), July 6, 2017 (Predecessor), pro forma combined period ending August 26, 2017, pro forma predecessor period ending August 27, 2016, and fiscal years ending August 27, 2016, August 29, 2015, December 27, 2014, and December 28, 2013.

Adjusted EBITDA Reconciliation: (in thousands)	2017			2016
	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-weeks ended	52-weeks ended
			August 26, 2017	August 27, 2016
	(Successor)	(Predecessor)	(Pro Forma Combined)	(Predecessor, Pro Forma)
Net income (loss)	$450	$(2,485)	$28,701	$21,290
Interest	1,662	22,724	11,911	11,911
Taxes	290	4,570	18,818	13,958
Depreciation/Amortization	1,000	8,617	7,638	7,592
EBITDA	3,402	33,426	67,068	54,751
Stock Option and Warrant Expense	412	1,719	3,488	3,488
Transaction Fees / IPO Readiness	—	371	371	470
Restructuring	—	167	167	1,049
Roark Management Fee	—	1,200	1,200	1,670
Recall Receivable Reserve	(1,195)	—	(1,195)	1,922
Frozen Licensing Media	456	794	1,250	—
Non-recurring legal costs	96	723	819	—
Business combination transaction costs	—	25,608	—	—
Purchase accounting inventory step-up	5,989	—	—	—
Other	(506)	(119)	(625)	896
Adjusted EBITDA	$8,654	$63,889	$72,543	$64,246
_____________________

(1)	Other items consist principally of exchange impact of foreign currency transactions as well as minor impacts of channel inventory returns

Adjusted EBITDA Reconciliation: (in thousands)	52-weeks ended	53-weeks ended	35-weeks ended	35-weeks ended	52-weeks ended	52-weeks ended
	August 27, 2016	August 29, 2015	August 29, 2015	December 27, 2014	December 27, 2014	December 28, 2013
Net income (loss)	$10,034	$9,076	$(5,314)	$(4,503)	$13,956	$3,249
Interest	27,195	27,760	18,331	18,408	27,823	35,402
Taxes	7,507	6,205	(4,334)	(2,554)	9,623	5,859
Depreciation/Amortization	10,179	10,967	7,267	7,495	11,195	11,304
EBITDA	54,915	54,008	15,950	18,846	62,597	55,814
Stock Option and Warrant Expense	2,826	1,029	(1,464)	1,826	1,285	4,684
Transaction Fees / IPO Readiness	470	556	483	1,394	1,466	—
Restructuring	1,542	197	65	15	146	603
Roark Management Fee	1,670	1,647	854	781	1,574	1,421
Recall Receivable Reserve	1,922		—		—	—
Refinancing Closing Costs	—		—		—	2,668
Frozen Licensing Media	—		—		—	—
Non-recurring legal costs	—		—		—	—
Business combination transaction costs	—		—		—	—
Purchase accounting inventory step-up	—		—		—	—
Other	896	1,939	1,073	235	1,268	(1,172)
Adjusted EBITDA	$64,241	$59,376	$16,961	$23,097	$68,336	$64,018

Liquidity and Capital Resources

Overview

We have historically funded our operations with cash flow from operations and, when needed, with borrowings under our credit facility. Our principal uses for liquidity have been debt service and working capital. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur as a public company for at least the next twelve months.

Following the consummation of the Business Combination, we are obligated to make payments under the Tax Receivable Agreement (the “TRA”). Although the actual timing and amount of any payments that may be made under the TRA will vary, the payments that we will be required to make could be significant. Any payments made by us under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. See Note 9. Income Taxes of the consolidated financial statements for additional information on the TRA.

Debt and credit facilities
On July 7, 2017, the Company entered into a Credit Agreement with Barclays Bank PLC and other parties. The Credit Agreement provides for a term facility of $200.0 million (“Term Facility”) with a seven year maturity, and a revolving loan of up to $75.0 million (the “Revolving Credit Facility”) with a five year maturity, in each case under the new first lien senior secured loan facilities (the “New Credit Facilities”). Substantially concurrently with the consummation of the Business Combination, the full $200.0 million of the first lien term loan (the “Term Loan”) were drawn, and no revolving loans were drawn. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for Term Loan or (y) 2.00% margin for Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for Term Loan and is subject to a floor of 1.00% or (y) 3.00% margin for Revolving Credit Facility. The applicable margin for Revolving Credit Facility will be adjusted after the completion of the Company’s first full fiscal quarter after the closing of the Business Combination based upon the Company’s consolidated first lien net leverage ratio. As security for the payment or performance of its debt, the Company has pledged certain equity interests in its subsidiaries.

The New Credit Facilities are subject to mandatory prepayments based on contractual terms. With respect to the Term Loan, prior to the six-month anniversary of the Closing Date as of July 7, 2017, a 1.00% prepayment premium is payable by the Company in connection with certain repricing events. The Company may also voluntarily prepay outstanding loans at any time.
The credit facilities governing our debt arrangements contain certain financial and other covenants. The revolving credit facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the credit facilities) contingent on credit extensions in excess of 30% of the total amount of commitments available under the revolving credit facility, and limitations on our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions, and investments, consolidations, mergers, reorganizations and other fundamental changes payment of dividends and other distributions to equity and warrant holders and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The credit facilities governing our debt arrangements bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. As the Company has not drawn on the revolving credit facility as of August 26, 2017, no debt covenants were applicable as of the period then ended.

Cash Flows

Operating activities. Our net cash used in operating activities was $27.4 million for the successor period ending August 26, 2017, a decrease of $49.3 million, compared to net cash provided by operating activities of $21.9 million for the predecessor period ending July 6, 2017. This decrease of $49.3 million was due primarily to the payment of transaction related expenses in the successor period offset by higher net income of approximately $2.9 million. The Company has $56.5 million in cash and cash equivalents as of August 26, 2017 which is sufficient to satisfy current liabilities, current maturities of long term debt, and the interest payments associated with them.
Investing activities. Our net cash used in investing activities was $197.3 million for the successor period ended August 26, 2017, which was an increase in cash used of $176.8 million compared to net cash used in investing activities of $20.5 million for the predecessor period. The large increase was due to the net exchange of cash in the Business Combination in the successor period of $196.8 million compared to the purchase of Wellness Foods for approximately $20.0 million (net of cash acquired) in December 2016 (Predecessor period).
Financing activities. Our net cash provided by financing activities was $280.8 million for the successor period ended August 26, 2017, an increase of cash provided of $334.3 million, compared to net cash used in financing activities of $53.5 million for the predecessor period. This increase in cash provided was due to the proceeds from the issuance of long term debt of $191.9 million and proceeds from the issuance of equity of $97.0 million in the successor period related to the Business Combination.

Off-Balance Sheet Arrangements
As of August 26, 2017, Atkins had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The following table summarizes Simply Good Foods' expected material contractual payment obligations as of August 26, 2017.

	Payments due by period
Contractual Obligations ($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long term debt obligations	$200,000	$1,500	$4,000	$4,000	$190,500
Operating leases (1)	10,340	2,294	4,372	2,861	813
Interest payments	72,368	10,737	21,270	20,725	19,636
Total	$282,708	$14,531	$29,642	$27,586	$210,949
_______________

(1)
As of August 26, 2017, the Company is obligated under multiple non-cancelable operating leases, which continue through 2021. Rent expenses, inclusive of real estate taxes, utilities and maintenance incurred under operating leases, are included in general and administrative expenses in the Company's consolidated statements of operations, were $0.3 million for successor period from July 7, 2017 through August 26, 2017 and $1.7 million for predecessor period from August 28, 2016 through July 6, 2017.

Critical Accounting Policies, Judgments and Estimates
General
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. While the majority of the Company’s revenues, expenses, assets and liabilities are not based on estimates, there are certain accounting principles that require management to make estimates regarding matters that are uncertain and susceptible to change. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which would potentially result in materially different results under different assumptions and conditions. Management regularly reviews the estimates and assumptions used in the preparation of the Company’s financial statements for reasonableness and adequacy. The following critical accounting discussion pertains to accounting policies the Company believes are most critical to the portrayal of its historical financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of the Company's financial condition, results of operations and cash flows to those of other companies.
Our significant accounting policies are discussed in Note 2. Summary of Significant Accounting Policies of our Consolidated Financial Statements in this filing; however, we believe the following accounting policies are critical in the preparation of our consolidated financial statements because of the judgment necessary to account for these matters and the significant estimates involved, which are susceptible to change.
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
Concentration of Credit Risk
We maintain cash balances in six financial institutions. The Company holds material cash balances in the U.S. which are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution. From time to time, the Company’s balances may exceed these limits. As of August 26, 2017 and August 27, 2016, uninsured cash balances were approximately $56.1 million and $78.2 million, respectively. As a result of the acquisition of Wellness Foods, discussed in Note 3. Business Combinations, the Company has banking relationships in Canada subject to the Canadian Deposit Insurance Corporation which insures up to CAD

$100,000 per institution. As of August 26, 2017, the Company had uninsured CAD $3.1 million related to Wellness Foods banking relationships. The Company believes it is not exposed to any significant credit risk on cash.
Revenue Recognition
The Company recognizes revenue from the sale of product when (i) persuasive evidence of an arrangement exists, (ii) the price is fixed or determinable, (iii) title and risk of loss pass to the customer at the time of delivery and (iv) there is reasonable assurance of collection of the sales proceeds. The Company records estimated reductions to revenue for customer programs, slotting fees and incentive offerings, including special pricing agreements, price protection, promotions and other volume-based incentives at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer toward earning the incentive. Some of these incentives are recorded by estimating costs based on historical experience and expected levels of performance of the trade promotion.
Business Combinations
As discussed in detail in Note 3. Business Combinations of our Consolidated Financial Statements in this filing, on July 7, 2017, Simply Good Foods acquired the Atkins business from Roark. Roark retained a minority interest in Simply Good Foods after the transaction. The Business Combination was funded through a combination of cash, stock, and debt financing.
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
Tax Receivable Arrangement
As discussed in Note 3 and Note 9, simultaneously with the closing of the Business Combination, Simply Good Foods entered into the Tax Receivable Agreement (the "TRA"). The TRA is contingent consideration and included as part of the consideration transferred in the Business Combination. The Tax Receivable Agreement obligation is recorded at its acquisition-date fair value and classified as a liability. The Tax Receivable Agreement will generally provide for the payment by Simply Good Foods to the Selling Equity holders for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Simply Good Foods, Conyers Park, Atkins and Atkins eligible subsidiaries from the use of up to $100 million of the following tax attributes: (i) net operating losses available to be carried forward as of the closing of the Business Combination; (ii) certain deductions generated by the consummation of the transactions contemplated by the Merger Agreement; and (iii) remaining depreciable tax basis from the 2003 acquisition of Atkins Nutritionals, Inc. As of August 26, 2017, the estimated fair value of these contingent payments is $25.7 million which has been recorded as a liability and represents 100% of the value of the recorded tax attributes. Subsequent changes in fair value of the contingent liability will be recognized in earnings.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill and intangible assets result primarily from the Business Combination acquisitions, including the 2011 acquisition of the Company by Roark. Intangible assets primarily include brands and trademarks with indefinite lives and customer-related relationships with finite lives. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including customer-related intangible assets and trademarks, with any remaining purchase price recorded as goodwill.
Finite-lived intangible assets are amortized utilizing the straight-line method over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described in the "Property and Equipment" significant accounting policy.
For goodwill and other intangible assets that have indefinite lives, those assets are not amortized. Rather, impairment tests are conducted on an annual basis or more frequently if indicators of impairment are present. Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Company has determined that it has one reporting unit for purposes of allocating goodwill.

A qualitative assessment of goodwill and indefinite-lived intangibles was performed in 2014, 2015, 2016 and 2017. Qualitative assessment includes consideration for the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. Based on the results of assessment, it was determined that it is more likely than not the reporting unit had a fair value in excess of carrying value. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the fiscal periods ended August 26, 2017, August 27, 2016, August 29, 2015 or December 27, 2014.
Income Taxes
Income taxes include federal, state and foreign taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the differences between the financial statement balances and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.
Share-Based Compensation
Share-based compensation is rewarded to employees, directors, and consultants of the Company. Share-based compensation expense is recognized for equity awards over the vesting period based on their grant-date fair value. The fair value of option awards is estimated at the date of grant using the Black-Scholes valuation model. The exercise price of each stock option equals or exceeds the estimated fair value of the Company’s stock price on the date of grant. Options can generally be exercised over a maximum term of ten years. Compensation expense is recognized only for equity awards expected to vest, and the Company accounts for forfeitures as they are incurred. Share based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported.
Accounts Receivable and Trade Promotions
The Company estimates the allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information and fiscal strength of the customer. Normally, accounts receivable are due within 30 days after the date of the invoice. Receivables more than 90 days old are considered past due. Accounts receivable are written off when they are determined to be uncollectible. The Company’s policy for estimating allowances for doubtful accounts with respect to receivables is to record an allowance based on a historical evaluation of write-offs, aging of balances, and other quantitative and qualitative analysis. At August 26, 2017 and August 27, 2016, the allowance for doubtful accounts was $0.4 million and $0.3 million, respectively.
The Company estimates allowances to reflect commitments made to customers for customer-executed promotional activities and other incentive offerings, including special pricing agreements, price protection, promotions, and volume-based incentives, as well as damaged and aged customer inventory. These allowances are based on historical evaluations, both qualitative and quantitative, as well as the Company’s best estimate of current activity. The allowances for customer programs and other incentive offerings are recorded at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer toward earning the incentive. The Company’s allowances for these commitments are recorded as a reduction to both accounts receivables and net sales. At August 26, 2017 and August 27, 2016, the allowance for these commitments was $7.8 million and $9.6 million, respectively.
Inventories
Inventories, which consist of nutrition bars, shakes, frozen meals and packaging material, are valued at the lower of cost or market, with cost determined using standard costs which approximate costs determined on the first-in, first-out method, and with market defined as the lower of replacement cost or realizable value. Inventories consist materially of finished goods.
Obsolete inventory is reserved at 50% for inventory four to six months from expiration, and 100% for items within three months of expiration. Reserves are also taken for certain products or packaging materials when it is determined their cost may not be recoverable. At August 26, 2017 and August 27, 2016, the provision for obsolete inventory was $1.0 million and $1.0 million, respectively.

As a result of the Business Combination, Simply Good Foods recorded a one-time inventory fair value step-up of $6.0 million, as determined in accordance with FASB Accounting Standards Codification (ASC) 820, Fair Value Measurements (ASC 820). Refer to Note 3. Business Combinations for additional information regarding the transaction. The one-time inventory fair value step-up impacts cost of goods sold of the successor period.
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
Amortization of capitalized website development costs expensed were $0.1 million for the successor period from July 7, 2017 through August 26, 2017 and $0.5 million for the predecessor period from August 28, 2016 through July 6, 2017, and $0.6 million, $0.3 million, and $0.8 million during the fiscal years ended August 27, 2016, August 29, 2015, and December 27, 2014, respectively.
There were no disposals of fully amortized website development costs during the successor period from July 7, 2017 through August 26, 2017 or the predecessor period from August 28, 2016 through July 6, 2017, or for the fiscal periods ending August 27, 2016, and August 29, 2015. For the fiscal year ended December 27, 2014, the total disposals of fully amortized website development costs was $1.9 million.
Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful life of the improvement utilizing the straight-line method. The Company determines whether there has been an impairment of long-lived assets, excluding goodwill and indefinite lived intangible assets, whenever events or changes in business circumstances indicate that the carrying value of any long-lived assets may not be fully recoverable. There were no indicators of impairment in the successor period from July 7, 2017 through August 26, 2017 or the predecessor period from August 28, 2016 through July 6, 2017, or the fiscal years ending August 27, 2016, August 29, 2015, and December 27, 2014.
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
Research and Development Activities
The Company’s research and development activities primarily consist of generating and testing new product concepts, new flavors, and packaging and are primarily internal. The Company expenses research and development costs as incurred as they primarily relate to compensation, facility costs and purchased research and development services, materials and supplies. Research and development costs are included in general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company’s total research and development expenses were $0.4 million for the successor period from July 7, 2017 through August 26, 2017 and $1.9 million for the predecessor period from August 28, 2016 through July 6, 2017, and $2.1 million, $1.4 million, and $2.1 million for the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014, respectively.
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

Advertising Costs
Production costs related to television commercials are expensed when first aired. All other advertising costs are expensed when incurred through selling and marketing. Total advertising costs were $3.8 million for the successor period from July 7, 2017 through August 26, 2017 and $26.6 million for the predecessor period from August 28, 2016 through July 6, 2017 and $27.8 million, $23.0 million, and $27.7 million for the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014, respectively.
Production costs related to television commercials not yet aired are included in prepaid expenses in the accompanying Consolidated Balance Sheets. Production costs related to television commercials not yet aired were $1.2 million and nil at August 26, 2017 and August 27, 2016, respectively.
Shipping and Handling Costs
Costs associated with products shipped to customers are recognized in distribution in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The Company’s cost of sales does not include shipping and handling amounts related to the delivery to the buyer. Costs of $2.8 million for the successor period from July 7, 2017 through August 26, 2017 and $15.0 million for the predecessor period from August 28, 2016 through July 6, 2017 were recorded and $18.5 million, $11.4 million, and $19.5 million associated with products shipped to customers in the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014, respectively.
New Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies of our Consolidated Financial Statements in this filing for further information regarding recently issued accounting standards.

JOBS Act

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

Subject to certain conditions set forth in the JOBS Act, Simply Good Foods is not required to, among other things, (1) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (3) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until Simply Good Foods no longer meets the requirements of being an emerging growth company. Simply Good Foods will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of Conyers Park’s initial public offering, which was July 20, 2016, (ii) in which Simply Good Foods has total annual gross revenue of at least $1.0 billion or (iii) in which Simply Good Foods is deemed to be a large accelerated filer, which means the market value of its common stock that is held by non-affiliates exceeds $700 million as of the last business day of its prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior 3-year period.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Simply Good Foods' future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.
Concentration of credit risk. We maintain cash balances in six financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per institution. From time to time, our balances may exceed this limit. As of August 26, 2017, uninsured cash balances were approximately $56.1 million. We do not believe the Company is exposed to any significant credit risk on cash.
As of August 26, 2017, approximately 34% of gross trade accounts receivable was derived from one customer. 42% of gross sales for the successor period from July 7, 2017 through August 26, 2017, and 46% of gross sales, for the predecessor period from August 28, 2016 through July 6, 2017, were derived from the same customer.
Interest rate risk. We are subject to interest rate risk in connection with borrowing based on a variable interest rate. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant.
Foreign currency risk. We are exposed to changes in currency rates as a result of its investments in foreign operations and revenue generated in currencies other than U.S. dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Foreign currency risk is primarily related to operations in Canada. A 10% increase or decrease in the Canadian Dollar against the U.S. Dollar would result in less than a 1% change in net income for the pro forma 52 week period ended August 26, 2017.

Inflation. While inflation may impact Simply Good Foods’ revenue and cost of services and products, we believe the effects of inflation, if any, on its results of operations and financial condition have not been significant. However, there can be no assurance that its results of operations and financial condition will not be materially impacted by inflation in the future.

Item 8. Financial Statements and Supplementary Data

The Board of Directors and Shareholders of The Simply Good Foods Company and subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Simply Good Foods Company and NCP-ATK Holdings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of The Simply Good Foods Company (successor) as of August 26, 2017, and the related successor consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the period July 7, 2017 through August 26, 2017. We have also audited the accompanying consolidated balance sheet of NCP-ATK Holdings, Inc. and subsidiaries (predecessor) as of August 27, 2016, and the related predecessor consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for the period from August 28, 2016 through July 6, 2017, the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Simply Good Foods Company at August 26, 2017, and the consolidated results of their operations and their cash flows for the period July 7, 2017 through August 26, 2017 in conformity with the U.S. generally accepted accounting principles. It is also our opinion that the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCP-ATK Holdings, Inc. and subsidiaries at August 27, 2016, and the consolidated results of their operations and their cash flows for the period from August 28, 2016 through July 6, 2017, the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Denver, Colorado
November 9, 2017

The Simply Good Foods Company, and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	August 26, 2017	August 27, 2016
	(Successor)	(Predecessor)
Assets
Current assets:
Cash and cash equivalents	$56,501	$78,492
Accounts receivable, net	37,181	42,839
Inventories, net	29,062	27,544
Prepaid expenses	2,904	1,753
Other current assets	8,263	8,353
Total current assets	133,911	158,981

Long-term assets:
Property and equipment, net	2,105	2,273
Intangible assets, net	319,148	185,688
Goodwill	465,030	40,724
Other long term assets	2,294	1,846
Total assets	$922,488	$389,512

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$14,859	$18,750
Accrued interest	561	4,028
Accrued expenses and other current liabilities	15,042	16,629
Current portion of TRA liability	2,548	—
Current maturities of long-term debt	234	11,387
Total current liabilities	33,244	50,794

Long-term liabilities:
Long-term debt, less current maturities	191,856	321,638
Warrant liabilities	—	15,722
Long term portion of TRA liability	23,127	—
Deferred income taxes	75,559	29,192
Total liabilities	323,786	417,346
See commitments and contingencies (Note 10)

Stockholders' equity (deficit):
Preferred stock (Successor), $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock (Successor), $0.01 par value, 600,000,000 shares authorized, 70,628,322 issued and outstanding	706	—
Common stock (Predecessor), $0.01 par value, 600,000 shares authorized, 508,132 issued and outstanding	—	5
Additional paid-in-capital	610,138	(43,551)
(Accumulated deficit) Retained earnings	(12,161)	16,155
Accumulated other comprehensive income (loss)	19	(443)
Total stockholders' equity (deficit)	598,702	(27,834)
Total liabilities and stockholders' equity (deficit)	$922,488	$389,512
See accompanying notes to the consolidated financial statements.

The Simply Good Foods Company, and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in thousands, except share data)

	2017		2016	2015	2014
	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-weeks ended	35-weeks ended	52-weeks ended
			August 27, 2016	August 29, 2015	December 27, 2014
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Net sales	$56,334	$339,837	$427,858	$252,898	$429,858
Cost of goods sold	35,941	179,998	248,464	151,978	249,832
Gross profit	20,393	159,839	179,394	100,920	180,026

Operating Expenses:
Distribution	2,784	14,970	18,489	11,429	19,481
Selling	2,322	13,905	18,513	14,632	22,282
Marketing	4,615	33,589	37,751	30,515	33,548
General and administrative	7,813	39,276	46,961	29,028	41,000
Depreciation and amortization	1,000	8,617	10,179	7,267	11,195
Business combination transaction costs	—	25,608	—	—	—
Other Expense	—	141	1,542	65	146
Total operating expenses	18,534	136,106	133,435	92,936	127,652

Income from operations	1,859	23,733	45,959	7,984	52,374

Other income (expense):
Change in warrant liabilities	—	722	(722)	1,689	143
Interest expense	(1,662)	(22,724)	(27,195)	(18,331)	(27,823)
Loss (gain) on foreign currency transactions	513	133	(619)	(1,045)	(1,211)
Other income	30	221	118	55	96
Total other expense	(1,119)	(21,648)	(28,418)	(17,632)	(28,795)

Income (loss) before income taxes	740	2,085	17,541	(9,648)	23,579
Income tax expense (benefit)	290	4,570	7,507	(4,334)	9,623
Net income (loss)	$450	$(2,485)	$10,034	$(5,314)	$13,956

Other comprehensive income:
Foreign currency translation adjustments	19	(199)	621	(27)	292
Comprehensive income (loss)	$469	$(2,684)	$10,655	$(5,341)	$14,248

Earnings per share from net income:
Basic	$0.01
Diluted	$0.01
Weighted average shares outstanding:
Basic	70,562,477
Diluted	71,254,770
See accompanying notes to the consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statement of Stockholders' Equity (Deficit)
(Dollars in thousands, except share data)

Stockholders' Equity NCP - ATK Holdings, Inc. and Subsidiaries
Predecessor	Common Stock		Additional	Retained Earnings	Accumulated Other
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Comprehensive Income (Loss)	Total
Balance, December 28, 2013	501,115	$5	$(50,066)	$(2,521)	$(1,329)	$(53,911)
Net Income	—	—	—	13,956	—	13,956
Stock compensation	—	—	1,428	—	—	1,428
Foreign currency translation adjustment	—	—	—	—	292	292
Excess tax benefit from stock-based compensation	—	—	97	—	—	97
Exercise of options to purchase common stock	4,833	—	1,921	—	—	1,921
Balance, December 27, 2014	505,948	5	(46,620)	11,435	(1,037)	(36,217)
Net Income (loss)	—	—	—	(5,314)	—	(5,314)
Stock compensation	—	—	225	—	—	225
Foreign currency translation adjustment	—	—	—	—	(27)	(27)
Exercise of options to purchase common stock	72	—	11	—	—	11
Balance, August 29, 2015	506,020	5	(46,384)	6,121	(1,064)	(41,322)
Net Income	—	—	—	10,034	—	10,034
Stock compensation	—	—	2,104	—	—	2,104
Foreign currency translation adjustment	—	—	—	—	621	621
Excess tax benefit from stock-based compensation	—	—	403	—	—	403
Exercise of options to purchase common stock	2,112	—	326	—	—	326
Balance, August 26, 2016	508,132	5	(43,551)	16,155	(443)	(27,834)
Net Income (loss)	—	—	—	(2,485)	—	(2,485)
Stock compensation	—	—	2,441	—	—	2,441
Foreign currency translation adjustments	—	—	—	—	(199)	(199)
Excess tax benefit from stock-based compensation	—	—	(59)	—	—	(59)
Exercise of options to purchase common stock	387	—	109	—	—	109
Balance, July 6, 2017	508,519	$5	$(41,060)	$13,670	$(642)	$(28,027)
See accompanying notes to the consolidated financial statements.

The Simply Good Foods Company, and Subsidiaries
Consolidated Statement of Stockholder's Equity (Deficit)
(In thousands)

Stockholders' Equity The Simply Good Foods Company and Subsidiaries
Successor	Common Stock		Additional	Retained Earnings	Accumulated Other
	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Comprehensive Income	Total
Balance, July 7, 2016	70,562	$706	$609,726	$(12,611)	$—	$597,821
Net Income	—	—	—	450	—	450
Stock compensation	—	—	412	—	—	412
Foreign currency translation adjustments	—	—	—	—	19	19
Issuance of Restricted Stock Units	66	—	—	—	—	—
Balance, August 26, 2017	70,628	$706	$610,138	$(12,161)	$19	$598,702
See accompanying notes to the consolidated financial statements.

The Simply Good Foods Company, and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	2017		2016	2015	2014
	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-weeks ended	35-weeks ended	52-weeks ended
			August 27, 2016	August 29, 2015	December 27, 2014
Operating activities	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Net income (loss)	$450	$(2,485)	$10,034	$(5,314)	$13,956
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,000	8,617	10,179	7,267	11,195
Amortization of deferred financing costs and debt discount	192	1,950	2,159	1,285	2,126
Stock compensation expense	412	2,441	2,104	225	1,428
Change in warrant liabilities	—	(722)	722	(1,689)	(143)
Unrealized (gain) loss on foreign currency transactions	(513)	(133)	619	1,045	1,211
Deferred income taxes	(382)	(3,880)	5,505	(3,852)	8,786
Changes in operating assets and liabilities:
Accounts receivable, net	(5,556)	14,447	(14,854)	24,852	(8,676)
Inventories, net	4,130	1,912	6,078	(2,734)	833
Prepaid expenses	(1,107)	36	(391)	1,924	453
Other current assets	5,340	(10,548)	(1,309)	(574)	(4,735)
Accounts payable	2,089	(7,246)	2,247	(3,872)	(205)
Accrued interest	561	(3,615)	(211)	(1,986)	(113)
Accrued expenses and other current liabilities	(34,096)	21,459	6,029	4,126	(2,619)
Other	124	(294)	112	(277)	(18)
Net cash provided by (used in) operating activities	(27,356)	21,939	29,023	20,426	23,479
Investing activities
Purchases of property, plant, and equipment	(458)	(498)	(815)	(968)	(875)
Acquisition of business, net of cash acquired	(600,825)	(19,960)	—	—	—
Cash withdrawn from trust account	403,979	—	—	—	—
Net cash provided by (used in) investing activities	(197,304)	(20,458)	(815)	(968)	(875)
Financing activities
Proceeds from option exercises	—	109	326	11	1,921
Excess tax benefit from stock-based compensation	—	(59)	403	—	97
Principal payments of long-term debt	—	(53,586)	(7,464)	(2,176)	(6,875)
Proceeds from issuance of private placement equity, net of issuance costs	97,000	—	—	—	—
Proceeds from issuance of long term debt, net of issuance costs	191,899	—	—	—	—
Payment of Conyers Park deferred equity issuance costs	(8,100)	—	—	—	—
Net cash provided by (used in) financing activities	280,799	(53,536)	(6,735)	(2,165)	(4,857)
Cash and cash equivalents
Net increase (decrease) in cash	56,139	(52,055)	21,473	17,293	17,747
Effect of exchange rate on cash	159	(10)	(75)	(113)	(249)

Cash at beginning of period	203	78,492	57,094	39,914	22,416
Cash and cash equivalents at end of period	$56,501	$26,427	$78,492	$57,094	$39,914
See accompanying notes to the consolidated financial statements.

The Simply Good Foods Company, and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in thousands)

	2017		2016	2015	2014
	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-weeks ended	35-weeks ended	52-weeks ended
			August 27, 2016	August 29, 2015	December 27, 2014
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Supplemental disclosures of cash flow information
Cash paid for interest	$909	$24,334	$25,247	$19,067	$25,798
Cash paid for taxes	$—	$12,711	$812	$368	$3,624
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements
(In thousands, except for shares data)
1. Nature of Operations and Principles of Consolidation

Conyers Park Acquisition Corp (“Conyers Park”) was formed on April 20, 2016, as a special purpose acquisition company ("SPAC") for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The Simply Good Foods Company ("Simply Good Foods”), was formed by Conyers Park on March 30, 2017. On April 10, 2017, Conyers Park and NCP-ATK Holdings, Inc. (“Atkins”) announced that they entered into a definitive agreement (the "Merger Agreement"). On July 7, 2017, (the "Closing Date"), pursuant to the Merger Agreement, Conyers Park merged into Simply Good Foods which acquired Atkins. As a result, both entities became wholly-owned subsidiaries of Simply Good Foods. Simply Good Foods was listed on the NASDAQ stock exchange under the symbol “SMPL” upon the consummation of the transaction (the “Business Combination”). Atkins was formerly owned by Roark Capital Management, LLC (“Roark”).

The Business Combination resulted in Conyers Park controlling the board of directors of the combined entity. As a result, for accounting purposes, Simply Good Foods is the Business Combination acquirer and the accounting "successor" while Atkins is the acquiree and accounting "predecessor". Our financial statement presentation includes the financial statements of Atkins as “predecessor” for all periods prior to the Closing Date and of Simply Good Foods, including the consolidation of Atkins, for periods after the Closing Date. For convenience supplemental 52-week pro forma combined fiscal information is included within “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” that gives effect to the Business Combination as if such transaction had been consummated on August 28, 2016. References to information provided for 2017 on a pro forma combined basis refer to such supplemental pro forma financial information. See Note 3. Business Combinations, for a detailed discussion of the Business Combination.

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer, for periods prior to the completion of the Business Combination, to Atkins and its subsidiaries, and, for periods upon or after the completion of the Business Combination, to Simply Good Foods and its subsidiaries.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).
The Company maintains its accounting records on a 52/53-week year.

During 2015, Atkins changed its fiscal year-end to the last Saturday in August. As a result of the Business Combination and the change in fiscal year, the financial information presented within the financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) including Regulation S-X. The accompanying financial statements include consolidated balance sheet information for the successor period ending August 26, 2017 and predecessor period ending August 27, 2016. The remaining financial statements include the successor period from July 7, 2017 through August 26, 2017, the predecessor period from August 28, 2016 through July 6, 2017, the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014.

Description of Business

Simply Good Foods operates in the healthy snacking category. The Atkins brand approach focuses on a healthy eating approach with reduced levels of refined carbohydrates and refined sugars and encourages the consumption of lean protein, fiber, fruits, vegetables, and good fats. The Company sells a variety of nutrition bars, shakes, and frozen meals designed around the nutrition principles of the Atkins eating approach.

The Company has experienced in the past, and expects to continue to experience, seasonal fluctuations in sales as a result of consumer spending patterns. Historically, sales have been greatest in the first calendar quarter as the Company sells product to retail locations, which sell to consumers in the second fiscal quarter, primarily driven by the post-holiday diet season. The Company has also seen minimal seasonality with the summer diet season and back to school shopping in the third and fourth fiscal quarters, respectively. The period of the lowest sales has historically been the fourth fiscal quarter. The Company believes these consumer spending patterns are driven primarily by the predisposition of consumers to adjust their approach to nutrition at certain times of the year as well as the timing of the Company’s advertising linked with key customer promotion windows.

Licensing of the Frozen Meals

On September 1, 2016, the agreement with Bellisio Foods to license Atkins’ frozen meals resulting in royalty income became effective. Royalty income is recorded in net sales for the successor period from July 7, 2017 through August 26, 2017 and for the predecessor period from August 28, 2016 through July 6, 2017. In prior periods, frozen sales and related profitability was included in net sales and operating income. For a further discussion of this agreement, see Note 17. Significant Agreement, in the notes to the Financial Statements.

2. Summary of Significant Accounting Policies
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
Concentration of Credit Risk

We maintain cash balances in six financial institutions. The Company holds material cash balances in the U.S. which are insured by the Federal Deposit Insurance Corporation up to $0.3 million per institution. From time to time, the Company’s balances may exceed these limits. As of August 26, 2017 and August 27, 2016, uninsured cash balances were approximately $56.1 million and $78.2 million, respectively. As a result of the acquisition of Wellness Foods, discussed in Note 3. Business Combinations, the Company has banking relationships in Canada subject to the Canadian Deposit Insurance Corporation which insures up to CAD $0.1 million per institution. As of August 26, 2017, the Company had uninsured CAD $3.1 million related to Wellness Foods banking relationships. The Company believes it is not exposed to any significant credit risk on cash.
Accounts Receivable and Trade Promotions

The Company estimates the allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information and fiscal strength of customer. Normally, accounts receivable are due within 30 days after the date of the invoice. Receivables more than 90 days old are considered past due. Accounts receivable are written off when they are determined to be uncollectible. The Company’s policy for estimating allowances for doubtful accounts with respect to receivables is to record an allowance based on a historical evaluation of write-offs, aging of balances, and other quantitative and qualitative analysis. At August 26, 2017, and August 27, 2016, the allowance for doubtful accounts was $0.4 million and $0.3 million, respectively.
The Company estimates allowances to reflect commitments made to customers for customer-executed promotional activities and other incentive offerings, including special pricing agreements, price protection, promotions, and volume-based incentives, as well as damaged and aged customer inventory. These allowances are based on historical evaluations, both qualitative and quantitative, as well as the Company’s best estimate of current activity. The allowances for customer programs and other incentive offerings are recorded at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer toward earning the incentive. The Company’s allowances for these commitments are recorded as a reduction to both accounts receivables and net sales. As of August 26, 2017 and August 27, 2016, accounts receivable included commitments of $7.8 million and $9.6 million, respectively.
Inventories
Inventories, which consist of nutrition bars, shakes, frozen meals and packaging material, are valued at the lower of cost or market, with cost determined using standard costs which approximate costs determined on the first-in, first-out method, and with market defined as the lower of replacement cost or realizable value. Inventories consist materially of finished goods.

Obsolete inventory is reserved at 50% for inventory four to six months from expiration, and 100% for items within three months of expiration. Reserves are also taken for certain products or packaging materials when it is determined their cost may not be recoverable. At August 26, 2017 and August 27, 2016, the provision for obsolete inventory was $1.0 million and $1.0 million, respectively.
As a result of the Business Combination, Simply Good Foods recorded a one-time inventory fair value step-up of $6.0 million, as determined in accordance with FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements ("ASC 820"). Refer to Note 3. Business Combinations for additional information regarding the transaction. The one-time inventory fair value step-up impacts cost of goods sold of the successor period.
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
The Company capitalizes costs of materials and consultants involved in developing its website and mobile applications for smart phones (collectively, “website development costs”). Costs incurred during the preliminary project and post-implementation stages are charged to expense. Website development costs are amortized on a straight-line basis over an estimated useful life of three years. Included in property and equipment are website development costs as follows:

	August 26, 2017	August 27, 2016
	(Successor)	(Predecessor)
Website development costs, gross	$899	$2,063
Accumulated amortization	(91)	(1,215)
Website development costs, net	$808	$848

Amortization of capitalized website development costs expensed were $0.1 million for the successor period from July 7, 2017 through August 26, 2017 and $0.5 million for the predecessor period from August 28, 2016 through July 6, 2017, and $0.6 million, $0.3 million, and $0.8 million during the fiscal years ended August 27, 2016, August 29, 2015, and December 27, 2014, respectively.

There were no disposals of fully amortized website development costs during the successor period from July 7, 2017 through August 26, 2017 or the predecessor period from August 28, 2016 through July 6, 2017, or for the fiscal periods ending August 27, 2016, and August 29, 2015. For the fiscal year ended December 27, 2014, the total disposals of fully amortized website development costs was $1.9 million.

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
The Company determines whether there has been an impairment of long-lived assets, excluding goodwill and indefinite-lived intangible assets, whenever events or changes in business circumstances indicate that the carrying value of any long-lived assets may not be fully recoverable. There were no indicators of impairment in the successor period from July 7, 2017 through August 26, 2017 or the predecessor period from August 28, 2016 through July 6, 2017, or the fiscal years ending August 27, 2016, August 29, 2015, and December 27, 2014.

Goodwill and Intangible Assets
Goodwill and intangible assets result primarily from the Business Combination and acquisitions including the 2011 acquisition of the Company by Roark. Intangible assets primarily include brands and trademarks with indefinite lives and customer-related relationships with finite lives. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including customer-related intangible assets and trademarks, with any remaining purchase price recorded as goodwill.
Finite-lived intangible assets are amortized utilizing the straight-line method over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described in the "Property and Equipment" significant accounting policy.
For goodwill and other intangible assets that have indefinite lives, those assets are not amortized. Rather, impairment tests are conducted on an annual basis or more frequently if indicators of impairment are present. Goodwill is allocated to the reporting unit in which the business that created the goodwill resides. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by segment management. The Company has determined that it has one reporting unit for purposes of allocating goodwill.
A qualitative assessment of goodwill and indefinite-lived intangibles was performed in 2014, 2015, 2016 and 2017. Qualitative assessment includes consideration for the economic, industry and market conditions in addition to the overall financial performance of the Company and these assets. Based on the results of assessment, it was determined that it is more likely than not the reporting unit had a fair value in excess of carrying value. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the fiscal periods ended August 26, 2017, August 27, 2016, August 29, 2015 or December 27, 2014.
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
Research and Development Activities

The Company’s research and development activities primarily consist of generating and testing new product concepts, new flavors, and packaging and are primarily internal. The Company expenses research and development costs as incurred as they primarily relate to compensation, facility costs and purchased research and development services, materials and supplies. Research and development costs are included in general and administrative expenses in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company’s total research and development expenses were $0.4 million for the successor period from July 7, 2017 through August 26, 2017 and $1.9 million for the predecessor period from August 28, 2016 through July 6, 2017, and $2.1 million, $1.4 million, and $2.1 million for the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014, respectively.

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
Revenue Recognition
The Company recognizes revenue from the sale of product when (i) persuasive evidence of an arrangement exists, (ii) the price is fixed or determinable, (iii) title and risk of loss pass to the customer at the time of delivery and (iv) there is reasonable assurance of collection of the sales proceeds. The Company records estimated reductions to revenue for customer programs, slotting fees and incentive offerings, including special pricing agreements, price protection, promotions and other volume-based incentives at the time the incentive is offered or at the time of revenue recognition for the underlying transaction that results in progress by the customer toward earning the incentive. Some of these incentives are recorded by estimating costs based on Atkins’ historical experience and expected levels of performance of the trade promotion.
Advertising Costs
Production costs related to television commercials are expensed when first aired. All other advertising costs are expensed when incurred through selling and marketing. Total advertising costs were $3.8 million for the successor period from July 7, 2017 through August 26, 2017 and $26.6 million for the predecessor period from August 28, 2016 through July 6, 2017; and $27.8 million, $23.0 million, and $27.7 million for the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014, respectively.
Production costs related to television commercials not yet aired are included in prepaid expenses in the accompanying Consolidated Balance Sheets. Production costs included $1.2 million and nil related to television commercials not yet aired at August 26, 2017 and August 27, 2016, respectively.
Share-Based Compensation
Share-based compensation is rewarded to employees, directors, and consultants of the Company. Share-based compensation expense is recognized for equity awards over the vesting period based on their grant-date fair value. The fair value of option awards is estimated at the date of grant using the Black-Scholes valuation model. The exercise price of each stock option equals or exceeds the estimated fair value of the Company’s stock price on the date of grant. Options can generally be exercised over a maximum term of ten years. Compensation expense is recognized only for equity awards expected to vest, and the Company accounts for forfeitures as they are incurred. Share based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported.
Shipping and Handling Costs
Costs associated with products shipped to customers are recognized in distribution in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The Company’s cost of sales does not include shipping and handling amounts related to the delivery to the buyer. Costs of $2.8 million for the successor period from July 7, 2017 through August 26, 2017 and $15.0 million for the predecessor period from August 28, 2016 through July 6, 2017 were recorded and $18.5 million, $11.4 million, and $19.5 million associated with products shipped to customers in the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014, respectively.
Recently Issued and Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The objective of ASU No. 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the implementation of ASU No. 2014-09 by one year to fiscal years and interim periods within those years beginning after December 15, 2017. An entity may elect to early adopt as of the original effective date, fiscal years and interim periods within those years beginning after December 15, 2016. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing which provides additional clarification regarding identifying performance obligations and licensing. In December 2016, the FASB issued ASU No. 2016-19, 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These ASUs will replace most existing revenue recognition guidance in GAAP and, due to the Business Combination, will be effective for the Company beginning in fiscal 2019. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method and the Company has not yet selected which transition method to apply.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10). This new standard enhances the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. This ASU is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This ASU is effective for the Company’s August 2018 fiscal year end. The Company does not anticipate adoption of this new standard will be material to its consolidated financial statements.

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
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The pronouncement simplifies the accounting for income tax consequences of share-based payment transactions. The new guidance requires that all of the tax related to share-based payments be recorded in earnings at settlement (or expiration). This guidance is effective for the Company beginning in fiscal 2017. Early adoption is permitted. The Simply Good Foods Company adopted this accounting pronouncement on a prospective basis within the successor period of the financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for all entities, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. This new standard is effective for the Company starting in fiscal year 2019. The Company does not anticipate adoption of this ASU will have a material impact on its Consolidated Statement of Cash Flows.

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

3. Business Combinations
Acquisition of Atkins
Upon the consummation of the Business Combination, and though a number of sub-mergers discussed in Note 1. Nature of Operations and Principles of Consolidation of the consolidated financial statements, Conyers Park merged into Simply Good Foods which subsequently acquired, and obtained control over Atkins. As a result of the Business Combination, Simply Good Foods is the acquirer for accounting purposes, and Atkins is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes a “Predecessor” for Atkins for periods prior to the Closing Date. The Company is the “Successor” for periods after the Closing Date, which includes consolidation of Atkins subsequent to the Business Combination. The Merger was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. The historical financial information of Conyers Park, prior to the Business Combination, are not reflected in the Predecessor financial statements as those amounts are considered de-minimus. The financial statements of Conyers Park are included in the post-merger Successor entity, which includes balance sheet and equity items of Conyers Park assumed by Simply Good Foods through the transaction. As a result of the application of the acquisition method of accounting as of the Closing Date, the financial statements for the Predecessor period and for the Successor period are presented on a different basis of accounting and are therefore not comparable.

The Business Combination is accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, Fair Value Measurements, as of the Business Combination date. Consistent with the acquisition method of accounting, the assets acquired and liabilities assumed from Atkins have been recorded at their respective fair values and added to those of Conyers Park. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date.
The Business Combination was funded by Conyers Park through a combination of cash, stock, and debt financing. Cash sources of funding included $404.0 million of cash held in Conyers Park’s trust account, $100.0 million from private placement equity investment, $200.0 million in new term loan debt, and $0.2 million of cash on hand at Conyers Park. Upon the close of the transaction, a total of $8.1 million was paid in debt issuance costs related to the new term loan, $8.1 million was paid in deferred equity issuance costs related to the original IPO of Conyers Park, $3.0 million was paid related to the private placement equity issuance costs, and $12.4 million of cash was paid in acquisition-related transaction costs incurred by Conyers Park. As an integrated part of the closing of the Business Combination, $284.0 million of cash was paid to retire the predecessor long term debt of Atkins. The acquisition-related transaction costs incurred by Conyers Park are reflected within the opening accumulated deficit within the Simply Good Foods consolidated statement of stockholder's equity.

In connection with this change in control, the assets and liabilities of Atkins were recorded at their respective fair value on the closing date by application of the acquisition method of accounting as prescribed by ASC 805 and ASC 820. The selling equity holders of Atkins, primarily Roark, received approximately $815.2 million in total consideration, inclusive of 10.2 million shares of common stock of Simply Good Foods valued at $11.47 per share or $117.6 million in equity consideration at fair value. The selling equity owners are also entitled to future cash payments pursuant to the Tax Receivable Agreement (the "TRA") which had a fair value of $25.7 million as of the close of the transaction. The TRA obligation was recorded at its acquisition-

date fair value and classified as a liability. The TRA generally provides for the payment by Simply Good Foods to the Atkins' selling equity holders for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Simply Good Foods, Conyers Park, Atkins and Atkins’ eligible subsidiaries from the use of up to $100 million of the following tax attributes: (i) net operating losses available to be carried forward as of the closing of the Business Combination; (ii) certain deductions generated by the consummation of the business transaction; and (iii) remaining depreciable tax basis from the 2003 acquisition of Atkins Nutritionals, Inc. The TRA is contingent consideration and subsequent changes in fair value of the contingent liability will be recognized in earnings. As of August 26, 2017, the initial estimated fair value of these contingent payments is $25.7 million which has been recorded as a liability and represents 100% of the value of the recorded tax attributes (refer to Note 9. Income Taxes for additional discussion on the TRA).

The predecessor financial statements of Atkins' include business combination related seller costs of $2.0 million related to legal costs, $8.6 million of contingent success fees to an investment banker providing advisory services triggered by the transaction, and $13.8 million of contingent change-in-control bonuses. These seller costs are recorded within business combination transaction costs within the Statements of Operations and Comprehensive Income.

The following summarizes the preliminary estimated fair value of the Business Combination, pending finalization per the terms of the Merger Agreement.

(In thousands)
Cash paid	$672,006
Equity consideration paid to selling equity holders (1)	117,567
Total cash and equity consideration	789,573
Tax receivable arrangement payable to selling equity holders	25,675
Total consideration	$815,248

(1) Equity consideration paid is summarized below:

(In thousands)
Shares of Simply Good Foods paid to former equity holders of Atkins	10,250
Fair Value of SMPL equity per share	$11.47
Equity consideration paid	$117,567

The fair value of these units was determined as follows:

Per share price based on the market price on the day of the close	$11.47

The Company has recorded a preliminary allocation of the purchase price to Predecessor’s tangible and identified intangible assets acquired and liabilities assumed, based on their fair values as of the closing date. The purchase price allocation is preliminary, may change, and will be completed prior to the measurement period prescribed by ASC 805. The preliminary July 7, 2017 fair value is as follows (in thousands):

July 7, 2017
Assets acquired:
Cash and cash equivalents	$71,181
Accounts receivable, net	31,507
Inventories, net	33,023
Prepaid assets	1,781
Other current assets	13,466
Property and equipment, net	1,793
Intangible assets, net (1)	320,000
Other long-term assets	2,224
Liabilities assumed:
Accounts payable	(12,187)
Other current liabilities	(36,498)
Deferred income taxes(2)	(76,072)
Total identifiable net assets	350,218
Goodwill(3)	465,030
Total assets acquired and liabilities assumed	$815,248

(1) Goodwill and intangible assets were recorded at fair value consistent with ASC 820 as a result of the Business Combination. Intangible assets consist of brands and trademarks, customer relationships, proprietary recipes and formulas and licensing agreements. The useful lives of the intangible assets are disclosed in Note 5 of the consolidated financial statements. The fair value measurement of the assets and liabilities was based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, and market comparable data and companies.

(2) As a result of the increase in the fair value of the intangible asset the deferred income taxes were stepped-up by $50.7 million.

(3)Amounts recorded for goodwill are generally not expected to be deductible for tax purposes.

The purchase price is pending finalization per the terms of the Merger Agreement and the TRA. The final determination of the fair value of the assets acquired and liabilities assumed is expected to be completed as soon as practicable after completion of the Business Combination, including a period of time to finalize working capital adjustments. The final determinations will not be in excess of one year of the time of the transaction, consistent with ASC 805.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined entity's results as if the Business Combination had occurred on August 30, 2015:

	52-Week Period Ended
	August 26, 2017	August 27, 2016
Revenue	$396,171	$369,039
Net income	$28,701	$21,290

These pro forma results include certain adjustments, primarily due to decreases in amortization expense due to the changes in useful lives of intangible assets and decreases in interest expense due to the refinancing of Atkins debt. The unaudited 2016 pro forma financial statements also reflect the impact of the Atkins license arrangement for frozen meals sold in the U.S. by Bellisio. The pro forma information is not intended to represent or be indicative of the actual results of operations of the combined entity that would have been reported had the Business Combination been completed on August 30, 2015, nor is it representative of future operating results of the Company.

Acquisition of Wellness Foods
On December 21, 2016, the predecessor company acquired Wellness Foods, Inc. (“Wellness Foods”), a Canadian-based company and owner of the Simply Protein line of products. The Company paid $20.1 million to acquire Wellness Foods. The Company incurred $0.7 million in transaction which are recorded within business combination transaction costs within the Statements of Operations and Comprehensive Income. Wellness Foods is based in Toronto, Canada, and manufactures, markets and distributes protein rich snack foods that offer clean eating, optimal ingredients and innovative nutrition. The acquisition of Wellness Foods expanded the portfolio of protein rich products and provided new product capabilities to support the Atkins’ brand of “low-carb”, “effective weight-management” and “protein-rich” diet. The Company has included Wellness Foods’ results of operations in the Consolidated Statements of Operations and Income from the date of acquisition.
The acquisition was accounted for using the acquisition method of accounting. Assets acquired and liabilities assumed in connection with the acquisition have been recorded at their fair values. The fair values were determined by management based in part on an independent valuation of assets acquired, which included intangible assets of approximately $4.9 million and relate primarily to trade-names and customer relationship subject to amortization over a 15 year term. Approximately $0.8 million of amortizable intangible assets were identified at the time of the acquisition.

The following table summarizes the allocation of the purchase price to the fair value of assets acquired and liabilities assumed in relation to the acquisition of Wellness Foods on December 21, 2016, prior to the Business Combination and the fair value assessment performed over the predecessor Atkins entity.

December 21, 2016
Assets acquired:
Cash and cash equivalents	$157
Accounts receivable, net	1,200
Prepaid expenses and other current assets	48
Inventories, net	1,388
Property and equipment, net	13
Intangible assets	4,934
Liabilities assumed:
Accounts payable	(687)
Accrued expenses and other current liabilities	(342)
Other taxes payable (VAT)	(2)
Income taxes payable	(138)
Total identifiable net assets	6,571
Goodwill	13,546
Total purchase price	$20,117

The acquisition of Wellness Foods was deemed to not be material to the Company under Item 3-05 of Regulation S-X, and, therefore, separate financial statements are not required as it is not a “significant subsidiary”.

4. Property and Equipment, Net

Property and equipment, net, as presented with the Consolidated Balance Sheets, are summarized as follows:

	August 26, 2017	August 27, 2016
	(Successor)	(Predecessor)
Furniture and fixtures	$69	$917
Computer equipment and software	161	717
Machinery and equipment	289	638
Website development costs	899	2,063
Leasehold improvements	310	958
Construction in progress	525	256
	2,253	5,549
Less: accumulated depreciation and amortization	(148)	(3,276)
Total	$2,105	$2,273

Depreciation and amortization expenses, recorded within the Consolidated Statements of Operations and Comprehensive Income, were $0.1 million for the successor period from July 7, 2017 through August 26, 2017, $1.0 million for the predecessor period from August 28, 2016 through July 6, 2017, $1.1 million for the 52-week period ended August 27, 2016, $0.6 million for the 35-week period ended August 29, 2015, and $1.2 million 52-week period ended December 27, 2014.

5. Goodwill and Intangibles
The following table presents the changes in goodwill:

Total
August 29, 2015 (Predecessor)	$40,724
Goodwill acquired during the period	—
Effect of exchange rate changes	—
August 27, 2016 (Predecessor)	$40,724
Goodwill acquired during the predecessor period	13,546
Effect of exchange rate changes	137
Elimination of predecessor goodwill	(54,407)
Successor business combination	465,030
Balance, August 26, 2017 (Successor)	$465,030

There were no impairment charges related to goodwill during these periods or since the inception of the Company.

Intangible assets, net consist of the following:

Successor		August 26, 2017
	Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	515	58,485
Proprietary recipes and formulas	7 years	7,000	131	6,869
Licensing agreements	14 years	22,000	206	21,794
		$320,000	$852	$319,148

Predecessor		August 27, 2016
	Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$109,900	$—	$109,900
Intangible assets with finite lives:
Customer relationships	15 years	121,000	46,087	74,913
Proprietary recipes and formulas	7 years	4,760	3,885	875
		$235,660	$49,972	$185,688

Changes in fair value of the Company's intangible assets from August 27, 2016 to August 26, 2017 result from the acquisitions and application of the acquisition method of accounting as described in Note 3. Business Combinations.

Amortization expenses related to intangible assets were $0.9 million for the successor period from July 7, 2017 through August 26, 2017 and $8.5 million for the predecessor period from August 28, 2016 through July 6, 2017. Amortization expenses related to intangible assets during the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014 were $9.1 million, $6.6 million, and $9.9 million, respectively.

Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

Successor (In thousands)
2018	$6,505
2019	6,505
2020	6,505
2021	6,505
2022	6,505
2023 and thereafter	54,623

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following:

	August 26, 2017	August 27, 2016
	(Successor)	(Predecessor)
Professional fees	$1,286	$518
Accrued advertising allowances and claims	1,037	876
Accrued bonus	4,907	5,282
Freight accrual	875	1,391
Payroll-related accruals	842	1,033
Commissions	1,025	1,119
Income taxes payable	576	51
VAT payable	1,627	1,366
Other	2,867	4,993
	$15,042	$16,629

7. Long-Term Debt and Line of Credit
On July 7, 2017, the Company entered into a Credit Agreement with Barclays Bank PLC and other parties. The Credit Agreement provides for a term facility of $200.0 million (“Term Facility”) with a seven year maturity, and a revolving loan of up to $75.0 million (the “Revolving Credit Facility”) with a five year maturity, in each case under the new first lien senior secured loan facilities (the “New Credit Facilities”). Substantially concurrent with the consummation of the Business Combination, the full $200.0 million of the first lien term loan (the “Term Loan”) was drawn, and no revolving loans were drawn. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for Term Loan or (y) 2.00% margin for Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for Term Loan and is subject to a floor of 1.00% or (y) 3.00% margin for Revolving Credit Facility. The applicable margin for Revolving Credit Facility will be adjusted after the completion of the Company’s first full fiscal quarter after the closing of the Business Combination based upon the Company’s consolidated first lien net leverage ratio. As security for the payment or performance of its debt, the Company has pledged certain equity interests in its subsidiaries.
The New Credit Facilities are subject to mandatory prepayments based on contractual terms. With respect to the Term Loan, prior to the six-month anniversary of the Closing Date, a 1.00% prepayment premium is payable by the Company in connection with certain repricing events. The Company may also voluntarily prepay outstanding loans at any time.
The credit facilities governing our debt arrangements contain certain financial and other covenants. The revolving credit facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the credit facilities) contingent on credit extensions in excess of 30% of the total amount of commitments available under the revolving credit facility, and limitations on our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions, and investments, consolidations, mergers, reorganizations and other fundamental changes payment of dividends and other distributions to equity and warrant holders and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The credit facilities governing our debt arrangements bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. As the Company has not drawn on the revolving credit facility as of August 26, 2017, no debt covenants were applicable as of the period then ended.

Prior to the Business Combination, on April 3, 2013, the Company entered into a First Lien Credit Agreement (the “First Lien”) and a Second Lien Credit Agreement (the “Second Lien”) with Credit Suisse Securities (USA) LLC. The First Lien consisted of a $20.0 million revolving line of credit and a $255.0 million term loan. The First Lien revolving line of credit carried interest at a rate per annum equal to LIBOR, with a floor of 1.25%, plus 5.0%, and matures on April 3, 2018. The First Lien term loan required quarterly principal and interest payments, carried interest at a rate per annum equal to LIBOR, with a floor of 1.25%, plus 5.0%, and matured on January 2, 2019. The First Lien also provided for an excess cash flow prepayment based on a contractual formula, payable within 120 days of the end of each fiscal year. Each term lender had the right to refuse any such prepayment. Prepayments were applied against the future principal payments in a manner that was set forth in the First Lien credit agreement.

The Second Lien consisted of a $100.0 million term loan that required annual interest payments, bore interest at a rate per annum equal to LIBOR, with a floor of 1.25%, plus 8.5%, and matures on April 3, 2019. The predecessor Company made a payment of $53.6 million on the First Lien.

Under the First Lien and Second Lien, the Company had granted the lenders a security interest in substantially all of the assets of the Company, including its subsidiaries and an affiliate. In addition, the First Lien and Second Lien contained various restrictions, including restrictions on the payment of dividends and other distributions to equity and warrant holders, and provided for the maintenance of certain financial ratios. The Company was in compliance with these covenants at August 27, 2016.

All First Lien and Second Lien term loans existed prior to the Business Combination were extinguished as part of the transaction. As of August 26, 2017, the Company’s only outstanding long-term debt is the $200.0 million Term Facility maturing on July 7, 2024.

At August 26, 2017 and August 27, 2016 there were no amounts drawn against the Company’s Revolving Credit Facility or lines of credit, and long-term debt consists of the following:

	August 26, 2017	August 27, 2016
	(Successor)	(Predecessor)
Term facility due 2024	$200,000	$—
First Lien and Second Lien term loans	—	337,209
Less: long term deferred financing fees	7,910	4,184
Total debt	192,090	333,025
Less: current maturities, net of deferred financing fees of $1.3 million at August 26, 2017, $1.8 million at August 27, 2016	234	11,387
Long-term debt, net of deferred financing fees	$191,856	$321,638

Aggregate principal maturities of debt are as follows:

Fiscal year ending:
2018	$1,500
2019	2,000
2020	2,000
2021	2,000
2022	2,000
Thereafter	190,500
$200,000

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. As of August 27, 2016 and August 26, 2017, the book value of the Company's debt approximated fair value. All term debt is valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy.

8. Fair Value of Financial Instruments
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
The following tables set forth the Company’s assets and liabilities measured at fair value. The predecessor entity historically carried warrant liabilities on the balance sheet at fair value. These warrant liabilities were settled with the change of control, discussed in Note 3. Business Combinations. The successor entity assumed the equity warrants of Conyers Park and are discussed in Note 11. Stockholders' Equity. The tables below show the fair value of warrants for the comparable successor on August 26, 2017 and predecessor on August 27, 2016 periods. The fair value of the Tax Receivable Agreement is discussed in Note 9. Income Taxes.

Fair value at August 26, 2017 is summarized as follows:

Successor	Level 1	Level 2	Level 3	Total
Liabilities
TRA liability	$—	$—	$25,675	$25,675

Fair value at August 27, 2016 is summarized as follows:

Predecessor	Level 1	Level 2	Level 3	Total
Liabilities
Warrants	$—	$—	$15,722	$15,722

Because tax attributes subject to the Tax Receivable Agreement existed as of the pre-close period, no changes in fair value were recorded for the successor period from July 7, 2017 through August 26, 2017. For the predecessor entity, other income (expenses) of $0.7 million, $(0.7) million, $1.7 million, and $0.1 million were included in the changes in warrant liabilities in the accompanying Consolidated Statement of Operations and Comprehensive Income were charged for the period ending July 6, 2017, the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014, respectively. The Company settled the liabilities at $15.0 million upon the change of control.

The fair value of the warrants were calculated based on estimating future cash payments to be made to the former owner, in part based on the probability-weighted present value of various payout scenarios. Key fair value inputs were the discount rate; expected future cash flows under various payout scenarios, which were derived in part from an estimate of various transaction prices on a future change in a control event; and a probability analysis of the payout scenarios. The methodology for measuring fair value is sensitive to the volatility of key inputs mentioned above.

9. Income Taxes
The sources of income (loss) before income taxes are as follows for the successor period from July 7, 2017 through August 26, 2017, the predecessor period from August 28, 2016 through July 6, 2017, the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014:

	2017		2016	2015	2014
	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-weeks ended	35-weeks ended	52-weeks ended
			August 27, 2016	August 29, 2015	December 27, 2014
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Domestic	$78	$(690)	$17,674	$(9,171)	$23,752
Foreign	662	2,775	(133)	(477)	(173)
Total	$740	$2,085	$17,541	$(9,648)	$23,579

Income tax expense (benefit) was comprised of the following for the successor period from July 7, 2017 through August 26, 2017, the predecessor period from August 28, 2016 through July 6, 2017, the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014:

	2017		2016	2015	2014
	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-weeks ended	35-weeks ended	52-weeks ended
			August 27, 2016	August 29, 2015	December 27, 2014
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Current:
Federal	$414	$7,340	$1,413	$(926)	$51
State and local	11	415	135	101	49
Foreign	247	695	454	343	737
Total current	672	8,450	2,002	(482)	837

Deferred:
Federal	(379)	(4,172)	4,796	(3,443)	8,351
State and local	(3)	259	686	(470)	585
Foreign	—	33	23	61	(150)
Total deferred income tax expense (benefit)	(382)	(3,880)	5,505	(3,852)	8,786
Total tax expense (benefit)	$290	$4,570	$7,507	$(4,334)	$9,623

The period ending August 2015 presented represents 35 weeks of activity versus 52 weeks included for other periods disclosed. The book loss and ultimately the income tax benefit shown in the period ending August 2015 are not representative of comparative results. In addition to the shorter time frame shown, the period excluded typically results in strong sales for the Company, the exclusion of which is generating non-comparative results for the 35-week period.

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	2017		2016	2015	2014
	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-weeks ended	35-weeks ended	52-weeks ended
			August 27, 2016	August 29, 2015	December 27, 2014
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Statutory income tax expense:	34.0%	34.0%	34.0%	34.0%	35.0%
State income tax expense, net of federal	1.7	21.0	3.9	2.9	4.0
Valuation allowance	5.2	(0.9)	2.2	(4.3)	1.7
Taxes on foreign income above (below) the U.S. tax	(3.3)	(7.5)	0.5	(0.9)	0.5
Warrant liabilities	—	(11.8)	1.4	5.9	(0.2)
Change in tax rate	—	(4.2)	0.6	8.8	(0.5)
Non-Deductible Transaction Costs	—	182.7	—	—	—
Other permanent items	1.6	6.0	0.2	(1.6)	0.3
Income tax expense (benefit)	39.2%	219.3%	42.8%	44.8%	40.8%

For all periods reported, including the 52-week period ended August 2016, the effective rate is higher than the U.S. statutory rate primarily due to state income tax expense, tax losses recognized in jurisdictions for which a tax benefit is not realized, and tax expense associated with nondeductible permanent adjustments. Further, the Company’s tax provision has also been impacted by periodic statutory tax rate changes that cause deferred tax balances to be revalued. The increase in the effective tax rate recorded for the predecessor period ended July 6, 2017 was primarily driven by non-recurring non-deductible transaction costs related to the merger, as well as state alternative minimum tax paid on amended prior year returns filed. The decrease in the effective tax rates in the period ending August 26, 2017 relates to the impact of earnings taxed at lower foreign rates.
The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at August 26, 2017 and August 27, 2016 were as follows:

	August 26, 2017	August 27, 2016
Deferred Tax Assets	(Successor)	(Predecessor)
Accounts receivable allowances	$2,727	$2,823
Inventories reserves	322	372
Accrued expenses	2,042	1,951
Net operating loss carryforwards	22,122	12,264
Stock Compensation	154	2,107
Tax Credits	7,976	—
Other	882	1,414
Deferred Tax Assets	36,225	20,931
Valuation Allowance	(3,905)	(3,891)

Deferred tax asset, net of valuation allowance	32,320	17,040

Deferred tax liabilities:
Prepaid expense	(1,066)	(606)
Excess tax over book depreciation	38	(54)
Website development costs	(301)	(317)
Intangible assets	(106,263)	(44,862)
Other	(287)	(393)
Deferred tax liabilities	(107,879)	(46,232)
Net Deferred tax liabilities	$(75,559)	$(29,192)

As of August 26, 2017, the Company recorded U.S. federal net operating loss carryforwards of $48.7 million ($22.1 million at August 27, 2016), state net operating loss carryforwards of $52.1 million ($29.5 million at August 27, 2016) and foreign net operating loss carryforwards of $13.7 million ($13.7 million at August 27, 2016), as a component of purchase accounting, the Company recorded additional DTAs related to gross NOLs of $9.8 million related to federal and $8.4 million related to states. These NOLs are subject to varying expiry periods, beginning in 2018, though a significant portion can be carried forward indefinitely. The federal net operating loss carryforwards will begin to expire in 2034, while state net operating loss carryforwards will begin to expire in 2021.

As of the July 6, 2017 balance sheet date immediately prior to the Business Combination, the deferred tax inventory included additional net operating losses and alternative minimum tax credit carryforwards, which were included in the tax receivable agreement discussed herein.

The Company considers non-U.S. subsidiary earnings to be permanently invested outside the United States under the provisions of ASC Topic 740-30-25-17. As such, no income or withholding taxes have been provided for approximately $12.1 million of unremitted earnings. These earnings would become subject to U.S. income tax if remitted. The amount of unrecognized deferred U.S. federal income tax liability on the unremitted earnings has not been determined because the hypothetical calculation is not practicable.

During the successor period from July 7, 2017 through August 26, 2017 and the predecessor period from August 28, 2016 through July 6, 2017, there was no significant increase to the tax loss carryforwards in foreign jurisdictions. As the carryforwards were generated in jurisdictions where the Company has historically recognized book losses or does not have strong future earnings projections, the Company concluded it is more likely than not that the operating losses would not be realized, and thus maintained a full valuation allowance against the associated deferred tax assets. As of August 26, 2017, the Company has recorded total valuation allowances of $3.9 million. The recognition of the incremental full valuation allowances results in a net zero impact to the Consolidated Statement of Operations and Comprehensive Income (Loss).

As of August 27, 2016, the Company has recorded valuation allowances of $3.6 million on deferred tax assets related to foreign net operating loss carryforwards. This amount represents a full valuation allowance on the deferred tax assets of foreign entities within the United Kingdom, New Zealand, Netherlands, and Spain. $0.3 million valuation allowance on deferred tax assets relates to state net operating losses.

As of August 26, 2017 and August 27, 2016, the Company has no unrecognized tax benefits. Below is a reconciliation of the beginning and ending unrecognized tax benefits, gross, recorded in the Consolidated Balance Sheet:

	August 26, 2017	August 27, 2016
	(Successor)	(Predecessor)
Beginning of period	$—	$—
Increases for tax positions related to the current period	—	—
Increases for tax positions related to prior periods	—	—
Decreases for tax positions related to prior periods	—	—
Decreases related to settlements	—	—
Decreases due to lapsed statute of limitations	—	—
End of period	$—	$—

The Company records interest and penalties associated with unrecognized tax benefits as a component of tax expense. As of August 26, 2017 and August 27, 2016, the Company has not accrued interest or penalties on unrecognized tax benefits, as there is no position recorded as of the fiscal years. No changes to the uncertain tax position balance are anticipated within the next 12 months, and are not expected to materially impact the financial statements.

As of August 26, 2017, tax years 2012 to 2016 remain subject to examination in the United States and the tax years 2012 to 2016 remain subject to examination in other major foreign jurisdictions where Atkins conducts business. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return.

Tax Receivable Agreement

Concurrent with the Business Combination, the Company entered into a tax receivable agreement (TRA) with the historical shareholders of Atkins. The Tax Receivable Agreement entered into by the Company in consideration for the Business Combination is valued based on the future expected payments under the terms of the agreement (see Note 3. Business Combinations). The TRA generally provides for the payment by Simply Good Foods to the Atkins' selling equity holders for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Simply Good Foods, Conyers Park, Atkins and Atkins’ eligible subsidiaries from the use of up to $100 million of the following tax attributes: (i) net operating losses available to be carried forward as of the closing of the Business Combination; (ii) certain deductions generated by the consummation of the business transaction; and (iii) remaining depreciable tax basis from the 2003 acquisition of Atkins Nutritionals, Inc. In addition, Simply Good Foods will pay the Atkins selling equity holders for the use of 75% of up to $7.6 million of alternative minimum tax credit carryforwards. The TRA is contingent consideration and subsequent changes in fair value of the contingent liability will be recognized in earnings. As of August 26, 2017, the initial estimated fair value of these contingent payments is $25.7 million, which has been recorded as a liability and represents 100% of the value of the recorded tax attributes.

Estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis and deductions, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including:

•
The amount and timing of the Company’s income - The Company is required to pay 100% of the deemed benefits as and when deemed realized. As such, the Company is generally not required to make payments under the TRA until and unless a tax benefit is actually realized on a filed return.  Without income against which specified TRA attributes are deductible, the benefit of such deduction is not deemed to be realized, resulting in no payment under the TRA. The utilization of such tax attributes and recognition of benefit against Company income will result in payments under the TRA.

•
The amount and timing of deductions - Similar to the above, the timing of the recognition of deductions and attributes included in the TRA will impact the ultimate timing of payments under the TRA. In turn, the fair value of the TRA payments will fluctuate over time; and

•	Future tax rates of jurisdictions in which the Company has tax liability.

Significant inputs used to preliminarily estimate the future expected payments include a tax savings rate of approximately 37% and an imputed interest rate of approximately 10%. TRA fair value inputs related to Note 8 are discount rate, book income projections, timing of expected adjustments to calculate taxable income, and the projected rate of use for attributes defined in the TRA. The TRA fair value requires significant judgment and is considered a level 3 hierarchy assessment.

Payments made under the TRA are generally due within 90 days following the filing of The Simply Good Foods U.S. federal and state income tax returns, and may include the tax returns that reflect activity as early as the taxable year ended August 26, 2017. Payments under the TRA will be based on the tax reporting positions that Simply Good Foods will determine. The term of the TRA generally will continue until all applicable tax benefit payments have been made to the seller's representative under the agreement.

As of August 26, 2017, the undiscounted future expected payments under the TRA are as follows:

Successor (In thousands)	Estimated future payments
2018	$2,812
2019	9,195
2020	5,271
2021	4,075
2022	3,482
2023 and thereafter	15,001

10. Commitments and Contingencies
Leases
The Company has non-cancellable operating leases for nine buildings. The future commitments on the operating leases are as follows:

Successor (In thousands)	Future payments
2018	$2,294
2019	2,211
2020	2,161
2021	1,585
Thereafter	2,089
Total	$10,340

Rent expenses were $0.3 million for the successor period from July 7, 2017 through August 26, 2017 and $1.7 million for the predecessor period from August 28, 2016 through July 6, 2017, and $2.3 million, $1.5 million, and $2.1 million for the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014, respectively.

Litigation
The Company is a party to certain litigation and claims that are considered normal to the operations of the business. Management is of the opinion that the outcome of these actions will not have a material adverse effect on the Company’s consolidated financial statements.

Tax Receivable Agreement
Refer to Note 9. Income Taxes for detail on the Tax Receivable Agreement, which was contingent consideration at the time of the acquisition of Atkins.

11. Stockholders' Equity

Successor Common Stock

Simply Good Foods, the successor entity, is authorized to issue 600,000,000 shares of common stock, par value $0.01 per share, of which 70,562,477 shares of Simply Good Foods were issued at the time of the Business Combination transaction. The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.01 per share, of which no shares were issued and outstanding at the time of the Business Combination transaction. Simply Good Foods issued 65,845 shares of Restricted Stock Units of Common Stock during the successor period ending August 26, 2017.

Successor Equity Warrants
Prior to the Business Combination, Conyers Park issued 13,416,667 public warrants and 6,700,000 private placement warrants. Simply Good Foods assumed the Conyers Park equity warrants upon the change of control event. As a result of the Business Combination, the warrants issued by Conyers Park are no longer exercisable for shares of Conyers Park common stock, but instead will be exercisable for common stock of Simply Good Foods. All other features of the warrants remain unchanged.

Each whole warrant entitles the holder to purchase one whole share of Simply Good Food's Common Stock at a price of $11.50 per share, subject to adjustment as discussed below. The warrants became exercisable 30 days after the completion of the Business Combination and expire five years after that date, or earlier upon redemption or liquidation.

Simply Good Foods may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant upon not less than 30 days’ prior written notice of redemption to each warrant holder if the reported last sale price of the Company's common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If the number of outstanding shares of the Company's common stock is increased by a stock dividend payable in shares of common stock, or by a split-up of shares of common stock or other similar event, then, on the effective date of such stock dividend, split-up or similar event, the number of shares of common stock issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding shares of common stock.

If the number of outstanding shares of the Company's common stock is decreased by a consolidation, combination, reverse stock split or reclassification of shares of common stock or other similar event, then, on the effective date of such consolidation, combination, reverse stock split, reclassification or similar event, the number of shares of common stock issuable on exercise of each warrant will be decreased in proportion to such decrease in outstanding shares of common stock.

Predecessor Common Stock
The predecessor Company was authorized to issue 600,000 shares of common stock at $0.01 par value per share. The holders of the Company’s common stock were entitled to one vote per share.

Predecessor Warrant Liabilities of Atkins
Atkins, the predecessor company, had outstanding warrants prior to the transaction forming Simply Good Foods. These Warrants were settled as a part of the Business Combination. Refer to Note 3. Business Combinations of the consolidated financial statements for additional details on the acquisition of the Company.
Historically, the value of the predecessor warrants were reflected as a liability in the accompanying consolidated financial statements and adjusted to fair value each reporting period through change in warrant liabilities in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). For the predecessor entity, other income (expenses) of $0.7 million, $(0.7) million, $1.7 million, and $0.1 million were included in the changes in warrant liabilities in the accompanying Consolidated Statement of Operations and Comprehensive Income were charged for the period ending July 6, 2017, the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014, respectively.

At August 26, 2017, there were no warrant liabilities on the balance sheet as these were settled in conjunction with the July 7, 2017 change of control. At August 27, 2016, $15.7 million was recorded in warrant liabilities on the accompanying Consolidated Balance Sheets.
12. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares issued and outstanding for the Successor period. Diluted earnings per share is based on the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

Successor
(In thousands, except share data)	From July 7, 2017 through August 26, 2017
Basic earnings per share computation:
Numerator:
Net income available to common stock shareholders	$450
Denominator:
Weighted average common shares - basic	70,562,477
Basic earnings per share from net income	$0.01
Diluted earnings per share computation:
Numerator:
Net income available to common stock shareholders	$450
Denominator:
Weighted average common shares outstanding - basic	70,562,477
Warrant conversion	690,248
Restricted stock units	2,045
Weighted average common shares - diluted (1)	71,254,770
Diluted earnings per share from net income	$0.01
(1) Excludes the effect of non-qualified stock options as the strike price exceeds the average market price for the period

13. Stock Option Plan
Successor

In July 2017, the Company's shareholders' approved and adopted the Company's 2017 Omnibus Incentive Plan (the "Incentive Plan") which provides for the issuance of a maximum of 9,067,917 shares of Common Stock for the grant of options, and/or other stock-based or stock-denominated awards to employees, officers, directors, and agents of the Company and its subsidiaries.

Stock Options

The Incentive Plan includes provisions for granting incentive stock options for shares of Common Stock at a price not less than the fair value at the date of grant. Non-qualified stock options may be granted at a price equal to or more than the fair value of Common Stock on the date the option is granted. Stock options under the Incentive Plan generally become exercisable ratably over three years from the date of grant and must be exercised within 10 years from the date of grant. The Company's policy is to recognize compensation expense on a straight-line basis over the requisite service period for the entire award. Forfeitures are recognized as incurred.

(In thousands, except share data and years)	Awards	Fair value per share	Weighted average exercise price	Weighted average contractual life (in years)	Aggregate intrinsic value
Outstanding at July 7, 2017	—		$—
Granted	2,577,692	$3.71	12.00
Exercised	—		—
Forfeited, canceled and expired	—		—
Outstanding at August 26, 2017	2,577,692	$3.71	$12.00	2.9	$—
Expected stock price volatility is based on a sampling of comparable publicly traded companies. The Company believes this sector to most closely model the nature of its own business. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Assumptions as of the grant date used in the fair value calculation of each year’s grants are outlined in the following table.

From July 7, 2017 through August 26, 2017
Expected volatility	27.5%
Expected dividend yield	—%
Expected option term	6.0 years
Risk-free rate of return	1.975%
We recognized stock-based compensation expense related to stock options of $0.4 million for the successor period ended August 26, 2017. No stock options vested in the successor period ended August 26, 2017.
As of August 26, 2017, $9.2 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 2.9 years.
Restricted Stock Units
Restricted stock units vest over a period of three years. During the successor period ended August 26, 2017, the Company granted 65,845 units with a weighted-average market value of $12.00 each. Prior to vesting, restricted stock units have no voting rights.

	Units	Weighted average grant-date fair value
Non-vested at July 7, 2017	—	$—
Granted	65,845	$12.00
Vested	—	$—
Forfeited, canceled and expired	—	$—
Non-vested at August 26, 2017	65,845	$12.00
As of August 26, 2017, the Company had $0.8 million of total unrecognized compensation cost related to restricted stock awards that will be recognized over a weighted average period of 2.9 years.
Stock-based compensation expense related to restricted stock units recognized by the Company was nil in the successor period ended August 26, 2017. No restricted stock units vested in the successor period ended August 26, 2017.

Predecessor

In January 2011, the Board of Directors adopted the NCP-ATK Holdings, Inc. 2010 Stock Option Plan (the “Option Plan”). Under the terms of the Option Plan, nonqualified stock options may be granted to employees, directors, and consultants of the Company. An option certificate for each grant sets forth the exercise price, vesting period, performance thresholds if applicable, and other terms. Options with service conditions generally vest over a period of five years, and the Company recognizes share-based compensation expense ratably over the vesting period. Options with performance conditions generally vest over five successive years, based on the achievement of certain annual financial targets. Typically, each performance option contains five separate tranches, with each tranche vesting based on a specific year’s target. Compensation cost for each tranche is recognized over the period from grant date to vesting date. Options typically expire after ten years.

During the 52-week period ended August 27, 2016, the Company made a significant modification of the existing Option Plan by removing the performance condition requirement for five employees. This modification resulted in an incremental compensation cost of approximately $0.7 million. The unvested portion of the stock option will forfeit as of the change of control effective date and the vested portion of the stock option must be exercised within five calendar days following receipt by the option holder of written notice of the change in control. If not exercised, these vested stock options will cancel.

As of August 27, 2016, August 29, 2015 and December 27, 2014, the Company’s authorized common stock included 75,872 shares, 60,872 shares, and 60,872 shares, respectively, reserved for issuance under the Option Plan. As of August 27, 2016, the Company had granted 75,872 options, and 3,213 options are available for future grant.

The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following assumptions were used for grants occurring in the predecessor period from August 28, 2016 through July 6, 2017 and the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014:

	From August 28, 2016 through July 6, 2017	52-weeks ended August 27, 2016	35-weeks ended August 29, 2015	52-weeks ended December 27, 2014
Expected volatility	55%	55%	55%	40% to 45%
Expected dividend yield	—%	—%	—%	—%
Expected option term	5.1 – 6.5 years	5.1 – 6.5 years	5.1 – 6.5 years	6.25 years
Risk-free rate of return	1.62% to 1.74%	1.62% to 1.74%	1.62% to 1.74%	1.08% to 1.16%

The expected term of the options represents the estimated period of time until exercise and considers vesting schedules and expectations of future employee and director behavior. Expected stock price volatility is based on a sampling of comparable publicly traded companies. The Company believes this sector to most closely model the nature of its own business. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

A summary of the option activity under the plans for the predecessor period ending July 6, 2017 is presented below.

	Shares	Weighted average exercise price	Weighted average contractual life in years	Aggregate intrinsic value
Outstanding at August 27, 2016	52,473	$534.78
Granted	314	$960.27
Exercised	(31,500)	$352.79
Forfeited, canceled and expired	(21,287)	$810.36
Outstanding at July 6, 2017	—	$—	—	$—
Options vested or expected to vest	—	$—	—	$—
Exercisable at July 6, 2017	—	$—	—	$—

	From August 28, 2016 through July 6, 2017	52-weeks ended August 27, 2016	35-weeks ended August 29, 2015	52-weeks ended December 27, 2014
Weighted average grant date fair value per share of options granted	$261.80	$261.80	$142.28	$142.28
Intrinsic value of options exercised	$11,106	$326	$11	$1,023
Fair value of shares vested	$—	$2,145	$757	$1,485
Tax benefit related to stock option expense	$910	$595	$20	$395

During the predecessor period ending July 6, 2017, the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014, the Company received $0.1 million, $0.3 million, $0.0 million, and $1.9 million of cash from stock option exercises, respectively.

14. Related Party Transactions
Successor
Tax Receivable Agreement

The tax receivable agreement provides for the effective payment by us to the former equity holders of Atkins for cash savings, if any, in U.S. federal, state and local income tax or franchise tax that is actually realized as a result of the change in control discussed in Note 9. Income Taxes.

Predecessor
Pursuant to an arrangement with the former majority stockholder of Atkins, the Predecessor Company was obligated to pay a management fee of the greater of $0.9 million or an amount equal to 2% of consolidated adjusted earnings before interest, tax, depreciation and amortization (EBITDA), as defined by the First Lien and Second Lien, which can be prorated upon a fiscal year-end change. Annual reimbursements for out-of-pocket expenses were limited to $0.2 million.

For the predecessor period ending July 6, 2017, the management fee expense was $1.2 million. During the 52-week period ended August 27, 2016, the 35-week period ended August 29, 2015, and the 52-week period ended December 27, 2014, the management fee expense was $1.7 million, $0.9 million, and $1.6 million, respectively.

15. Accumulated Other Comprehensive Loss

Foreign Currency Translation
Balance, December 28, 2013 (Predecessor)	$(1,329)
Foreign currency translation adjustment	292
December 27, 2014 (Predecessor)	(1,037)
Foreign currency translation adjustment	(27)
August 29, 2015 (Predecessor)	(1,064)
Foreign currency translation adjustment	621
August 27, 2016 (Predecessor)	(443)
Foreign currency translation adjustments (Predecessor)	(199)
Elimination of accumulated other comprehensive loss (Predecessor)	642
Foreign currency translation adjustments (Successor)	19
Balance, August 26, 2017 (Successor)	$19

16. Segment and Customer Information
The Company has organized its operations into one operating segment that sells its branded nutritional foods and snacking products designed around the nutrition principles of the Atkins eating approach. The results of the operating segment are reviewed by the Company’s chief operating decision maker to make decisions about resource expenditures and assessing financial performance. This operating segment is therefore the Company’s only reportable segment.
Reconciliations of the totals of reported segment revenues, profit, or loss measurement, assets, and other significant items reported by segment to the corresponding GAAP totals is not applicable to Atkins as it only has one reportable segment.    The following is a summary of geographical information:

	2017		2016	2015	2014
	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-weeks ended	35-weeks ended	52-weeks ended
			August 27, 2016	August 29, 2015	December 27, 2014
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Revenues from external customers
North America	$52,373	$316,776	$399,922	$234,564	$398,321
International	3,961	23,061	27,936	18,334	31,537
Total	$56,334	$339,837	$427,858	$252,898	$429,858

Long lived assets
North America	$2,073	$1,759	$2,226	$2,481	$2,172
International	32	34	47	69	50
Total	$2,105	$1,793	$2,273	$2,550	$2,222

Revenues from transactions with external customers for each of Atkins’ products would be impracticable to disclose. Management does not view its business by product line.

Significant Customers
Credit risk for the Company was concentrated in the following customer who comprised more than 10% of the Company’s total sales for the successor period from July 7, 2017 through August 26, 2017, the predecessor period from August 28, 2016 through July 6, 2017, the 52-week period ending August 27, 2016, the 35-week period ending August 29, 2015, and 52-week period ending December 27, 2014:

	2017		2016	2015	2014
	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-weeks ended	35-weeks ended	52-weeks ended
			August 27, 2016	August 29, 2015	December 27, 2014
	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Customer 1	42%	46%	41%	38%	40%

At August 26, 2017 and August 27, 2016, the Company had a single significant customer that accounted for the following amounts of the Company’s accounts receivable:

	August 26, 2017		August 27, 2016
	(Successor)		(Predecessor)
Customer 1	$14,886	34%	$14,884	34%

No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

17. Significant Agreement

In July 2016, the Company entered into an Exclusive License Agreement (the “License Agreement”) with a co-manufacturer to use the Atkins name and licensed marks to develop, market, distribute and sell frozen food products. In accordance with and subject to terms and conditions of the License Agreement, Atkins will receive a minimum annual royalty payment of $4.0 million in the first year of the License Agreement and increasing annually 3% through the seventh year. Immediately following the initial seven year term, and only upon prior mutual written agreement of the parties, the License Agreement may renew for an additional consecutive seven year period. The License Agreement became effective on September 1, 2016 and all related royalty revenue is recorded in net sales in the accompanying Consolidated Statement of Operations and Comprehensive Income.

As discussed in Note 5. Goodwill and Intangibles, the Company recorded a $22.0 million intangible asset for the License Agreement with a depreciable life of 14 years as a result of the Business Combination of Atkins discussed in Note 3. Business Combinations.

18. Unaudited Quarterly Financial Data
Summarized quarterly financial data:

	(Successor)	(Predecessor)
	From July 7, 2017 through August 26, 2017	From May 28, 2017 through July 6, 2017	13-weeks ended	13-weeks ended	13-weeks ended
			May 27, 2017	February 25, 2017	November 26, 2016
Net sales	$56,334	$41,223	$96,503	$102,308	$99,803
Income from operations	1,859	(18,660)	10,628	13,305	18,460
Net income	$450	$(17,082)	$4,347	3,463	6,787
Earnings per share from net income:
Basic	$0.01
Diluted	$0.01

	52-weeks ended	13-weeks ended	13-weeks ended	13-weeks ended	13-weeks ended
	August 27, 2016	August 27, 2016	May 28, 2016	February 27, 2016	November 28, 2015
Net sales	$427,858	$103,491	$104,590	$120,095	$99,682
Income from operations	45,959	10,124	7,992	11,424	16,419
Net income	$10,034	$1,159	$776	$2,390	$5,709

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, our disclosure controls and procedures were effective as of August 26, 2017. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

As discussed elsewhere in this Report, we completed the Business Combination on July 7, 2017. Prior to the Business Combination, Simply Good Foods was a private company and therefore its controls were not required to be designed or maintained in accordance with Rules 13a-15 and 15d-15 under the Exchange Act. The design and implementation of internal control over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense to conduct an assessment of our internal control over financial reporting as of August 26, 2017. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Pursuant to Regulation S-K 308(b), this Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the fourth quarter ended August 26, 2017, we completed the Business Combination and were engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combination. Except for the activities described above, during the fourth quarter ended August 26, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our proxy statement for our 2018 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 26, 2017 covered by this report.

Item 11. Executive Compensation

Incorporated herein by reference to our proxy statement for our 2018 Annual Meeting of Stockholders to be filed no later than 120 days after the end of fiscal year ended August 26, 2017 covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our proxy statement for our 2018 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 26, 2017 covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our proxy statement for our 2018 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 26, 2017 covered by this report.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference to our proxy statement for our 2018 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 26, 2017 covered by this report.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Document
2.1(a)
Agreement and Plan of Merger, dated April 10, 2017, by and among Conyers Park Acquisition Corp., The Simply Good Foods Company, Conyers Park Parent Merger Sub, Inc., Conyers Park Merger Sub 1, Inc., Conyers Park Merger Sub 2, Inc., Conyers Park Merger Sub 3, Inc., Conyers Park Merger Sub 4, Inc., NCP-ATK HOLDINGS, INC., Atkins Holdings LLC, solely in its capacity as the Majority Stockholder and, solely in its capacity as the Stockholders’ Representative, Roark Capital Acquisition LLC (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4, filed on April 11, 2017).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 13, 2017).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on July 13, 2017).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-4 filed on June 12, 2017).
4.2
Warrant Agreement, dated July 14, 2016, between Conyers Park Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Form 8-K filed by Conyers Park Acquisition Corp. on July 20, 2016).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 13, 2017).
10.1	Investor Rights Agreement, dated July 7, 2017, between The Simply Good Foods Company and Conyers Park Sponsor LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed on July 13, 2017).
10.2
Investor Rights Agreement, dated July 7, 2017, between The Simply Good Foods Company, Conyers Park Sponsor LLC and Atkins Holdings LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 13, 2017).

10.3†	2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Registration Statement on Form S-4 filed on June 12, 2017).
10.4†
Employment Agreement, dated February 11, 2013, between Joseph Scalzo and Atkins Nutritionals, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to Registration Statement on Form S-4 filed on May 15, 2017).

10.5†
First Amendment to Employment Agreement, dated August 12, 2013, between Joseph Scalzo and Atkins Nutritionals, Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form S-4 filed on May 15, 2017).

10.6†
Severance Agreement, dated August 4, 2014, between Shaun Mara and Atkins Nutritionals, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form S-4 filed on May 15, 2017).

10.7†
Offer Letter, dated December 23, 2010, between Scott Parker and Atkins Nutritionals, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-4 filed on May 15, 2017).

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to Registration Statement on Form S-4 filed on June 12, 2017).
10.9
Credit Agreement, by and among among Atkins Intermediate Holdings, LLC, Conyers Park Parent Merger Sub, Inc., Conyers Park Acquisition Corp., Conyers Park Merger Sub 1, Inc., Conyers Park Merger Sub 2, Inc., Conyers Park Merger Sub 3, Inc., Conyers Park Merger Sub 4, Inc., NCP-ATK Holdings, Inc., Atkins Nutritionals Holdings, Inc., Atkins Nutritionals Holdings II, Inc., Atkins Nutritionals, Inc., the lenders partythereto and Barclays Bank PLC, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 13, 2017).

10.11
Assignment, Assumption and Amendment Agreement, dated July 7, 2017, by and among The Simply Good Foods Company, Conyers Park Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.7 to Form 8-K filed on July 13, 2017).

10.12†
Amended and Restated Employment Agreement, dated July 7, 2017, between the Simply Good Foods Company and Joseph E. Scalzo (incorporated by reference to Exhibit 10.8 to Form 8-K filed on July 13, 2017).

10.13
Income Tax Receivable Agreement, dated July 7, 2017, by and among The Simply Good Foods Company, Atkins Holdings, LLC and Roark Capital Acquisition, LLC (solely in its capacity as the Stockholders’ Representative) (incorporated by reference to Exhibit 10.6 to Form 8-K filed on July 13, 2017).

Exhibit No.	Document
10.14†	Offer Letter, dated June 19, 2017, between Atkins Nutritionals, Inc. and Todd Cunfer (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 11, 2017).
10.15†	Letter Agreement, dated August 21, 2017, between The Simply Good Foods Company and Todd Cunfer (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form 8-K filed on August 25, 2017).
21.1	Subsidiaries of The Simply Good Foods Company (incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No.1 to Registration Statement on Form S-1 filed on July 28, 2017);
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm of The Simply Good Foods Company and subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

______________________

†	Indicates a management contract or compensatory plan.
(a)
The annexes, schedules, and certain exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Simply Good Foods Company hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Joseph E. Scalzo
Date:	November 9, 2017		Joseph E. Scalzo President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph E. Scalzo	President, Chief Executive Officer and Director (Principal Executive Officer)	November 9, 2017
Joseph E. Scalzo

/s/ Todd E. Cunfer	Chief Financial Officer (Principal Financial Officer)	November 9, 2017
Todd E. Cunfer

/s/ Timothy A. Matthews	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	November 9, 2017
Timothy A. Matthews

/s/ James M. Kilts	Chairman of the Board of Directors	November 9, 2017
James M. Kilts

/s/ David J. West	Director	November 9, 2017
David J. West

/s/ Clayton C. Daley, Jr.	Director	November 9, 2017
Clayton C. Daley, Jr.

/s/ Brian K. Ratzan	Director	November 9, 2017
Brian K. Ratzan

/s/ Nomi P. Ghez	Director	November 9, 2017
Nomi P. Ghez

/s/ James E. Healey	Director	November 9, 2017
James E. Healey

/s/ Robert G. Montgomery	Director	November 9, 2017
Robert G. Montgomery

/s/ Richard T. Laube	Director	November 9, 2017
Richard T. Laube

/s/ Arvin Kash	Director	November 9, 2017
Arvin Kash