Form 10-Q
period 2017-11-25
Simply Good Foods Co
filed 2018-01-09
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 2017
OR
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
(303) 633-2840
(Registrant’s telephone number, including area code)
___________________________________________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 8, 2018, there were 70,582,573 shares of common stock, par value $0.01 per share, issued and outstanding.

The Simply Good Foods Company and Subsidiaries

FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 25, 2017

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share data)

	November 25, 2017	August 26, 2017
Assets	(Successor)	(Successor)
Current assets:
Cash and cash equivalents	$62,875	$56,501
Accounts receivable, net	43,583	37,181
Inventories	31,665	29,062
Prepaid expenses	3,338	2,904
Other current assets	8,918	8,263
Total current assets	150,379	133,911

Long-term assets:
Property and equipment, net	2,457	2,105
Intangible assets, net	317,522	319,148
Goodwill	466,787	465,030
Other long-term assets	2,294	2,294
Total assets	$939,439	$922,488

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,455	$14,859
Accrued interest	531	561
Accrued expenses and other current liabilities	14,524	15,042
Current portion of TRA liability	2,611	2,548
Current maturities of long-term debt	711	234
Total current liabilities	35,832	33,244

Long-term liabilities:
Long-term debt, less current maturities	191,701	191,856
Long-term portion of TRA liability	23,706	23,127
Deferred income taxes	78,680	75,559
Total liabilities	329,919	323,786
See commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 70,582,573 and 70,562,477 issued and outstanding, respectively	706	706
Additional paid-in-capital	611,437	610,138
Accumulated deficit	(1,943)	(12,161)
Accumulated other comprehensive (loss) income	(680)	19
Total stockholders' equity	609,520	598,702
Total liabilities and stockholders' equity	$939,439	$922,488
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share data)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	November 25, 2017	November 26, 2016
	(Successor)	(Predecessor)
Net sales	$106,587	$99,803
Cost of goods sold	53,830	51,091
Gross profit	52,757	48,712

Operating Expenses:
Distribution	4,817	4,369
Selling	3,903	4,293
Marketing	9,850	9,206
General and administrative	12,079	9,931
Depreciation and amortization	1,934	2,453
Change in fair value of contingent consideration - TRA liability	642	—
Other expense	246	—
Total operating expenses	33,471	30,252

Income from operations	19,286	18,460

Other income (expense):
Change in warrant liabilities	—	722
Interest expense	(3,019)	(7,063)
Gain (loss) on foreign currency transactions	355	(610)
Other income	86	177
Total other expense	(2,578)	(6,774)

Income before income taxes	16,708	11,686
Income tax expense	6,490	4,899
Net income	$10,218	$6,787

Other comprehensive income:
Foreign currency translation adjustments	(699)	303
Comprehensive income	$9,519	$7,090

Earnings per share from net income:
Basic	$0.14
Diluted	$0.14
Weighted average shares outstanding:
Basic	70,571,008
Diluted	71,240,590
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	November 25, 2017	November 26, 2016
	(Successor)	(Predecessor)
Operating activities
Net income	$10,218	$6,787
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,934	2,453
Amortization of deferred financing costs and debt discount	322	491
Stock compensation expense	1,068	526
Change in warrant liabilities	—	(722)
Change in fair value of contingent consideration - TRA liability	642	—
Unrealized (gain) loss on foreign currency transactions	(355)	610
Deferred income taxes	3,125	4,712
Changes in operating assets and liabilities:
Accounts receivable, net	(6,985)	6,910
Inventories	(2,688)	3,908
Prepaid expenses	(375)	(815)
Other current assets	53	(3,692)
Accounts payable	2,627	(7,143)
Accrued interest	(30)	205
Accrued expenses and other current liabilities	(767)	(5,628)
Other	44	33
Net cash provided by operating activities	8,833	8,635

Investing activities
Purchases of property and equipment	(661)	(41)
Acquisition of business, net of cash acquired	(1,757)	—
Cash withdrawn from trust account	—	—
Net cash used in investing activities	(2,418)	(41)

Financing activities
Proceeds from option exercises	—	109
Net cash provided by financing activities	—	109
Cash and cash equivalents
Net increase in cash	6,415	8,703
Effect of exchange rate on cash	(41)	(205)

Cash at beginning of period	56,501	78,492
Cash and cash equivalents at end of period	$62,875	$86,990

Supplemental disclosures of cash flow information
Cash paid for interest	$2,727	$6,282
Cash paid for taxes	$341	$5
See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Interim Financial Statements
(Unaudited, dollars in thousands, except for shares data)
1. Nature of Operations and Principles of Consolidation

Conyers Park Acquisition Corp (“Conyers Park”) was formed on April 20, 2016, as a special purpose acquisition company (“SPAC”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The Simply Good Foods Company (“Simply Good Foods”), was formed by Conyers Park on March 30, 2017. On April 10, 2017, Conyers Park and NCP-ATK Holdings, Inc. (“Atkins”) announced that they entered into a definitive agreement (the “Merger Agreement”). On July 7, 2017, (the “Closing Date”), pursuant to the Merger Agreement, Conyers Park merged into Simply Good Foods which acquired Atkins. As a result, both entities became wholly-owned subsidiaries of Simply Good Foods. Simply Good Foods was listed on the NASDAQ stock exchange under the symbol “SMPL” upon the consummation of the transaction (the “Business Combination”). Atkins was formerly owned by Roark Capital Management, LLC (“Roark”).

The Business Combination resulted in Conyers Park controlling the board of directors of the combined entity. As a result, for accounting purposes, Simply Good Foods is the Business Combination acquirer and the accounting “successor” while Atkins is the acquiree and accounting “predecessor”. Our financial statement presentation includes the financial statements of Atkins as “predecessor” for all periods prior to the Closing Date and of Simply Good Foods, including the consolidation of Atkins, for periods after the Closing Date, see Note 3 for a detailed discussion of the Business Combination.

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer, for periods prior to the completion of the Business Combination, to Atkins and its subsidiaries, and, for periods upon or after the completion of the Business Combination, to Simply Good Foods and its subsidiaries.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in the consolidated financial statements. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company maintains its accounting records on a 52/53-week fiscal year.

As a result of the Business Combination, the financial information presented within the financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial statements include condensed consolidated balance sheet information for the successor entity ended November 25, 2017 and August 26, 2017. The remaining financial statements include the successor thirteen week period ended November 25, 2017 and the predecessor thirteen week period ended November 26, 2016.

Description of Business

Simply Good Foods operates in the healthy snacking category. The Atkins brand focuses on an approach to eating that advocates reduced levels of refined carbohydrates and refined sugars, and encourages the consumption of lean protein, fiber, fruits, vegetables, and good fats. The Company sells a variety of nutrition bars, RTD shakes, snacks and confectionery products designed around the nutrition principles of the Atkins eating approach. In addition to snacking products we have a license arrangement for frozen meals sold in the United States.

Seasonality

The Company has experienced in the past, and expects to continue to experience, seasonal fluctuations in sales as a result of consumer spending patterns. Historically, sales have been greatest in the first calendar quarter as the Company sells product to retail locations, which sell to consumers in the second fiscal quarter, primarily driven by the post-holiday resolution season. The Company has also seen minimal seasonality in the summer and back-to-school shopping seasons in the third and fourth fiscal quarters, respectively. The period of the lowest sales has historically been the fourth fiscal quarter. The Company believes these consumer spending patterns are driven primarily by the predisposition of consumers to adjust their approach to nutrition at certain times of the year as well as the timing of the Company’s advertising linked with key customer promotion windows.

Unaudited Interim Condensed Consolidated Financial Statements

The interim Condensed Consolidated Financial Statements and related notes (“interim statements”) of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these interim statements are not necessarily indicative of the results that may be reported for the entire year. These interim statements should be read in conjunction with the Company's Consolidated Financial Statements for the fiscal year ended August 26, 2017, included in our Annual Report on Form 10-K (“Annual Report”), filed on November 9, 2017. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by United States (“U.S.”) generally accepted accounting principles (“GAAP”) have been condensed or omitted.

2. Summary of Significant Accounting Policies
Refer to Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for the fiscal year ended August 26, 2017, included in our Annual Report, for a description of critical accounting policies. There have been no significant changes to our critical accounting policies since August 26, 2017.

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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10). This new standard enhances the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. This ASU is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This ASU is effective for the Company’s August 2018 fiscal year end. The Company does not anticipate adoption of this ASU will have a material impact to its consolidated financial statements.

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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for all entities, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. This ASU is effective for the Company’s August 2019 fiscal year end. The Company does not anticipate adoption of this ASU will have a material impact on its consolidated statements of cash flows.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies how an entity tests goodwill by eliminating Step 2 of the goodwill impairment test. The amended standard also modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The new guidance is effective for the Company beginning in fiscal 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the new guidance on its goodwill impairment testing.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The provisions of this ASU provide a more robust framework to use in determining when a set of assets and activities is a business by clarifying the requirements related to inputs, processes, and outputs. These provisions are to be applied prospectively and are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. This ASU is effective for the Company’s 2019 fiscal year end. The Company does not anticipate adoption of this ASU to be material to its consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amended standard specifies the modification accounting applicable to any entity which changes the terms or conditions of a share-based payment award. The new guidance is effective for all entities after December 2017. Early adoption is permitted. The Company does not anticipate adoption of this ASU to be material to its consolidated financial statements.

3. Business Combinations
Acquisition of Atkins
Upon the consummation of the Business Combination, and through a number of sub-mergers discussed in Note 1 above, Conyers Park merged into Simply Good Foods which subsequently acquired, and obtained control over Atkins. As a result of the Business Combination, Simply Good Foods is the acquirer for accounting purposes, and Atkins is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes a “Predecessor” for Atkins for periods prior to the Closing Date. The Company is the “Successor” for periods after the Closing Date, which includes consolidation of Atkins subsequent to the Business Combination. The Merger was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. The historical financial information of Conyers Park, prior to the Business Combination, are not reflected in the Predecessor financial statements as those amounts are considered de-minimus. The financial statements of Conyers Park are included in the post-merger Successor entity, which includes balance sheet and equity items of Conyers Park assumed by Simply Good Foods through the transaction. As a result of the application of the acquisition method of accounting as of the Closing Date, the financial statements for the Predecessor period and for the Successor period are presented on a different basis of accounting and are therefore not comparable.

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
The Business Combination was funded by Conyers Park through a combination of cash, stock, and debt financing. Cash sources of funding included $404.0 million of cash held in Conyers Park’s trust account, $100.0 million from private placement equity issuance, $200.0 million in new term loan debt, and $0.2 million of cash on hand at Conyers Park. Upon the close of the transaction, a total of $8.1 million was paid in debt issuance costs related to the new term loan, $8.1 million was paid in deferred equity issuance costs related to the original IPO of Conyers Park, $3.0 million was paid related to the private placement equity issuance costs, and $12.4 million of cash was paid in acquisition-related transaction costs incurred by Conyers Park. As an integrated part of the closing of the Business Combination, $284.0 million of cash was paid to retire the predecessor long-term debt of Atkins. The acquisition-related transaction costs incurred by Conyers Park are reflected within the opening accumulated deficit within the Simply Good Foods consolidated statement of stockholder’s equity. In the first quarter of fiscal 2018, per the terms of the Merger Agreement, Simply Good Foods paid a working capital adjustment of $1.8 million to the former owners of Atkins which resulted in an increase to the previously recognized Goodwill.

In connection with this change in control, the assets and liabilities of Atkins were recorded at their respective fair value on the closing date by application of the acquisition method of accounting as prescribed by ASC 805 and ASC 820. The selling equity holders of Atkins, primarily Roark, received approximately $817.0 million in total consideration, inclusive of 10.2 million shares of common stock of Simply Good Foods valued at $11.47 per share or $117.6 million in equity consideration at fair value. The selling equity owners are also entitled to future cash payments pursuant to the Tax Receivable Agreement (the “TRA”) which had an estimated fair value of $25.7 million as of the close of the Business Combination. The TRA obligation was recorded at its acquisition-date fair value and classified as a liability. The TRA generally provides for the payment by Simply Good Foods to the Atkins’ selling equity holders for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Simply Good Foods, Conyers Park, Atkins and Atkins’ eligible subsidiaries from the use of up to $100 million of the following tax attributes: (i) net operating losses available to be carried forward as of the closing of the Business Combination; (ii) certain deductions generated by the consummation of the business transaction; and (iii) remaining depreciable tax basis from the 2003 acquisition of Atkins Nutritionals, Inc. The TRA is contingent consideration and subsequent changes in fair value of the contingent liability will be recognized in earnings. As of November 25, 2017, the estimated fair value of these contingent payments is $25.7 million which has been recorded as a liability and represents 100% of the value of the recorded tax attributes (refer to Note 7, Income Taxes, for additional discussion on the TRA).

As disclosed in the Annual Report, the predecessor financial statements of historical Atkins’ included business combination related seller costs of $2.0 million related to legal costs, $8.6 million of contingent success fees to an investment banker providing advisory services triggered by the transaction, and $13.8 million of contingent change-in-control bonuses. These seller costs were incurred during the fourth quarter of fiscal 2017 and were recorded within business combination transaction costs within the Statements of Operations and Comprehensive Income as disclosed in the Annual Report.

The following summarizes the preliminary estimated fair value of the Business Combination, pending finalization per the terms of the Merger Agreement.

(In thousands)
Cash paid	$673,763
Equity consideration paid to selling equity holders (1)	117,567
Total cash and equity consideration	791,330
TRA payable to selling equity holders	25,675
Total consideration	$817,005

(1) Equity consideration paid is summarized below:

(In thousands, except equity per share data)
Shares of Simply Good Foods paid to former equity holders of Atkins	10,250
Fair Value of SMPL equity per share	$11.47
Equity consideration paid	$117,567

The fair value of these units was determined as follows:

Per share price based on the market price on the day of the close	$11.47

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

Assets acquired:
Cash and cash equivalents	$71,181
Accounts receivable, net	31,507
Inventories	33,023
Prepaid assets	1,781
Other current assets	13,466
Property and equipment, net	1,793
Intangible assets, net (1)	320,000
Other long-term assets	2,224
Liabilities assumed:
Accounts payable	(12,187)
Other current liabilities	(36,498)
Deferred income taxes(2)	(76,072)
Total identifiable net assets	350,218
Goodwill(1)(3)	466,787
Total assets acquired and liabilities assumed	$817,005

(1) Goodwill and intangible assets were recorded at fair value consistent with ASC 820 as a result of the Business Combination. Intangible assets consist of brands and trademarks, customer relationships, proprietary recipes and formulas and licensing agreements. The useful lives of the intangible assets are disclosed in Note 4. The fair value measurement of the assets and liabilities was based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, and market comparable data and companies.

(2) As a result of the increase in the fair value of the intangible asset the deferred income taxes were stepped-up by $50.7 million.

(3)Amounts recorded for goodwill are generally not expected to be deductible for tax purposes.

The purchase price is pending finalization for the completion of the assessment of the accounting and valuation of the TRA. The final determination of the fair value of the assets acquired and liabilities assumed is expected to be completed as soon as practicable after completion of the Business Combination, including a period of time to finalize working capital adjustments. The final determinations will not be in excess of one year of the time of the transaction, consistent with ASC 805.

Unaudited Pro Forma Financial Information

The following unaudited pro forma combined financial information presents combined results of Conyers Park and Atkins as if the Business Combination had occurred at the beginning of fiscal year 2017:

13-weeks ended
November 26, 2016
Revenue	$99,803
Gross profit	$48,712
Net income	$9,019

These pro forma combined results include certain adjustments, primarily due to decreases in amortization expense due to the changes in useful lives of intangible assets and decreases in interest expense due to the refinancing of Atkins debt. The pro forma financial information is not intended to represent or be indicative of the actual results of operations of the combined entity that would have been reported had the Business Combination been completed at the beginning of fiscal year 2017, nor is it representative of future operating results of the Company.

4. Goodwill and Intangibles
The following table presents the changes in goodwill:

Total
Balance, August 26, 2017 (Successor)	465,030
Goodwill working capital adjustment	1,757
Balance, November 25, 2017 (Successor)	$466,787

Changes in fair value of the Company’s Goodwill from August 26, 2017 to November 25, 2017 resulted from the acquisitions and application of the acquisition method of accounting as described in Note 3 above. There were no impairment charges related to goodwill during these periods or since the inception of the Company.

Intangible assets, net in our Condensed Consolidated Balance Sheets consist of the following:

Successor		November 25, 2017
	Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	1,498	57,502
Proprietary recipes and formulas	7 years	7,000	381	6,619
Licensing agreements	14 years	22,000	599	21,401
		$320,000	$2,478	$317,522

Successor		August 26, 2017
	Useful Life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	515	58,485
Proprietary recipes and formulas	7 years	7,000	131	6,869
Licensing agreements	14 years	22,000	206	21,794
		$320,000	$852	$319,148

Intangible assets, net changed due to regular amortization expense. Amortization expenses related to intangible assets during the thirteen weeks ended November 25, 2017 and November 26, 2016 were $1.6 million and $2.2 million respectively.

Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands by fiscal year)
2018	$4,879
2019	6,505
2020	6,505
2021	6,505
2022	6,505
2023 and thereafter	54,623

5. Long-Term Debt and Line of Credit
On July 7, 2017, the Company entered into a Credit Agreement with Barclays Bank PLC and other parties. The Credit Agreement provides for a term facility of $200.0 million (“Term Facility”) with a seven year maturity, and a revolving loan of up to $75.0 million (the “Revolving Credit Facility”) with a five year maturity, in each case under the new first lien senior secured loan facilities (the “New Credit Facilities”). Substantially concurrent with the consummation of the Business Combination, the full $200.0 million of the first lien term loan (the “Term Loan”) was drawn, and no revolving loans were drawn. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for Term Loan or (y) 2.00% margin for Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for Term Loan and is subject to a floor of 1.00% or (y) 3.00% margin for Revolving Credit Facility. The applicable margin for Revolving Credit Facility will be adjusted after the completion of the Company’s first full fiscal quarter after the closing of the Business Combination based upon the Company’s consolidated first lien net leverage ratio. As security for the payment or performance of its debt, the Company has pledged certain equity interests in its subsidiaries.
The New Credit Facilities are subject to mandatory prepayments based on contractual terms. With respect to the Term Loan, prior to the six-month anniversary of the Closing Date, a 1.00% prepayment premium is payable by the Company in connection with certain repricing events. The Company may also voluntarily prepay outstanding loans at any time.
The credit facilities governing our debt arrangements contain certain financial and other covenants. The revolving credit facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the credit facilities) contingent on credit extensions in excess of 30% of the total amount of commitments available under the revolving credit facility, and limitations on our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions, and investments, consolidations, mergers, reorganizations and other fundamental changes payment of dividends and other distributions to equity and warrant holders and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The credit facilities governing our debt arrangements bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. As the Company has not drawn on the revolving credit facility as of November 25, 2017, and August 26, 2017, no debt covenants were applicable as of the period then ended.

As of November 25, 2017, the Company’s only outstanding long-term debt is the Term Loan maturing on July 7, 2024.

At November 25, 2017 and August 26, 2017, there were no amounts drawn against the Revolving Credit Facility or lines of credit, and long-term debt consists of the following:

	November 25, 2017	August 26, 2017
	(Successor)	(Successor)
Term loan	$200,000	$200,000
Less: deferred financing fees	7,588	7,910
Total debt	192,412	192,090
Less: current maturities, net of deferred financing fees of $1.3 million at November 25, 2017 and August 26, 2017, respectively	711	234
Long-term debt, net of deferred financing fees	$191,701	$191,856

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of August 26, 2017 and November 25, 2017, the book value of the Company’s debt approximated fair value. All term debt is valued based on significant observable inputs and classified as Level 2 in the fair value hierarchy.

6. Fair Value of Financial Instruments
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
The following tables set forth the Company’s liabilities measured at fair value. The fair value and fair value inputs of the TRA is discussed in Note 7.

Fair value at November 25, 2017 is summarized as follows:

Successor	Level 1	Level 2	Level 3	Total
Liabilities
TRA liability	$—	$—	$26,317	$26,317

Fair value at August 26, 2017 is summarized as follows:

Successor	Level 1	Level 2	Level 3	Total
Liabilities
TRA liability	$—	$—	$25,675	$25,675

For the thirteen week period ended November 25, 2017, $0.6 million was charged to the Change in fair value of contingent consideration - TRA liability in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

7. Income Taxes
The following table shows the tax expense and the effective tax rate for the thirteen weeks ended November 25, 2017 and November 26, 2016 resulting from operations:

	November 25, 2017	November 26, 2016
	(Successor)	(Predecessor)
Income before income taxes	$16,708	$11,686
Provision for income taxes	$6,490	$4,899
Effective tax rate	38.8%	41.9%

The effective tax rate for the thirteen weeks ended November 25, 2017 is lower than the effective tax rate for the thirteen weeks ended thirteen weeks ended November 26, 2016 by 3.1%, which is primarily driven by a greater pre-tax income combined with lower permanent differences.

Tax Receivable Agreement

Concurrent with the Business Combination, the Company entered into the TRA with the historical shareholders of Atkins. The TRA entered into by the Company in consideration for the Business Combination is valued based on the future expected payments under the terms of the agreement (see Note 3). As more fully described in the TRA, the TRA generally provides for the payment by Simply Good Foods to the Atkins’ selling equity holders for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Simply Good Foods, Conyers Park, Atkins and Atkins’ eligible subsidiaries from the use of up to $100 million of the following tax attributes: (i) net operating losses available to be carried forward as of the closing of the Business Combination; (ii) certain deductions generated by the consummation of the business transaction; and (iii) remaining depreciable tax basis from the 2003 acquisition of Atkins Nutritionals, Inc. In addition, Simply Good Foods will pay the Atkins selling equity holders for the use of 75% of up to $7.6 million of alternative minimum tax credit carryforwards. The TRA is contingent consideration and subsequent changes in fair value of the contingent liability will be recognized in earnings. As of November 25, 2017, the estimated fair value of these contingent payments is $26.3 million, which has been recorded as a liability and represents 100% of the value of the recorded tax attributes.

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

•	Future tax rates of jurisdictions in which the Company has tax liability, including the impact of the Tax Cuts and Jobs Act as more fully described in Note 14, Subsequent Events .

Significant inputs used to preliminarily estimate the future expected payments include a tax savings rate of approximately 37% and an imputed interest rate of approximately 10%. The TRA assumptions will be re-measured for subsequent inputs based on the enacted tax rates under the Tax Cuts and Jobs Act singed into law on December 22, 2017, further discussed within Note 14. TRA fair value inputs related to the fair value disclosures included in Note 6 are the above discount rate, book income projections, timing of expected adjustments to calculate taxable income, and the projected rate of use for attributes defined in the TRA. The TRA fair value requires significant judgment and is considered a level 3 hierarchy assessment.

Payments made under the TRA are generally due within 90 days following the filing of Simply Good Foods U.S. federal and state income tax returns, and may include the tax returns that reflect activity as early as the taxable year ended August 26, 2017. Payments under the TRA will be based on the tax reporting positions that Simply Good Foods will determine. The term of the TRA generally will continue until all applicable tax benefit payments have been made to the seller’s representative under the agreement.

As of November 25, 2017, the undiscounted future expected payments under the TRA are as follows:

(In thousands by fiscal year)	Estimated future payments
2018	$2,812
2019	9,195
2020	5,271
2021	4,075
2022	3,482
2023 and thereafter	15,001
$39,836

8. Commitments and Contingencies
Leases
The Company has non-cancellable operating leases for nine buildings. For the thirteen weeks ended November 25, 2017 and November 26, 2016, rent expenses for the successor entity were $0.6 million and for the predecessor entity were $0.6 million, respectively.
Litigation
The Company is a party to certain litigation and claims that are considered normal to the operations of the business. Management is of the opinion that the outcome of these actions will not have a material adverse effect on the Company’s consolidated financial statements.

Tax Receivable Agreement
Refer to Note 7 for detail on the TRA, which was contingent consideration at the time of the Business Combination.
Other
The Company has entered into endorsement contracts with certain celebrity figures to promote and endorse the Atkins brand and line of products. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement.  Based on the terms of the contracts in place and achievement of performance conditions as of November 25, 2017 the Company will be required to make payments of $1.8 million over the next year.

9. Stockholders' Equity
Successor Stock
The Company is authorized to issue 600,000,000 shares of common stock, par value $0.01 per share, of which 70,562,477 shares of Simply Good Foods were issued at the time of the Business Combination transaction and at August 26, 2017. The number of outstanding shares as of August 26, 2017 was previously reported to be 70,628,322 due to the improper inclusion of 65,845 restricted stock units that were not outstanding shares of common stock at August 26, 2017. The disclosure of shares outstanding at August 26, 2017 has been updated in this report to reflect the actual number of shares outstanding.
During the thirteen week period ended November 25, 2017, equity warrants were converted for 20,096 shares of common stock and 70,582,573 shares of common stock were issued and outstanding at November 25, 2017. Please refer to Note 11 regarding the treatment of stock-based compensation and restricted stock units.
Successor Equity Warrants
Prior to the Business Combination, Conyers Park issued 13,416,667 public warrants and 6,700,000 private placement warrants. Simply Good Foods assumed the Conyers Park equity warrants upon the change of control event. As a result of the Business Combination, the warrants issued by Conyers Park are no longer exercisable for shares of Conyers Park common stock, but instead are exercisable for common stock of Simply Good Foods. All other features of the warrants remain unchanged.
Each whole warrant entitles the holder to purchase one whole share of the Company's common stock at a price of $11.50 per share, subject to adjustment as discussed below. The public warrants became exercisable 30 days after the completion of the Business Combination and expire five years after that date, or earlier upon redemption or liquidation. The private warrants do not expire.
The Company may call the public warrants for redemption, in whole and not in part, at a price of $0.01 per warrant upon not less than 30 days prior written notice of redemption to each warrant holder if the reported last sale price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ended three business days before the Company sends the notice of redemption to the warrant holders.
If the number of outstanding shares of the Company’s common stock is increased by a stock dividend payable in shares of common stock, or by a split-up of shares of common stock or other similar event, then, on the effective date of such stock dividend, split-up or similar event, the number of shares of common stock issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding shares of common stock.
If the number of outstanding shares of the Company’s common stock is decreased by a consolidation, combination, reverse stock split or reclassification of shares of common stock or other similar event, then, on the effective date of such consolidation, combination, reverse stock split, reclassification or similar event, the number of shares of common stock issuable on exercise of each warrant will be decreased in proportion to such decrease in outstanding shares of common stock.
Due to the conversion of 20,096 warrants during the thirteen weeks ended November 25, 2017, the Company had 20,096,571 warrants outstanding as of November 25, 2017.

Predecessor Warrant Liabilities of Atkins
Atkins, the predecessor company, had outstanding warrants prior to the transaction forming Simply Good Foods. These Warrants were settled as a part of the Business Combination. Refer to Note 3 for additional details on the Business Combination.
Historically, the value of the predecessor warrants were reflected as a liability in the accompanying consolidated financial statements and adjusted to fair value each reporting period through change in warrant liabilities in the accompanying Consolidated Statements of Operations and Comprehensive Income. For the predecessor entity, other income (expenses) of $0.7 million was included in the changes in warrant liabilities in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended November 26, 2016.
10. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares issued and outstanding for the Successor period. Diluted earnings per share is based on the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

Thirteen Weeks Ended
November 25, 2017
(In thousands, except share data)	(Successor)
Basic earnings per share computation:
Numerator:
Net income available to common stock shareholders	$10,218
Denominator:
Weighted average common shares - basic	70,571,008
Basic earnings per share from net income	$0.14
Diluted earnings per share computation:
Numerator:
Net income available to common stock shareholders	$10,218
Denominator:
Weighted average common shares outstanding - basic	70,571,008
Warrant conversion	659,301
Restricted stock units	10,281
Weighted average common shares - diluted (1)	71,240,590
Diluted earnings per share from net income	$0.14
(1) Excludes the effect of non-qualified stock options as the strike price exceeds the average market price for the period

11. Stock Option Plan
Stock-based compensation includes stock options and restricted stock unit awards, which are awarded to employees, directors, and consultants of the Company. Stock-based compensation expense is recognized for equity awards over the vesting period based on their grant-date fair value. Stock-based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported.

The Company issued stock options to purchase 67,400 shares of common stock convertible at $12.00 per share during the thirteen week period ended November 25, 2017 for a total of 2,645,092 stock options outstanding as of November 25, 2017. The Company also awarded additional 67,500 restricted stock units at a fair value of $11.91 per share during the thirteen week period ended November 25, 2017 for a total of 133,345 outstanding restricted stock units as of November 25, 2017. The Company recorded $1.1 million of stock-based compensation expense during the thirteen week successor period ended November 25, 2017 compared to $0.5 million of stock-based compensation expense recorded during the thirteen week predecessor period ended November 26, 2016.

As of August 26, 2017, 65,845 shares of restricted stock units were outstanding which had not fully vested and are not included in the outstanding common stock included within the Condensed Consolidated Balance Sheets.
12. Related Party Transactions
Successor
Tax Receivable Agreement

The TRA provides for the effective payment to the former equity holders of Atkins for cash savings, if any, in U.S. federal, state and local income tax, or franchise tax that is actually realized as a result of the Business Combination discussed in Note 7.

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

For the thirteen week predecessor period ended November 26, 2016, the management fee expense was $0.4 million.

13. Segment and Customer Information
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
14. Subsequent Events
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into law. The change in the tax law will be partially effective in the current 2018 fiscal year and fully effective in the 2019 fiscal year. The primary impacts to the Company include repeal of the alternative minimum tax regime, decrease of the corporate income tax rate structure, and net operating loss limitations.  These changes will have a material impact to the value of deferred tax assets and liabilities, the value of the Company’s TRA, and the Company’s future taxable income and effective tax rate.
Additionally, we currently anticipate the enacted changes in the corporate tax rate and calculation of taxable income will have a favorable effect on our financial condition, profitability, and/or cash flows. The Company is analyzing the Tax Cuts and Jobs Act with its professional advisers. Until such analysis is complete, the full impact of the new tax law on the Company in future periods is uncertain, and no assurances can be made by the Company on any potential impacts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Such risks and uncertainties include those related to our ability to sell our products.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 26, 2017 ("Annual Report"). In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company’s expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the 2017 fiscal year. The Company assumes no obligation to update any of these forward-looking statements.

Unless the context requires otherwise, in this Report the terms “we,” “us,” “our” and the “Company” refer to Simply Good Foods, Inc. and its subsidiaries.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures in our Annual Report.

Overview

Simply Good Foods is a developer, marketer and seller of branded nutritional foods and snacking products. Our highly-focused product portfolio consists primarily of nutrition bars, RTD shakes, snacks and confectionery products marketed under the Atkins®, SimplyProtein®, Atkins Harvest Trail, and Atkins Endulge® brand names. Over the past 45 years, Atkins has become an iconic American brand that for many consumers stands for “low carb,” “low sugar” and “protein rich” nutrition. In our core snacking business, we strive to offer a complete line of nutrition bars, RTD shakes and confections that satisfy hunger while providing consumers with a convenient, “better-for-you” snacking alternative. In addition to snacking products, we have a license arrangement for frozen meals sold in the United States by Bellisio Foods, Inc.

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

Seasonality
We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our retail sales as a result of consumer spending patterns. Historically, the months of January to May result in the greatest retail sales due to renewed consumer focus during the resolution season following New Year’s Day, as well as significant customer merchandising around that time. We believe these consumer spending patterns are driven primarily by the predisposition of consumers to adjust their approach to nutrition at certain times of the year as well as the timing of our advertising linked with key customer promotion windows.

Matters Affecting Comparability
Our results of operations for the periods presented in this section were affected by the following:
Acquisition of Atkins
The Simply Good Foods Company (“Simply Good Foods”), was formed on March 30, 2017 to consummate a business combination with NCP-ATK Holdings, Inc. (“Atkins”) and Conyers Park Acquisition Corp (“Conyers Park”). Conyers Park, a special purpose acquisition company (“SPAC”), was formed on April 20, 2016 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
On April 10, 2017, Conyers Park and Atkins entered into a definitive agreement (the “Merger Agreement”). Under the terms of the agreement, Conyers Park and Atkins combined under a new holding company, Simply Good Foods, which is listed on the NASDAQ Capital Market under the symbol “SMPL” as of closing of the Business Combination.
On July 7, 2017, Simply Good Foods completed the business combination (the “Business Combination”) with Conyers Park and Atkins. As a result Simply Good Foods owns all of the equity in Atkins.
As a result of the Business Combination, Simply Good Foods is the acquirer for accounting purposes and the successor while Atkins is the acquiree and accounting predecessor. Our financial statement presentation includes the financial statements of Atkins as “Predecessor” for periods prior to the Closing Date and of Simply Good Foods for periods after the Closing Date, including the consolidation of Atkins.  Following the consummation of the Business Combination, we are obligated to make payments under the Tax Receivable Agreement (the “TRA”). For convenience, we have also included supplemental pro forma information for the first thirteen weeks ended in fiscal 2017 that gives effect to the Business Combination as if such transaction had been consummated on August 30, 2015. References in this Quarterly Report to information provided on a pro forma basis refer to such supplemental pro forma financial information.
Our Reportable Segment
Our business is organized around one reportable segment based on our go-to-market strategies, the objectives of the business and how our chief decision maker, our CEO, monitors operating performance and allocates resources.
Key Financial Definitions
Net sales. Net sales consists primarily of product sales less cost of promotional activities, slotting fees and other sales credits and adjustments, including product returns. The Company also includes licensing revenue from the frozen meals business in net sales.
Cost of goods sold. Cost of goods sold consists primarily of the costs we pay to its contract manufacturing partners to produce the products sold. These costs include the purchase of raw ingredients, packaging, and a tolling charge for the contract manufacturer. Cost of goods sold includes products provided at no charge as part of promotions and the non-food materials provided with customer orders.
Operating expenses. Operating expenses consist primarily of selling, marketing, distribution , general and administrative, depreciation and amortization, and other expenses. The following is a brief description of the components of operating expenses:

•	Distribution. Distribution is principally freight associated with shipping and handling of products to the customer.

•	Selling. Selling expenses are comprised of broker commissions and co-op advertising costs.

•	Marketing. Marketing expenses are comprised of media and other marketing costs.

•
General and administrative. General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support our business, including fees for employee salaries, professional services, insurance and other general corporate expenses. We expect our general and administrative fees to increase as we incur additional legal, accounting, insurance and other expenses associated with being a public company.

•
Depreciation and amortization. Depreciation and amortization costs consist of costs associated with the depreciation of fixed assets and capitalized leasehold improvements and amortization of intangible assets.

•	Other expense. Other expense is principally one-time costs of restructuring consisting of severance and related expenses.

Results of Operations

In assessing the performance of our business, we consider a number of key performance indicators used by management and typically used by our competitors, including the non-GAAP measures of EBITDA and Adjusted EBITDA. Because not all companies use identical calculations, this presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. See “Reconciliation of Adjusted EBITDA” below for a reconciliation of EBITA and Adjusted EBITDA to net income.

Comparison of Unaudited Results for the Successor Period for the Thirteen Weeks Ended November 25, 2017 and the Predecessor Period for the Thirteen Weeks Ended November 26, 2016.
The following unaudited table presents, for the periods indicated, selected information from our condensed consolidated financial results, including information presented as a percentage of net sales (in thousands):

	Successor		Predecessor
	unaudited		unaudited
	13-weeks ended		13-weeks ended
(in thousands)	November 25, 2017	% of Sales	November 26, 2016	% of Sales
Net sales	$106,587	100.0%	$99,803	100.0%
Cost of goods sold	53,830	50.5%	51,091	51.2%
Gross profit	52,757	49.5%	48,712	48.8%

Operating Expenses:
Distribution	4,817	4.5%	4,369	4.4%
Selling	3,903	3.7%	4,293	4.3%
Marketing	9,850	9.2%	9,206	9.2%
General and administrative	12,079	11.3%	9,931	10.0%
Depreciation and amortization	1,934	1.8%	2,453	2.5%
Change in fair value of contingent consideration - TRA liability	642	0.6%	—	—%
Other Expense	246	0.2%	—	—%
Total operating expenses	33,471	31.4%	30,252	30.3%

Income from operations	19,286	18.1%	18,460	18.5%

Other income (expense):
Changes in warrant liabilities	—	—%	722	0.7%
Interest expense	(3,019)	(2.8)%	(7,063)	(7.1)%
Gain (loss) on foreign currency transactions	355	0.3%	(610)	(0.6)%
Other income	86	0.1%	177	0.2%
Total other expense	(2,578)	(2.4)%	(6,774)	(6.8)%

Income before income taxes	16,708	15.7%	11,686	11.7%
Income tax expense	6,490	6.1%	4,899	4.9%
Net income	$10,218	9.6%	$6,787	6.8%

Other financial data:
Adjusted EBITDA	$23,710	22.2%	$22,251	22.3%

Net sales. Net sales of $106.6 million increased $6.8 million, or 6.8%, for the thirteen weeks ended November 25, 2017 compared to the thirteen weeks ended November 26, 2016. The increase in net sales was driven primarily by organic sales growth of $4.0 million driven by the U.S. and the addition of Wellness Foods of $2.8 million.

Cost of goods sold. Cost of goods sold increased $2.7 million, or 5.4%, for the thirteen weeks ended November 25, 2017 compared to the thirteen weeks ended November 26, 2016. The increase was primarily due to volume growth of $3.8 million, offset by product mix of $0.8 million and a reduction in input costs of $0.3 million.
Gross profit. Gross profit increased $4.0 million, or 8.3%, for the thirteen week period ended November 25, 2017 compared to the thirteen week period ended November 26, 2016. Gross margin of $52.8 million, or 49.5% of net sales, for the thirteen weeks ended November 25, 2017 improved 70 bps from 48.8% of net sales for the thirteen weeks ended November 26, 2016 due to favorable product mix and a reduction in input costs.
Operating expenses. Operating expenses increased $3.2 million, or 10.6%, for the thirteen week period ended November 25, 2017 compared to the thirteen week period ended November 26, 2016 due to the following:

•
Selling. Selling expenses decreased $0.4 million, or 9.1%, for the thirteen week period ended November 25, 2017 compared to the thirteen week period ended November 26, 2016. The decrease was primarily driven by broker savings of $0.2 million and other expenses of $0.2 million.

•
Marketing. Marketing expenses increased $0.6 million, or 7.0%, for the thirteen week period ended November 25, 2017 compared to thirteen week period ended November 26, 2016. The increase in expense was primarily driven by an increase in media of $0.4 million and other expenses of $0.2 million.

•
Distribution. Distribution expenses increased $0.4 million, or 10.3%, for the thirteen week period ended November 25, 2017 compared to the thirteen week period ended November 26, 2016. The increase in distribution expenses was primarily driven by increased volume of $0.3 million and other costs of $0.1 million.

•
General and administrative. General and administrative expenses increased $2.1 million for the thirteen week period ended November 25, 2017 compared to the thirteen week period ended November 26, 2016. The increase is related to the acquisition of Wellness Foods of $0.5 million, incremental costs associated with public company operations $0.9 million, and employee related costs of $0.7 million.

•
Depreciation and amortization. Depreciation and amortization expenses decreased $0.5 million for the 13 week period ended November 25, 2017 compared to the thirteen week period ended November 26, 2016. The difference is related to the change in the basis of the amortizable intangible assets revalued at the time of the Business Combination.

•
Change in fair value of contingent consideration - TRA liability. The Company recorded $0.6 million in contingent consideration expense for the thirteen week period ended November 25, 2017 which represents the change in the fair value of the TRA resulting from the Business Combination in the prior year.

Change in warrant liabilities. For the thirteen week period ended November 26, 2016, a gain of $0.7 million was recorded which related to the fair value change in the predecessor warrant liabilities. The predecessor warrant liabilities were settled in conjunction with the Business Combination in the prior year.
Interest expense. Interest expense decreased $4.0 million for the thirteen week period ended November 25, 2017 compared to the thirteen week period ended November 26, 2016 which is the result of favorable refinance terms and reduced outstanding principal balance of long-term debt due to the Business Combination in the prior year.
Gain (loss) on foreign currency transactions. A gain of $0.4 million in foreign currency transactions was recorded for the thirteen week period ended November 25, 2017 compared to a foreign currency loss of $0.6 million for the thirteen week period ended November 26, 2016, representing a favorable change of $1.0 million.
Income tax expense. Income tax expense increased $1.6 million or 32.5%, for the thirteen week period ended November 25, 2017 compared to the thirteen week period ended November 26, 2016. The difference is primarily due to greater pre-tax income offset by a lower effective tax rate due to lower permanent differences for the thirteen week period ended November 25, 2017 compared to the thirteen week period ended November 26, 2016.
Adjusted EBITDA. Adjusted EBITDA increased $1.5 million or 6.6% for the thirteen week period ended November 25, 2017 compared to the thirteen week period ended November 26, 2016. The increase is due to higher gross profit offset by higher operating expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA”.

Supplemental Unaudited Pro Forma Combined Thirteen Week Period Ended November 26, 2016

The following unaudited pro forma financial information has been prepared from the perspective of Atkins and its thirteen week quarter ended November 26, 2016. The unaudited pro forma income statement presents the historical consolidated statement of operations of Atkins for the thirteen weeks ended November 26, 2016, giving effect to the Business Combination as if it had occurred on August 28, 2016.

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

The unaudited pro forma financial information is for illustrative purposes only. The financial results may have been different if the Business Combination actually been completed sooner. You should not rely on the unaudited pro forma financial information as being indicative of the historical results that would have been achieved if the Business Combination been completed as of the beginning of fiscal 2017.

Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the Pro Forma Thirteen Week period ended November 26, 2016
(In thousands)

	Unaudited Historical (i)			Pro Forma
	(Predecessor)			Unaudited
	Thirteen Weeks Ended	Pro Forma Adjustments		Thirteen Weeks Ended
(in thousands)	November 26, 2016			November 26, 2016
Net sales	$99,803	$—		$99,803
Cost of goods sold	51,091	—		51,091
Gross profit	48,712	—		48,712

Operating Expenses:
Distribution	4,369	—		4,369
Selling	4,293	—		4,293
Marketing	9,206	—		9,206
General and administrative	9,931	346	ii	10,277
Depreciation and amortization	2,453	(561)	iii	1,892
Other expense	—	—		—
Total operating expenses	30,252	(215)		30,037

Income from operations	18,460	215		18,675

Other income (expense):
Change in warrant liabilities	722	(722)	iv	—
Interest expense	(7,063)	3,965	v	(3,098)
Gain (loss) on foreign currency transactions	(610)	—		(610)
Other income	177	—		177
Total other expense	(6,774)	3,243		(3,531)

Income before income taxes	11,686	3,458		15,144
Income tax expense	4,899	1,098	vi	5,997
Net income	$6,787	$2,360		$9,147

Other Financial Data (Unaudited):
Adjusted EBITDA (ix)	$22,251			$22,251

i. The amounts presented represent the Predecessor’s historical GAAP results of operations.
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

iv. The Simply Good Foods warrants are not liabilities and are accounted for as equity warrants. To make the periods comparable the adjustment represents the corresponding reversal of the predecessor fair value adjustment of expense.

v. The adjustment represents the expected interest expense associated with the new term loan and revolving debt facilities of Simply Good Foods. The predecessor entity had $337.2 million outstanding as of August 27, 2016 while the successor entity had $200.0 million outstanding. The long-term debt of the predecessor entity accrued interest at 6.25% on the first lien and 9.75% on the second lien while the successor debt accrues interest at 3 month LIBOR and 4%. The significant reduction in outstanding principal, and lower interest rates, drive significant expense savings.

vi. Represents the effective income tax rate of 39.6%
ix. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” within this section.

Comparison of Unaudited Results for the Thirteen Week Period Ended November 25, 2017 and the Supplemental Pro Forma Thirteen Week Period Ended November 26, 2016

For comparative purposes, we are presenting an unaudited statement of operations for the thirteen week period ended November 25, 2017, compared to unaudited supplemental pro forma statement of operations for the thirteen week period ended November 26, 2016. The following table presents, for the periods indicated, selected information from our supplemented unaudited pro forma condensed consolidated financial results, including information presented as a percentage of net sales:

	Historical		Pro Forma
	Successor		Predecessor
	unaudited		unaudited
	13-weeks ended		13-weeks ended
(in thousands)	November 25, 2017	% of sales	November 26, 2016	% of sales
Net sales	$106,587	100.0%	$99,803	100.0%
Cost of goods sold	53,830	50.5%	51,091	51.2%
Gross profit	52,757	49.5%	48,712	48.8%

Operating Expenses:
Distribution	4,817	4.5%	4,369	4.4%
Selling	3,903	3.7%	4,293	4.3%
Marketing	9,850	9.2%	9,206	9.2%
General and administrative	12,079	11.3%	10,277	10.3%
Depreciation and amortization	1,934	1.8%	1,892	1.9%
Change in fair value of contingent consideration - TRA liability	642	0.6%	—	—%
Other Expense	246	0.2%	—	—%
Total operating expenses	33,471	31.4%	30,037	30.1%

Income from operations	19,286	18.7%	18,675	18.7%

Other income (expense):
Changes in warrant liabilities	—	—%	—	—%
Interest expense	(3,019)	(2.8)%	(3,098)	(3.1)%
Gain (loss) on foreign currency transactions	355	0.3%	(610)	(0.6)%
Other income	86	0.1%	177	0.2%
Total other expense	(2,578)	(2.4)%	(3,531)	(3.5)%

Income before income taxes	16,708	15.7%	15,144	15.2%
Income tax expense	6,490	6.1%	5,997	6.0%
Net income	$10,218	9.6%	$9,147	9.2%

Other Financial Data (Unaudited):
Adjusted EBITDA	$23,710	22.2%	$22,251	22.3%

Net sales. Net sales of $106.6 million increased $6.8 million, or 6.8%, for the thirteen weeks ended November 25, 2017 compared to the pro forma thirteen weeks ended November 26, 2016. The increase in net sales was driven primarily by organic sales growth of $4.0 million driven by the U.S. and the addition of Wellness Foods of $2.8 million.
Cost of goods sold. Cost of goods sold increased $2.7 million, or 5.4%, for the thirteen weeks ended November 25, 2017 compared to the pro forma thirteen weeks ended November 26, 2016.The increase was primarily due to volume growth of $3.8 million, offset by product mix of $0.8 million and a reduction in input costs of $0.3 million.

Gross profit. Gross profit increased $4.0 million, or 8.3%, for the thirteen week period ended November 25, 2017 compared to the pro forma thirteen week period ended November 26, 2016. Gross margin of $52.8 million, or 49.5% of net sales, for the thirteen weeks ended November 25, 2017 improved 70 bps from 48.8% of net sales for the pro forma thirteen weeks ended November 26, 2016 due to favorable product mix and a reduction in input costs.
Operating expenses. Operating expenses increased $3.4 million, or 11.4%, for the thirteen week period ended November 25, 2017 compared to the pro forma thirteen week period ended November 26, 2016 due to the following:

•
Selling. Selling expenses decreased $0.4 million, or 9.1%, for the thirteen week period ended November 25, 2017 compared to the pro forma thirteen week period ended November 26, 2016. The decrease was primarily driven by broker savings of $0.2 million and other expenses of $0.2 million.

•
Marketing. Marketing expenses increased $0.6 million, or 7.0%, for the thirteen week period ended November 25, 2017 compared to the pro forma thirteen week period ended November 26, 2016. The increase in expense was primarily driven by an increase in media of $0.4 million and other expenses of $0.2 million.

•
Distribution. Distribution expenses increased $0.4 million, or 10.3%, for the thirteen week period ended November 25, 2017 compared to the pro forma thirteen week period ended November 26, 2016. The increase in distribution expenses was primarily driven by increased volume of $0.3 million and other costs of $0.1 million.

•
General and administrative. General and administrative expenses increased $1.8 million for the thirteen week period ended November 25, 2017 compared to the pro forma thirteen week period ended November 26, 2016. The increase is related to the acquisition of Wellness Foods of $0.5 million, incremental costs associated with public company operations of $0.9 million, and employee related costs of $0.4 million.

•
Depreciation and amortization. Depreciation and amortization expenses remained consistent between the thirteen week period ended November 25, 2017 compared to the pro forma thirteen week period ended November 26, 2016. The pro forma thirteen week period ended November 26, 2016 is adjusted based on the change in the depreciable basis of intangible assets as if the Business Combination occurred at the beginning of the year.

•
Change in fair value of contingent consideration - TRA liability. The Company recorded $0.6 million in contingent consideration expense for the thirteen week period ended November 25, 2017 which represents the fair value change in the TRA resulting from the Business Combination in the prior year.

Interest expense. Interest expense remained consistent between the thirteen week period ended November 25, 2017 and the the pro forma thirteen week period ended November 26, 2016. The pro forma thirteen week period ended November 26, 2016 is adjusted based of the long-term debt of the Company as if the Business Combination occurred at the beginning of the year.
Gain (Loss) on foreign currency transactions. A gain of $0.4 million in foreign currency transactions was recorded for the thirteen week period ended November 25, 2017 compared to a foreign currency loss of $0.6 million for the pro forma thirteen week period ended November 26, 2016, representing a favorable change of $1.0 million.
Income tax expense . Income tax expense remained consistent for the thirteen week period ended November 25, 2017 compared to the pro forma thirteen week period ended November 26, 2016. The anticipated effective tax rate assumed within the pro forma financial statements was 39.6% compared to an actual effective tax rate of 38.8% as discussed in Note 7 of the Condensed Consolidated Consolidated Financial Statements included in this Report.
Adjusted EBITDA. Adjusted EBITDA increased $1.5 million, or 6.6%, for the thirteen week period ended November 25, 2017 compared to the pro forma thirteen week period ended November 26, 2016. The increase is due to higher gross profit offset by higher operating expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA”.

Reconciliation of Adjusted EBITDA
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines Adjusted EBITDA (earnings before interest, tax, depreciation, and amortization) as net income (loss) before interest expense, income tax expense, depreciation and amortization with further adjustments to exclude the following items: stock-based compensation and warrant expense, transaction costs and IPO readiness costs, restructuring costs, management fees, transactional exchange impact, change in fair value of contingent consideration - TRA liability, and other non-core expenses. The Company believes that the inclusion of these supplementary adjustments in presenting Adjusted EBITDA are appropriate to provide additional information to investors and reflects more accurately operating results of the on-going operations. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in calculation.
The unaudited tables below provides a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, which is net income (loss), for the thirteen week periods ended November 25, 2017 (Successor), November 26, 2016 (Predecessor), and pro forma period ended November 26, 2016.

Adjusted EBITDA Reconciliation: (in thousands)	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirteen Weeks Ended
	November 25, 2017	November 26, 2016	November 26, 2016
	(Successor)	(Predecessor)	(Pro Forma)
Net income	$10,218	$6,787	$9,147
Interest	3,019	7,063	3,098
Taxes	6,490	4,899	5,997
Depreciation/Amortization	1,934	2,453	1,892
EBITDA	21,661	21,202	20,134
Stock Option and Warrant Expense	1,068	(196)	872
Transaction Fees / IPO Readiness	—	8	8
Restructuring	246	—	—
Roark Management Fee	—	430	430
Frozen Licensing Media	63	—	—
Non-core legal costs	376	183	183
Change in fair value of contingent consideration - TRA liability	642	—	—
Other (1)	(346)	624	624
Adjusted EBITDA	$23,710	$22,251	$22,251
_____________________ Other items consist principally of exchange impact of foreign currency transactions as well as minor impacts of channel inventory returns

Liquidity and Capital Resources

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

Following the consummation of the Business Combination, we are obligated to make payments under the TRA. Although the actual timing and amount of any payments that may be made under the TRA will vary, the payments that we will be required to make could be significant. Any payments made by us under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us. See Note 7, Income Taxes, of the consolidated financial statements for additional information on the TRA.

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

The credit facilities governing our debt arrangements contain certain financial and other covenants. The revolving credit facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the credit facilities) contingent on credit extensions in excess of 30% of the total amount of commitments available under the revolving credit facility, and limitations on our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions, and investments, consolidations, mergers, reorganizations and other fundamental changes payment of dividends and other distributions to equity and warrant holders and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The credit facilities governing our debt arrangements bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. As the Company has not drawn on the revolving credit facility as of November 25, 2017, no debt covenants were applicable as of the period then ended.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	November 25, 2017	November 26, 2016
	(Successor)	(Predecessor)
Net cash provided by operating activities	$8,833	$8,635
Net cash used in investing activities	$(2,418)	$(41)
Net cash provided by financing activities	$—	$109

Operating activities. Our net cash used in operating activities was $8.8 million for the successor period ended November 25, 2017, a decrease of $0.2 million, compared to net cash provided by operating activities of $8.6 million for the predecessor period ended November 26, 2016. The Company has $62.9 million in cash and cash equivalents as of November 25, 2017 which is sufficient to satisfy current liabilities, current maturities of long-term debt, and the interest payments associated with them.
Investing activities. Our net cash used in investing activities was $2.4 million for the successor period ended November 25, 2017, which was an increase in cash used of $2.4 million compared to minimal cash used in investing activities for the predecessor period ended November 26, 2016. The change was due to a working capital adjustment paid in the current period related to the Business Combination and also an increase in purchases of property, plant and equipment.
Financing activities. Our net cash provided by financing activities was $0.0 million for the successor period ended November 25, 2017, compared to net cash proceeds from option exercises of $0.1 million for the predecessor period ended November 26, 2016.

Off-Balance Sheet Arrangements
As of November 25, 2017, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The following table summarizes our expected material contractual payment obligations as of November 25, 2017.

	Payments due by period
Contractual Obligations ($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$200,000	$2,000	$4,000	$4,000	$190,000
Operating leases (1)	10,085	2,571	4,347	2,734	433
Interest payments	71,350	10,712	22,884	20,671	17,083
Total	$281,435	$15,283	$31,231	$27,405	$207,516
_______________

(1)
As of November 25, 2017, the Company is obligated under multiple non-cancelable operating leases, which continue through 2023. Rent expenses, inclusive of real estate taxes, utilities and maintenance incurred under operating leases, are included in general and administrative expenses in the Company’s consolidated statements of operations, were $0.6 million for the thirteen week successor period ended November 25, 2017 and $0.6 million for the thirteen week predecessor period from ended November 26, 2016 .

New Accounting Pronouncements

 For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report. There have been no significant changes to our critical accounting policies since August 26, 2017. Refer to Note 2. Summary of Significant Accounting Policies of our Condensed Consolidated Financial Statements in this filing for further information regarding recently issued accounting standards.

Tax Cuts and Jobs Act

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into law. The change in the tax law will be partially effective in the current 2018 fiscal year and fully effective in the 2019 fiscal year. The primary impacts to the Company include repeal of the alternative minimum tax regime, decrease of the corporate income tax rate structure, and net operating loss limitations.  These changes will have a material impact to the value of deferred tax assets and liabilities, the value of the Company’s TRA, and the Company’s future taxable income and effective tax rate.

Additionally, we currently anticipate the enacted changes in the corporate tax rate and calculation of taxable income will have a favorable effect on our financial condition, profitability, and/or cash flows. The Company is analyzing the Tax Cuts and Jobs Act with its professional advisers. Until such analysis is complete, the full impact of the new tax law on the Company in future periods is uncertain, and no assurances can be made by the Company on any potential impacts.

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk exposure during the thirteen week period ended November 25, 2017.  For a discussion of our market risks see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 25, 2017. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

The design and implementation of internal control over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. We were engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combination. Except for the activities described above, there have been no changes in our internal control over financial reporting during the thirteen week period ended November 25, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition, cash flows or future results. Except as set forth below, there have been no material changes in our risk factors included in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
We will be required to be compliant with the Sarbanes-Oxley Act of 2002 if we fail to continue to qualify as an emerging growth company, which could lead to increased costs to comply with regulatory requirements.

                For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may remain an emerging growth company until July 20, 2021, provided that prior to July 20, 2021, if the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the end of our second fiscal quarter at any time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an emerging growth company as of the last Saturday in August of the applicable year. We also would cease to be an emerging growth company if we issue more than $1 billion of non‑convertible debt over a three‑year period.

Pursuant to Section 404 of the Sarbanes‑Oxley Act of 2002, or Section 404, public companies are required to furnish a report by management on its internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. In addition, if we lose our status as an emerging growth company sooner than anticipated, we may need to accelerate our efforts to comply with Section 404, which may lead to increased costs and resources to complete the process. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
The recently passed Tax Cuts and Jobs Act may have a significant impact on our Company.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into law. The change in the tax law will be partially effective in the current 2018 fiscal year and fully effective in the 2019 fiscal year. The primary impacts to the Company include repeal of the alternative minimum tax regime, decrease of the corporate income tax rate structure, and net operating loss limitations.  These changes will have a material impact to the value of deferred tax assets and liabilities, the value of the Company’s TRA, and the Company’s future taxable income and effective tax rate.

Additionally, we currently anticipate the enacted changes in the corporate tax rate and calculation of taxable income will have a favorable effect on our financial condition, profitability, and/or cash flows. The Company is analyzing the Tax Cuts and Jobs Act with its professional advisers. Until such analysis is complete, the full impact of the new tax law on the Company in future periods is uncertain, and no assurances can be made by the Company on any potential impacts.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on July 13, 2017).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Form 8-K filed on July 13, 2017).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-4 filed on June 12, 2017).
4.2
Warrant Agreement, dated July 14, 2016, between Conyers Park Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Form 8-K filed by Conyers Park Acquisition Corp. on July 20, 2016).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on July 13, 2017).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	January 9, 2018	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)