Form 10-Q
period 2018-02-24
Simply Good Foods Co
filed 2018-04-10
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 24, 2018
OR
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

As of April 5, 2018, there were 70,582,573 shares of common stock, par value $0.01 per share, issued and outstanding.

The Simply Good Foods Company and Subsidiaries

FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 24, 2018

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share data)

	February 24, 2018	August 26, 2017
Assets	(Successor)	(Successor)
Current assets:
Cash and cash equivalents	$79,010	$56,501
Accounts receivable, net	41,355	37,181
Inventories	25,813	29,062
Prepaid expenses	4,025	2,904
Other current assets	11,294	8,263
Total current assets	161,497	133,911

Long-term assets:
Property and equipment, net	2,289	2,105
Intangible assets, net	315,896	319,148
Goodwill	471,427	465,030
Other long-term assets	2,294	2,294
Total assets	$953,403	$922,488

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,322	$14,859
Accrued interest	547	561
Accrued expenses and other current liabilities	16,779	15,042
Current portion of TRA liability	3,017	2,548
Current maturities of long-term debt	714	234
Total current liabilities	33,379	33,244

Long-term liabilities:
Long-term debt, less current maturities	191,522	191,856
Long-term portion of TRA liability	24,273	23,127
Deferred income taxes	52,517	75,559
Total liabilities	301,691	323,786
See commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 70,582,573 and 70,562,477 issued and outstanding, respectively	706	706
Additional paid-in-capital	612,336	610,138
Retained Earnings (accumulated deficit)	39,451	(12,161)
Accumulated other comprehensive (loss) income	(781)	19
Total stockholders' equity	651,712	598,702
Total liabilities and stockholders' equity	$953,403	$922,488
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net sales	$109,347	$102,308	$215,934	$202,111
Cost of goods sold	59,090	55,735	112,920	106,826
Gross profit	50,257	46,573	103,014	95,285

Operating Expenses:
Distribution	5,391	4,960	10,208	9,329
Selling	4,975	3,978	8,878	8,271
Marketing	10,056	10,030	19,906	19,236
General and administrative	12,711	11,768	24,790	21,699
Depreciation and amortization	1,948	2,474	3,882	4,927
Business transaction costs	1,877	—	1,877	—
Gain in fair value change of contingent consideration - TRA liability	(3,668)	—	(3,026)	—
Other expense	184	58	430	58
Total operating expenses	33,474	33,268	66,945	63,520

Income from operations	16,783	13,305	36,069	31,765

Other income (expense):
Change in warrant liabilities	—	(1,119)	—	(397)
Interest expense	(3,093)	(6,566)	(6,112)	(13,629)
Gain (loss) on foreign currency transactions	601	(108)	956	(718)
Other income	312	22	398	199
Total other expense	(2,180)	(7,771)	(4,758)	(14,545)

Income before income taxes	14,603	5,534	31,311	17,220
Income tax (benefit) expense	(26,791)	2,071	(20,301)	6,970
Net income	$41,394	$3,463	$51,612	$10,250

Other comprehensive income:
Foreign currency translation adjustments	(101)	113	(800)	416
Comprehensive income	$41,293	$3,576	$50,812	$10,666

Earnings per share from net income:
Basic	$0.59		$0.73
Diluted	$0.56		$0.71
Weighted average shares outstanding:
Basic	70,582,573		70,576,744
Diluted	73,832,207		72,605,705
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Twenty-Six Weeks Ended
	February 24, 2018	February 25, 2017
	(Successor)	(Predecessor)
Operating activities
Net income	$51,612	$10,250
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,882	4,927
Amortization of deferred financing costs and debt discount	645	983
Stock compensation expense	1,967	1,063
Change in warrant liabilities	—	397
Gain in fair value change of contingent consideration - TRA liability	(3,026)	—
Unrealized (gain) loss on foreign currency transactions	(956)	718
Deferred income taxes	(23,398)	(1,369)
Loss on disposal of property and equipment	72	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,672)	1,584
Inventories	3,284	6,474
Prepaid expenses	(909)	(51)
Other current assets	(2,346)	(3,345)
Accounts payable	(2,601)	(6,050)
Accrued interest	(15)	49
Accrued expenses and other current liabilities	1,726	3,748
Other	86	9
Net cash provided by operating activities	25,351	19,387

Investing activities
Purchases of property and equipment	(886)	(284)
Acquisition of business, net of cash acquired	(1,757)	(21,039)
Net cash used in investing activities	(2,643)	(21,323)

Financing activities
Proceeds from option exercises	—	109
Cash received from warrant exercises	231	—
Principal payments of long-term debt	(500)	(3,586)
Net cash used in financing activities	(269)	(3,477)
Cash and cash equivalents
Net increase (decrease) in cash	22,439	(5,413)
Effect of exchange rate on cash	70	(162)

Cash at beginning of period	56,501	78,492
Cash and cash equivalents at end of period	$79,010	$72,917

Supplemental disclosures of cash flow information
Cash paid for interest	$5,481	$12,444
Cash paid for taxes	$1,755	$1,710
See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Interim Financial Statements
(Unaudited, dollars in thousands, except for share and per share data)
1. Nature of Operations and Principles of Consolidation

Conyers Park Acquisition Corp (“Conyers Park”) was formed on April 20, 2016, as a special purpose acquisition company (“SPAC”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The Simply Good Foods Company (“Simply Good Foods”), was formed by Conyers Park on March 30, 2017. On April 10, 2017, Conyers Park and NCP-ATK Holdings, Inc. (“Atkins”) announced that they entered into a definitive merger agreement (the “Merger Agreement”). On July 7, 2017 (the “Closing Date”), pursuant to the Merger Agreement, Conyers Park merged into Simply Good Foods which acquired Atkins. As a result, both entities became wholly-owned subsidiaries of Simply Good Foods (the "Business Combination"). Simply Good Foods was listed on the NASDAQ Capital Market under the symbol “SMPL” upon the consummation of the Business Combination. Atkins was formerly owned by Roark Capital Management, LLC (“Roark”).

The Business Combination resulted in Conyers Park controlling the board of directors of the combined entity. As a result, for accounting purposes, Simply Good Foods is the acquirer and the accounting “successor” in the Business Combination while Atkins is the acquiree and accounting “predecessor”. Our financial statement presentation includes the financial statements of Atkins as “predecessor” for all periods prior to the Closing Date and of Simply Good Foods, including the consolidation of Atkins, for periods after the Closing Date. See Note 3 for a detailed discussion of the Business Combination.

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

The financial information presented within our consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial statements include condensed consolidated balance sheet information for the successor entity ended February 24, 2018 and August 26, 2017. The remaining financial statements include the successor thirteen week period, and twenty-six week period ended February 24, 2018 and the predecessor thirteen week and twenty-six week period ended February 25, 2017.

Description of Business

Simply Good Foods operates in the healthy snacking category. The Atkins® brand focuses on an approach to eating that advocates reduced levels of refined carbohydrates and refined sugars, and encourages the consumption of lean protein, fiber, fruits, vegetables, and good fats. The Company sells a variety of nutrition bars, Ready to Drink ("RTD") shakes, snacks and confectionery products designed around the nutrition principles of the Atkins eating approach. In addition to snacking products we have granted a license for frozen meals sold in the United States.

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

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements and related notes (“Interim Statements”) of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim statements have been included. The results reported in these Interim Statements are not necessarily indicative of the results that may be reported for the entire year. These Interim Statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended August 26, 2017, included in our Annual Report on Form 10-K (“Annual Report”), filed on November 9, 2017. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted.

2. Summary of Significant Accounting Policies
Refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report for a description of critical accounting policies.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The change in the tax law will be partially effective in the current 2018 fiscal year and fully effective in the 2019 fiscal year. The primary impacts to the Company include repeal of the alternative minimum tax regime, decrease of the corporate income tax rate structure, and net operating loss limitations. These changes will have a material impact to the value of deferred tax assets and liabilities, the value of the Company’s Tax Receivable Agreement (the “TRA”), and the Company’s future taxable income and effective tax rate. Refer to Note 7, Income Taxes, below for further information regarding the recently issued law.

Other than the Tax Act, there have been no significant changes to our critical accounting policies since August 26, 2017.

Recently Issued and Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The objective of ASU No. 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the implementation of ASU No. 2014-09 by one year to fiscal years and interim periods within those years beginning after December 15, 2017. An entity may elect to early adopt as of the original effective date, fiscal years and interim periods within those years beginning after December 15, 2016. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing which provides additional clarification regarding identifying performance obligations and licensing. In December 2016, the FASB issued ASU No. 2016-19, 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These ASUs will replace most existing revenue recognition guidance in GAAP and, due to the Business Combination, will be effective for the Company beginning in fiscal 2019. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method.
The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company is currently evaluating recently issued guidance against contracts with key customers. The Company believes the key changes in the standard that impact revenue recognition relate to the recognition of customer programs and incentive offerings, including special pricing agreements, price protection, promotion, and other volume-based incentives. Based on our preliminary review, we do not expect adoption to have a material impact on our consolidated financial statements but further work to substantiate this preliminary conclusion is underway. We will determine the transition method to apply and the implications of using either the full retrospective or modified retrospective approach after this additional work is concluded.
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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for the Company beginning in fiscal 2020. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements.
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

3. Business Combination
Acquisition of Atkins
Upon the consummation of the Business Combination, and through a number of sub-mergers discussed in Note 1 above, Conyers Park merged into Simply Good Foods which subsequently acquired, and obtained control over Atkins. As a result of the Business Combination, Simply Good Foods is the acquirer for accounting purposes, and Atkins is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes a “Predecessor” for Atkins for periods prior to the Closing Date. The Company is the “Successor” for periods after the Closing Date, which includes consolidation of Atkins subsequent to the Business Combination. The Merger was accounted for as a business combination using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. The historical financial information of Conyers Park, prior to the Business Combination, are not reflected in the Predecessor financial statements as those amounts are considered de-minimis. The financial statements of Conyers Park are included in the post-merger Successor entity, which includes balance sheet and equity items of Conyers Park assumed by Simply Good Foods through the transaction. As a result of the application of the acquisition method of accounting as of the Closing Date, the financial statements for the Predecessor period and for the Successor period are presented on a different basis of accounting and are therefore not comparable.

The Business Combination is accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, Fair Value Measurements, as of the Closing Date. Consistent with the acquisition method of accounting, the assets acquired and liabilities assumed from Atkins have been recorded at their respective fair values and added to those of Conyers Park. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date.
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

In connection with this change in control, the assets and liabilities of Atkins were recorded at their respective fair value on the closing date by application of the acquisition method of accounting as prescribed by ASC 805 and ASC 820. Upon the completion of the purchase accounting as of the close of the transaction, Roark received approximately $821.6 million in total consideration. A total of $673.8 million of cash consideration was paid to acquire Atkins. The total consideration is inclusive of 10.2 million shares of common stock of Simply Good Foods valued at $11.47 per share or $117.6 million in equity consideration at fair value. Roark is also entitled to future cash payments pursuant to the TRA which had a preliminary estimated fair value of $25.7 million as of the close of the Business Combination, as disclosed in the Annual Report. During the second quarter we completed the valuation of the TRA. The finalized TRA resulted in incremental contingent consideration of $4.6 million, the inclusion of which increased the initial fair value of TRA consideration to $30.3 million. The increase in consideration also increased Goodwill $4.6 million to $471.4 million. The TRA obligation is recorded at fair value and classified as a liability. The TRA generally provides for the payment by Simply Good Foods to Roark for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Simply Good Foods, Conyers Park, Atkins and Atkins’ eligible subsidiaries from the use of up to $100 million of the following tax attributes: (i) net operating losses available to be carried forward as of the closing of the Business Combination; (ii) certain deductions generated by the consummation of the business transaction; and (iii) remaining depreciable tax basis from the 2003 acquisition of Atkins Nutritionals, Inc. The TRA is contingent consideration and subsequent changes in fair value of the contingent liability will be recognized in earnings. As of February 24, 2018, the estimated fair value of these prospective contingent payments is $27.3 million which has been recorded as a liability and represents 100% of the value of the recorded tax attributes (refer to Note 7, Income Taxes, for additional discussion on the TRA).

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

The following summarizes the fair value of the Business Combination.

(In thousands)
Cash paid	$673,763
Equity consideration paid to selling equity holders (1)	117,567
Total cash and equity consideration	791,330
TRA payable to selling equity holders	30,315
Total consideration	$821,645

(1) Equity consideration paid is summarized below:

(In thousands, except equity per share data)
Shares of Simply Good Foods paid to former equity holders of Atkins	10,250
Fair Value of SMPL equity per share	$11.47
Equity consideration paid	$117,567

The fair value of these units was determined as follows:

Per share price based on the market price on the day of the close	$11.47

The Company has recorded the final allocation of the purchase price to Predecessor’s tangible and identified intangible assets acquired and liabilities assumed, based on their fair values as of the closing date. The July 7, 2017 fair value is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$71,181
Accounts receivable, net	31,507
Inventories	33,023
Prepaid assets	1,781
Other current assets	13,466
Property and equipment, net	1,793
Intangible assets, net (1)	320,000
Other long-term assets	2,224
Liabilities assumed:
Accounts payable	(12,187)
Other current liabilities	(36,498)
Deferred income taxes(2)	(76,072)
Total identifiable net assets	350,218
Goodwill(1)(3)	471,427
Total assets acquired and liabilities assumed	$821,645

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma combined financial information presents combined results of Conyers Park and Atkins as if the Business Combination had occurred at the beginning of fiscal year 2017:

	13-weeks ended	26-weeks ended
	February 25, 2017	February 25, 2017
Revenue	$102,308	$202,111
Gross profit	$46,573	$95,285
Net income	$6,305	$15,324

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

4. Goodwill and Intangibles
The following table presents the changes in goodwill:

Total
Balance, August 26, 2017 (Successor)	$465,030
Goodwill working capital adjustment	1,757
Measurement period adjustment of the Business Combination	4,640
Balance as of February 24, 2018 (Successor)	$471,427

Changes in the Company’s Goodwill from August 26, 2017 to February 24, 2018 resulted from the finalization of the acquisition method of accounting as described in Note 3 above. There were no impairment charges related to goodwill during these periods or since the inception of the Company.

Intangible assets, net in our condensed consolidated balance sheets consist of the following:

Successor		February 24, 2018
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	2,482	56,518
Proprietary recipes and formulas	7 years	7,000	631	6,369
Licensing agreements	14 years	22,000	991	21,009
		$320,000	$4,104	$315,896

Successor		August 26, 2017
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	515	58,485
Proprietary recipes and formulas	7 years	7,000	131	6,869
Licensing agreements	14 years	22,000	206	21,794
		$320,000	$852	$319,148
Intangible assets, net changed due to regular amortization expense. Amortization expenses related to intangible assets during the thirteen weeks ended February 24, 2018 and February 25, 2017 were $1.6 million and $2.2 million respectively. Amortization expenses related to intangible assets during the twenty-six weeks ended February 24, 2018 and February 25, 2017 were $3.3 million and $4.4 million respectively.
Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands by fiscal year)
Remainder of 2018	$3,253
2019	6,505
2020	6,505
2021	6,505
2022	6,505
2023 and thereafter	54,623
5. Long-Term Debt and Line of Credit
On July 7, 2017, the Company entered into a Credit Agreement with Barclays Bank PLC and other parties. The Credit Agreement provides for a term facility of $200.0 million (“Term Facility”) with a seven year maturity, and a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five year maturity, in each case under the first lien senior secured loan facilities (the “First Lien”). Substantially concurrent with the consummation of the Business Combination, the full $200.0 million of the first lien term loan (the “Term Loan”) was drawn, and no revolving loans were drawn. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for Term Loan or (y) 2.00% margin for Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for Term Loan and is subject to a floor of 1.00% or (y) 3.00% margin for Revolving Credit Facility. The applicable margin for Revolving Credit Facility will be adjusted after the completion of the Company’s first full fiscal quarter after the closing of the Business Combination based upon the Company’s consolidated first lien net leverage ratio. As security for the payment or performance of its debt, the Company has pledged certain equity interests in its subsidiaries.
The First Lien is subject to mandatory prepayments based on contractual terms. With respect to the Term Loan, prior to the six-month anniversary of the Closing Date, a 1.00% prepayment premium is payable by the Company in connection with certain repricing events. The Company may also voluntarily prepay outstanding loans at any time.
The credit facilities governing our debt arrangements contain certain financial and other covenants. The revolving credit facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the credit facilities) contingent on credit extensions in excess of 30% of the total amount of commitments available under the revolving credit facility, and limitations on our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions, and investments, consolidations, mergers, reorganizations and other fundamental changes payment of dividends and other distributions to equity and warrant holders and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The credit facilities governing our debt arrangements bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. As the Company has not drawn on the revolving credit facility as of February 24, 2018, and August 26, 2017, no debt covenants were applicable as of the period then ended.

As of February 24, 2018, the Company’s only outstanding long-term debt is the Term Loan maturing on July 7, 2024.

At February 24, 2018 and August 26, 2017, there were no amounts drawn against the Revolving Credit Facility or lines of credit, and long-term debt consists of the following:

	February 24, 2018	August 26, 2017
	(Successor)	(Successor)
Term Loan	$199,500	$200,000
Less: Deferred Financing Fees	7,264	7,910
Total Debt	192,236	192,090
Less: Current maturities, net of deferred financing fees of $1.3 million at February 24, 2018 and August 26, 2017, respectively	714	234
Long-term debt, net of deferred financing fees	$191,522	$191,856

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of August 26, 2017 and February 24, 2018, the book value of the Company’s debt approximated fair value. All term debt is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

As described in Note 14, Subsequent Events, the Term Loan was amended on March 16, 2018.

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

Fair value at February 24, 2018 is summarized as follows:

Successor	Level 1	Level 2	Level 3	Total
Liabilities
TRA liability	$—	$—	$27,290	$27,290

Fair value at August 26, 2017 is summarized as follows:

Successor	Level 1	Level 2	Level 3	Total
Liabilities
TRA liability	$—	$—	$25,675	$25,675

For the thirteen and twenty-six week periods ended February 24, 2018, a benefit of $3.7 million and $3.0 million was charged to the Gain in fair value change of contingent consideration - TRA liability in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income respectively. The benefit is primarily due the change in the federal tax rates as discussed in Note 7.
7. Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The change in the tax law is partially effective in our current 2018 fiscal year and will be fully effective in our 2019 fiscal year. The Tax Act, among other things, reduces the top U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.

Due to the complexities involved in accounting for the Tax Act, the U.S. Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") 118 requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. The Company is allowed a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of February 24, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax and have recorded provisional amounts. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which we were able to determine a reasonable estimate, we recognized a provisional gain of $29.0 million, which is included as a component of Income tax (benefit) expense in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

Provisional Amounts

The Tax Act reduces the corporate federal tax rate to 21%, effective January 1, 2018. We have recorded a provisional decrease to our deferred tax liabilities, net, with a corresponding net adjustment to deferred income tax benefit of $29.0 million for the thirteen weeks ended February 24, 2018. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from US income taxes. We recorded immaterial provisional amounts for our one-time transition tax liability for of our foreign subsidiaries, resulting in an immaterial increase in income tax expense. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. We are continuing to gather additional information to more precisely compute the amount of the transition tax.
Effective Tax Rate

The following table shows the tax expense and the effective tax rate for the twenty-six week period ended February 24, 2018 and February 25, 2017 resulting from operations:

	February 24, 2018	February 25, 2017
	(Successor)	(Predecessor)
Income before income taxes	$31,311	$17,220
Provision for income taxes	$(20,301)	$6,970
Effective tax rate	(64.8)%	40.5%

The effective tax rate for the twenty-six week period ended February 24, 2018 is lower than the effective tax rate for the twenty-six week period ended February 25, 2017 by 105.3%, which is primarily driven by the change in the tax law due to the Tax Act and the provisional gain of $29.0 million recorded during the period.

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
The Company re-measured the TRA due to the Tax Act which changed federal tax law. The Tax Act resulted in a decrease to the top U.S. Corporate tax rate, as well as other regime changes including the repeal of the alternative minimum tax for tax years beginning after December 31, 2017. The assessment of these changes resulted in provisional one-time gain of $4.7 million, charged to the Gain in fair value change of contingent consideration - TRA liability in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income. As of February 24, 2018, the estimated fair value of these contingent payments is $27.3 million, which has been recorded as a liability and represents 100% of the value of the recorded tax attributes.
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

•	Future tax rates of jurisdictions in which the Company has tax liability, including the finalization of the assessment of the impact of the Tax Act.

The TRA assumptions were re-measured for subsequent inputs based on the enacted tax rates under the Tax Act, signed into law on December 22, 2017. The significant fair value inputs used to estimate the future expected TRA payments to Roark include the timing of tax payments due to the assessment of the Tax Act, a tax savings rate of approximately 29.2% post-Tax Act enactment, a discount rate of approximately 9%, book income projections, timing of expected adjustments to calculate taxable income, and the projected rate of use for attributes defined in the TRA. The TRA fair value requires significant judgment and is classified as Level 3 in the fair value hierarchy assessment included in Note 6, and the fair value of the instrument may change upon the assessment of the Tax Act.

Payments made under the TRA are generally due within 90 days following the filing of Simply Good Foods U.S. federal and state income tax returns, and may include the tax returns that reflect activity as early as the taxable year ended August 26, 2017. Payments under the TRA will be based on the tax reporting positions that Simply Good Foods will determine. The term of the TRA generally will continue until all applicable tax benefit payments have been made under the agreement.

As of February 24, 2018, the un-discounted future expected payments under the TRA are as follows:

(In thousands by fiscal year)	Estimated future payments
2018	$2,637
2019	16,027
2020	11,728
2021	1,595
2022	183
2023 and thereafter	106
$32,276

8. Commitments and Contingencies
Leases
The Company has non-cancellable operating leases for nine buildings. For the thirteen weeks ended February 24, 2018 and February 25, 2017, rent expenses for the successor entity were $0.6 million and for the predecessor entity were $0.3 million, respectively. For the twenty-six weeks ended February 24, 2018 and February 25, 2017, rent expenses for the successor entity were $1.2 million and for the predecessor entity were $0.9 million, respectively.
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
Other
The Company has entered into endorsement contracts with certain celebrity figures to promote and endorse the Atkins brand and line of products. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of February 24, 2018 the Company will be required to make payments of $0.8 million over the next year.
9. Stockholders' Equity
Successor Stock
The Company is authorized to issue 600,000,000 shares of common stock, par value $0.01 per share, of which 70,562,477 shares of Simply Good Foods were issued at the time of the Business Combination transaction and at August 26, 2017. The number of outstanding shares as of August 26, 2017 was previously reported within our Annual Report to be 70,628,322 due to the improper inclusion of 65,845 restricted stock units that were not outstanding shares of common stock at August 26, 2017. The disclosure of shares outstanding at August 26, 2017 has been updated in this report to reflect the actual number of shares outstanding.
During the twenty-six week period ended February 24, 2018, equity warrants were converted for 20,096 shares of common stock and 70,582,573 shares of common stock were issued and outstanding at February 24, 2018. Please refer to Note 11 regarding the treatment of stock-based compensation and restricted stock units.

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
Due to the exercise of 20,096 warrants during the twenty-six week period ended February 24, 2018, the Company had 20,096,571 warrants outstanding as of February 24, 2018.
Predecessor Warrant Liabilities of Atkins
Atkins, the predecessor company, had outstanding warrants prior to the transaction forming Simply Good Foods. These Warrants were settled as a part of the Business Combination. Refer to Note 3 for additional details on the Business Combination.
Historically, the value of the predecessor warrants were reflected as a liability in the accompanying consolidated financial statements and adjusted to fair value each reporting period through change in warrant liabilities in the accompanying Consolidated Statements of Operations and Comprehensive Income. For the predecessor entity, other income (expenses) of $1.1 million was included in the changes in warrant liabilities in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended February 25, 2017.
10. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares issued and outstanding for the Successor period. Diluted earnings per share is based on the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	February 24, 2018	February 24, 2018
(In thousands, except share data)	(Successor)	(Successor)
Basic earnings per share computation:
Numerator:
Net income available to common stock shareholders	$41,394	$51,612
Denominator:
Weighted average common shares - basic	70,582,573	70,576,744
Basic earnings per share from net income	$0.59	$0.73
Diluted earnings per share computation:
Numerator:
Net income available to common stock shareholders	$41,394	$51,612
Denominator:
Weighted average common shares outstanding - basic	70,582,573	70,576,744
Warrant conversion	3,202,726	2,000,021
Restricted stock units	46,908	28,940
Weighted average common shares - diluted (1)	73,832,207	72,605,705
Diluted earnings per share from net income	$0.56	$0.71
(1) Excludes the effect of non-qualified stock options which were anti-dilutive for the respective periods.
11. Stock Option Plan
Stock-based compensation includes stock options and restricted stock unit awards, which are awarded to employees, directors, and consultants of the Company. Stock-based compensation expense is recognized for equity awards over the vesting period based on their grant date fair value. Stock-based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported.

The Company issued stock options to purchase 67,400 shares of common stock exercisable at $12.00 per share during the twenty-six week period ended February 24, 2018, for a total of 2,645,092 stock options outstanding with a weighted average exercise price of $12.00 per share, as of February 24, 2018. The Company also awarded additional 69,804 restricted stock units at a weighted average fair value of $11.97 per share during the twenty-six week period ended February 24, 2018 for a total of 135,649 outstanding restricted stock units as of February 24, 2018. The Company recorded $0.9 million of stock-based compensation expense during the thirteen week successor period ended February 24, 2018 compared to $0.6 million of stock-based compensation expense recorded during thirteen week predecessor period ended February 25, 2017. The Company recorded $2.0 million of stock-based compensation expense during the twenty-six week successor period ended February 24, 2018 compared to $1.1 million of stock-based compensation expense recorded during the twenty-six week predecessor period ended February 25, 2017.
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

Execution of the Merger Agreement

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

For the thirteen week predecessor period ended February 25, 2017, the management fee expense was $0.6 million. For the twenty-six week predecessor period ended February 25, 2017 the management fee expense was $1.0 million.

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
14. Subsequent Events
Effective March 16, 2018 (the “Effective Date”), Atkins Nutritionals, Inc., Atkins Nutritionals Holdings, Inc., Atkins Nutritionals Holdings II, Inc. and NCP-ATK Holdings, Inc. (collectively, the “Borrower”), each an indirect wholly-owned subsidiary of Simply Good Foods, entered into an amendment (the “Repricing Amendment”) to that certain Credit Agreement, dated as of July 7, 2017, among the Borrower, Barclays Bank PLC (the “Agent”) and the other loan parties and lenders party thereto.
     As a result of the Repricing Amendment, the interest rate on the outstanding $200 million Term Loan was reduced and, effective as of the Effective Date, such loans bear interest at a rate equal to, at the Borrower’s option, either LIBOR plus an applicable margin of 3.50% or a base rate plus an applicable margin of 2.50%. With respect to the Term Loan, prior to the six-month anniversary of the Effective Date, a 1.00% prepayment premium is payable by the Borrower in connection with certain repricing events. Other than the prepayment premiums and penalties described above and the payment of customary “breakage” costs, the Borrower may voluntarily prepay outstanding loans at any time. The Repricing Amendment did not change the interest rate on the Revolving Credit Facility. The Revolving Credit Facility will continue to bear interest based upon the Borrower’s consolidated first lien net leverage ratio as of the last financial statements delivered to the Agent. No additional debt was incurred, or any proceeds received, by the Borrower in connection with the Repricing Amendment.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 26, 2017 ("Annual Report") and our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company’s expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and in Item 1A “Risk Factors” of our Annual Report. The Company assumes no obligation to update any of these forward-looking statements.

Unless the context requires otherwise in this Report, the terms “we,” “us,” “our,” the “Company” and "Simply Good Foods" refer to The Simply Good Foods Company and its subsidiaries.

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

Matters Affecting Comparability
The Simply Good Foods Company (“Simply Good Foods”) was formed on March 30, 2017 to consummate a business combination with NCP-ATK Holdings, Inc. (“Atkins”) and Conyers Park Acquisition Corp (“Conyers Park”). Conyers Park, a special purpose acquisition company (“SPAC”), was formed on April 20, 2016 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.
On April 10, 2017, Conyers Park and Atkins entered into a definitive merger agreement (the “Merger Agreement”). Under the terms of the agreement, Conyers Park and Atkins combined under a new holding company, Simply Good Foods, which is listed on the NASDAQ Capital Market under the symbol “SMPL” as of closing of the Business Combination.
On July 7, 2017 (the "Closing Date") Simply Good Foods completed the business combination with Conyers Park and Atkins (the “Business Combination”). As a result Simply Good Foods owns all of the equity in Atkins.
As a result of the Business Combination, Simply Good Foods is the acquirer for accounting purposes and the successor while Atkins is the acquiree and accounting predecessor. Our financial statement presentation includes the financial statements of Atkins as “Predecessor” for periods prior to the Closing Date and of Simply Good Foods for periods after the Closing Date, including the consolidation of Atkins.  Following the consummation of the Business Combination, we are obligated to make payments under the Tax Receivable Agreement (the “TRA”). See Note 7 Income Taxes for a detailed discussion of the TRA.
For convenience, we have also included supplemental pro forma information for the comparable periods of fiscal 2017 as if the Business Combination had been completed at the beginning of the fiscal year. References in this Quarterly Report to information provided on a pro forma basis refer to such supplemental pro forma financial information.
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

Cost of goods sold. Cost of goods sold consists primarily of the costs we pay to our contract manufacturing partners to produce the products sold. These costs include the purchase of raw ingredients, packaging, and a tolling charge for the contract manufacturer. Cost of goods sold includes products provided at no charge as part of promotions and the non-food materials provided with customer orders.

Operating expenses. Operating expenses consist primarily of selling, marketing, distribution, general and administrative, depreciation and amortization, and other expenses. The following is a brief description of the components of operating expenses:

•	Distribution. Distribution is principally freight associated with shipping and handling of products to the customer.

•	Selling. Selling expenses are comprised of broker commissions and customer marketing.

•	Marketing. Marketing expenses are comprised of media and other marketing costs.

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

•	Business transaction costs. Business transaction costs are comprised of legal, due diligence and accounting firm expenses associated with process of actively pursuing a potential business combination.

•
Gain in fair value change of contingent consideration - TRA liability. (Gain) loss in fair value change of contingent consideration - TRA liability charges relate to fair value adjustments of the TRA liability.

•	Other expense. Other expense is principally costs of restructuring consisting of severance and related expenses.

Results of Operations

In assessing the performance of our business, we consider a number of key performance indicators used by management and typically used by our competitors, including the non-GAAP measures of EBITDA and Adjusted EBITDA. Because not all companies use identical calculations, this presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. See “Reconciliation of Adjusted EBITDA” below for a reconciliation of EBITDA and Adjusted EBITDA to net income for each applicable period.

Comparison of Unaudited Results for the Successor Period for the Thirteen Weeks Ended February 24, 2018 and the Predecessor Period for the Thirteen Weeks Ended February 25, 2017
The following unaudited table presents, for the periods indicated, selected information from our condensed consolidated financial results, including information presented as a percentage of net sales (in thousands):

	Successor		Predecessor
	unaudited		unaudited
	13-weeks ended		13-weeks ended
(in thousands)	February 24, 2018	% of Sales	February 25, 2017	% of Sales
Net sales	$109,347	100.0%	$102,308	100.0%
Cost of goods sold	59,090	54.0%	55,735	54.5%
Gross profit	50,257	46.0%	46,573	45.5%

Operating Expenses:
Distribution	5,391	4.9%	4,960	4.8%
Selling	4,975	4.5%	3,978	3.9%
Marketing	10,056	9.2%	10,030	9.8%
General and administrative	12,711	11.6%	11,768	11.5%
Depreciation and amortization	1,948	1.8%	2,474	2.4%
Business transaction costs	1,877	1.7%	—	—%
Gain in fair value change of contingent consideration - TRA liability	(3,668)	(3.4)%	—	—%
Other Expense	184	0.2%	58	0.1%
Total operating expenses	33,474	30.6%	33,268	32.5%

Income from operations	16,783	15.3%	13,305	13.0%

Other income (expense):
Changes in warrant liabilities	—	—%	(1,119)	(1.1)%
Interest expense	(3,093)	(2.8)%	(6,566)	(6.4)%
Gain (loss) on foreign currency transactions	601	0.5%	(108)	(0.1)%
Other income	312	0.3%	22	—%
Total other expense	(2,180)	(2.0)%	(7,771)	(7.6)%

Income before income taxes	14,603	13.4%	5,534	5.4%
Income tax (benefit) expense	(26,791)	(24.5)%	2,071	2.0%
Net income	$41,394	37.9%	$3,463	3.4%

Other financial data:
Adjusted EBITDA	$18,807	17.2%	$18,109	17.7%

Net sales. Net sales of $109.3 million increased $7.0 million, or 6.9%, for the thirteen weeks ended February 24, 2018 compared to the thirteen weeks ended February 25, 2017. The increase in net sales was driven primarily by organic sales growth of $5.8 million driven by increased sales of our products in the U.S. and net sales associated with the addition of Wellness Foods of $1.2 million.
Cost of goods sold. Cost of goods sold increased $3.4 million, or 6.0%, for the thirteen weeks ended February 24, 2018 compared to the thirteen weeks ended February 25, 2017. The increase was primarily due to net sales growth of $3.8 million and lower supply chain costs of $0.4 million.

Gross profit. Gross profit increased $3.7 million, or 7.9%, for the thirteen week period ended February 24, 2018 compared to the thirteen week period ended February 25, 2017. Gross margin of $50.3 million, or 46.0% of net sales, for the thirteen weeks ended February 24, 2018 increased 50 basis points from 45.5% of net sales for the thirteen weeks ended February 25, 2017 due to a reduction in supply chain costs.
Operating expenses. Operating expenses increased $0.2 million, or 0.6%, for the thirteen week period ended February 24, 2018 compared to the thirteen week period ended February 25, 2017 due to the following:

•
Distribution. Distribution expenses increased $0.4 million, or 8.7%, for the thirteen week period ended February 24, 2018 compared to the thirteen week period ended February 25, 2017. The increase was primarily driven by higher cost to serve on a rate basis for distribution to customers.

•
Selling. Selling expenses increased $1.0 million, or 25.1%, for the thirteen week period ended February 24, 2018 compared to the thirteen week period ended February 25, 2017. The increase was driven by increased levels of customer specific in-store marketing and online activity.

•
General and administrative. General and administrative expenses increased $0.9 million for the thirteen week period ended February 24, 2018 compared to the thirteen week period ended February 25, 2017. The increase is related to additional general and administrative costs from the acquisition of Wellness Foods of $0.3 million, employee related costs of $0.2 million, book publishing and related public relations of $0.3 million, and higher public company costs.

•
Depreciation and amortization. Depreciation and amortization expenses decreased $0.5 million for the thirteen week period ended February 24, 2018 compared to the thirteen week period ended February 25, 2017. The difference is related to the change in the basis of the amortizable intangible assets revalued at the time of the Business Combination.

•
Business transaction costs. The Company recorded $1.9 million in transaction costs for the thirteen week period ended February 24, 2018, which were not incurred during the thirteen week period ended February 25, 2017.

•
Gain in fair value change of contingent consideration - TRA liability. The Company recorded $3.7 million in contingent consideration benefit for the thirteen week period ended February 24, 2018, which were not incurred during the thirteen week period ended February 25, 2017. The benefit is due to the change in the fair value of the TRA from the beneficial impact of the change in tax law. The TRA relates to the Business Combination in the prior year.

Change in warrant liabilities. For the thirteen week predecessor period ended February 25, 2017, a gain of $1.1 million was recorded which related to the fair value change in the predecessor warrant liabilities. The predecessor warrant liabilities were settled in conjunction with the Business Combination in the prior year.
Interest expense. Interest expense decreased $3.5 million for the thirteen week period ended February 24, 2018 compared to the thirteen week period ended February 25, 2017, which is the result of favorable refinance terms and reduced outstanding principal balance of long-term debt due to the Business Combination in the prior year.
Gain (loss) on foreign currency transactions. A gain of $0.6 million in foreign currency transactions was recorded for the thirteen week period ended February 24, 2018 compared to a foreign currency loss of $0.1 million for the thirteen week period ended February 25, 2017, representing a favorable change of $0.7 million. The change relates to the change in foreign currency rates related to international operations around the world.
Income tax expense. Income tax expense decreased $28.9 million, for the thirteen week period ended February 24, 2018 compared to the thirteen week period ended February 25, 2017. The difference is primarily due to the preliminary assessment of the tax law change on the Company's tax liabilities. The change in Tax Law is discussed in Note 7 of the Condensed Consolidated Financial Statements included in this Report.

Adjusted EBITDA. Adjusted EBITDA increased $0.7 million, or 3.9%, for the thirteen week period ended February 24, 2018 compared to the thirteen week period ended February 25, 2017. The increase is due to higher gross profit offset by higher operating expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Supplemental Unaudited Pro Forma Combined Thirteen Week Period Ended February 25, 2017

The following unaudited pro forma financial information has been prepared from the perspective of Atkins and its thirteen week quarter ended February 25, 2017. The unaudited pro forma income statement presents the historical consolidated statement of operations of Atkins for the thirteen weeks ended February 25, 2017, giving effect to the Business Combination as if it had occurred on August 28, 2016.

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

Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the Pro Forma Thirteen Week Period Ended February 25, 2017
(In thousands)

	Unaudited Historical (i)			Pro Forma
	(Predecessor)			Unaudited
	Thirteen Weeks Ended	Pro Forma Adjustments		Thirteen Weeks Ended
(in thousands)	February 25, 2017			February 25, 2017
Net sales	$102,308	$—		$102,308
Cost of goods sold	55,735	—		55,735
Gross profit	46,573	—		46,573

Operating Expenses:
Distribution	4,960	—		4,960
Selling	3,978	—		3,978
Marketing	10,030	—		10,030
General and administrative	11,768	335	ii	12,103
Depreciation and amortization	2,474	(560)	iii	1,914
Other expense	58	—		58
Total operating expenses	33,268	(225)		33,043

Income from operations	13,305	225		13,530

Other income (expense):
Change in warrant liabilities	(1,119)	1,119	iv	—
Interest expense	(6,566)	3,709	v	(2,857)
Gain (loss) on foreign currency transactions	(108)	—		(108)
Other income	22	—		22
Total other expense	(7,771)	4,828		(2,943)

Income before income taxes	5,534	5,053		10,587
Income tax (benefit) or expense	2,071	2,121	vi	4,192
Net income	$3,463	$2,932		$6,395

Other Financial Data (Unaudited):
Adjusted EBITDA (vii)	$18,109			$18,109

i. The amounts presented represent the Predecessor’s historical GAAP results of operations.
ii. The adjustment represents the incremental stock-based compensation expense under the new Simply Good Foods omnibus incentive plan.
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

v. The adjustment represents the expected interest expense associated with the term loan and revolving debt facilities of Simply Good Foods. The predecessor entity had $337.2 million outstanding as of August 27, 2016 while the successor entity had $200.0 million outstanding. The long-term debt of the predecessor entity accrued interest at 6.25% on the first lien and 9.75% on the second lien while the successor debt accrues interest at 3 month LIBOR and 4%. The significant reduction in outstanding principal, and lower interest rates, drive significant expense savings.

vi. Represents the effective income tax rate of 39.6%
vii. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Comparison of Unaudited Results for the Thirteen Week Period Ended February 24, 2018 and the Supplemental Pro Forma Thirteen Week Period Ended February 25, 2017

For comparative purposes, we are presenting an unaudited statement of operations for the thirteen week period ended February 24, 2018, compared to unaudited supplemental pro forma statement of operations for the thirteen week period ended February 25, 2017. The following table presents, for the periods indicated, selected information from our supplemented unaudited pro forma condensed consolidated financial results, including information presented as a percentage of net sales:

	Historical		Pro Forma
	Successor		Predecessor
	unaudited		unaudited
	13-weeks ended		13-weeks ended
(in thousands)	February 24, 2018	% of sales	February 25, 2017	% of sales
Net sales	$109,347	100.0%	$102,308	100.0%
Cost of goods sold	59,090	54.0%	55,735	54.5%
Gross profit	50,257	46.0%	46,573	45.5%

Operating Expenses:
Distribution	5,391	4.9%	4,960	4.8%
Selling	4,975	4.5%	3,978	3.9%
Marketing	10,056	9.2%	10,030	9.8%
General and administrative	12,711	11.6%	12,103	11.8%
Depreciation and amortization	1,948	1.8%	1,914	1.9%
Business transaction costs	1,877	1.7%	—	—%
Gain in fair value change of contingent consideration - TRA liability	(3,668)	(3.4)%	—	—%
Other Expense	184	0.2%	58	0.1%
Total operating expenses	33,474	30.6%	33,043	32.3%

Income from operations	16,783	15.3%	13,530	13.2%

Other income (expense):
Changes in warrant liabilities	—	—%	—	—%
Interest expense	(3,093)	(2.8)%	(2,857)	(2.8)%
Gain (loss) on foreign currency transactions	601	0.5%	(108)	(0.1)%
Other income	312	0.3%	22	—%
Total other expense	(2,180)	(2.0)%	(2,943)	(2.9)%

Income before income taxes	14,603	13.4%	10,587	10.3%
Income tax (benefit) expense	(26,791)	(24.5)%	4,192	4.1%
Net income	$41,394	37.9%	$6,395	6.3%

Other Financial Data (Unaudited):
Adjusted EBITDA	$18,807	17.2%	$18,109	17.7%

Net sales. Net sales of $109.3 million increased $7.0 million, or 6.9%, for the thirteen weeks ended February 24, 2018 compared to the pro forma thirteen weeks ended February 25, 2017. The increase in net sales was driven primarily by organic sales growth of $5.8 million driven by increased sales of our products in the U.S. and net sales associated with the addition of Wellness Foods of $1.2 million.

Cost of goods sold. Cost of goods sold increased $3.4 million, or 6.0%, for the thirteen weeks ended February 24, 2018 compared to the pro forma thirteen weeks ended February 25, 2017. The increase was primarily due to net sales growth of $3.8 million and a reduction in supply chain costs of $0.4 million.
Gross profit. Gross profit increased $3.7 million, or 7.9%, for the thirteen week period ended February 24, 2018 compared to the pro forma thirteen week period ended February 25, 2017. Gross margin of $50.3 million, or 46.0% of net sales, for the thirteen weeks ended February 24, 2018 increased 50 basis points from 45.5% of net sales for the pro forma thirteen weeks ended February 25, 2017 due to a reduction in supply chain costs.
Operating expenses. Operating expenses increased $0.4 million, or 1.3%, for the thirteen week period ended February 24, 2018 compared to the pro forma thirteen week period ended February 25, 2017 due to the following:

•
Distribution. Distribution expenses increased $0.4 million, or 8.7%, for the thirteen week period ended February 24, 2018 compared to the pro forma thirteen week period ended February 25, 2017. The increase was primarily driven by higher cost to serve on a rate basis for distribution to customers.

•
Selling. Selling expenses increased $1.0 million, or 25.1%, for the thirteen week period ended February 24, 2018 compared to the pro forma thirteen week period ended February 25, 2017. The increase was driven by increased levels of customer specific in-store marketing and online activity.

•
General and administrative. General and administrative expenses increased $0.6 million for the thirteen week period ended February 24, 2018 compared to the pro forma thirteen week period ended February 25, 2017. The increase is related to the additional general and administrative costs from acquisition of Wellness Foods of $0.3 million, book publishing and related public relations of $0.3 million, and higher public company costs.

•
Depreciation and amortization. Depreciation and amortization expenses remained consistent between the thirteen week period ended February 24, 2018 compared to the pro forma thirteen week period ended February 25, 2017. The pro forma thirteen week period ended February 25, 2017 is adjusted based on the change in the depreciable basis of intangible assets as if the Business Combination occurred at the beginning of the year.

•
Business transaction costs. The Company recorded $1.9 million in transaction costs for the thirteen week period ended February 24, 2018, which were not incurred during the thirteen week period ended February 25, 2017.

•
Gain in fair value change of contingent consideration - TRA liability. The Company recorded $3.7 million in contingent consideration benefit for the thirteen week period ended February 24, 2018, which were not incurred during the thirteen week period ended February 25, 2017. The benefit is due to the change in the fair value of the TRA from the beneficial impact of the change in tax law. The TRA relates to the Business Combination in the prior year.

Interest expense. Interest expense increased $0.2 million for the thirteen week period ended February 24, 2018 compared to the pro forma thirteen week period ended February 25, 2017, resulting from higher Libor rates associated with the Term Loan. The pro forma thirteen week period ended February 25, 2017 is adjusted based of the long-term debt of the Company as if the Business Combination occurred at the beginning of the year.
Gain (loss) on foreign currency transactions. A gain of $0.6 million in foreign currency transactions was recorded for the thirteen week period ended February 24, 2018 compared to a foreign currency loss of $0.1 million for the pro forma thirteen week period ended February 25, 2017, representing a favorable change of $0.7 million. The change relates to the change in foreign currency rates related to international operations around the world.
Income tax expense. Income tax expense decreased $31.0 million for the thirteen week period ended February 24, 2018 compared to the pro forma thirteen week period ended February 25, 2017. The difference is primarily due to the preliminary assessment of the tax law change on the Company's tax liabilities. For the thirteen week period the anticipated effective tax rate assumed within the pro forma financial statements was 39.6% compared to an actual effective tax rate of (183.5)%. The change in Tax Law is discussed in Note 7 of the Condensed Consolidated Financial Statements included in this Report.
Adjusted EBITDA. Adjusted EBITDA increased $0.7 million, or 3.9%, for the thirteen week period ended February 24, 2018 compared to the pro forma thirteen week period ended February 25, 2017. The increase is due to higher gross profit offset by higher operating expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Comparison of Unaudited Results for the Successor Period for the Twenty-Six Weeks Ended February 24, 2018 and the Predecessor Period for the Twenty-Six Weeks Ended February 25, 2017
The following unaudited table presents, for the periods indicated, selected information from our condensed consolidated financial results, including information presented as a percentage of net sales (in thousands):

	Successor		Predecessor
	unaudited		unaudited
	26-weeks ended		26-weeks ended
(in thousands)	February 24, 2018	% of Sales	February 25, 2017	% of Sales
Net sales	$215,934	100.0%	$202,111	100.0%
Cost of goods sold	112,920	52.3%	106,826	52.9%
Gross profit	103,014	47.7%	95,285	47.1%

Operating Expenses:
Distribution	10,208	4.7%	9,329	4.6%
Selling	8,878	4.1%	8,271	4.1%
Marketing	19,906	9.2%	19,236	9.5%
General and administrative	24,790	11.5%	21,699	10.7%
Depreciation and amortization	3,882	1.8%	4,927	2.4%
Business transaction costs	1,877	0.9%	—	—%
Gain in fair value change of contingent consideration - TRA liability	(3,026)	(1.4)%	—	—%
Other Expense	430	0.2%	58	—%
Total operating expenses	66,945	31.0%	63,520	31.4%

Income from operations	36,069	16.7%	31,765	15.7%

Other income (expense):
Changes in warrant liabilities	—	—%	(397)	(0.2)%
Interest expense	(6,112)	(2.8)%	(13,629)	(6.7)%
Gain (loss) on foreign currency transactions	956	0.4%	(718)	(0.4)%
Other income	398	0.2%	199	0.1%
Total other expense	(4,758)	(2.2)%	(14,545)	(7.2)%

Income before income taxes	31,311	14.5%	17,220	8.5%
Income tax (benefit) expense	(20,301)	(9.4)%	6,970	3.4%
Net income	$51,612	23.9%	$10,250	5.1%

Other financial data:
Adjusted EBITDA	$42,517	19.7%	$40,360	20.0%

Net sales. Net sales of $215.9 million increased $13.8 million, or 6.8%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. The increase in net sales was driven primarily by organic sales growth of $9.8 million driven by increased sales of our products in the U.S. and net sales associated with the addition of Wellness Foods of $4.0 million.
Cost of goods sold. Cost of goods sold increased $6.1 million, or 5.7%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. The increase was primarily due to volume growth of $7.3 million, offset by a reduction in supply chain costs of $0.7 million and product mix of $0.5 million.

Gross profit. Gross profit increased $7.7 million, or 8.1%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. Gross margin of $103.0 million, or 47.7% of net sales, for the twenty-six weeks ended February 24, 2018 increased 60 basis points from 47.1% of net sales for the twenty-six weeks ended February 25, 2017 due to a reduction in supply chain costs and favorable product mix.
Operating expenses. Operating expenses increased $3.4 million, or 5.4%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017 due to the following:

•
Distribution. Distribution expenses increased $0.9 million, or 9.4%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. The increase was primarily driven by higher cost to serve on a rate basis for distribution to customers.

•
Selling. Selling expenses increased $0.6 million, or 7.3%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. The increase was primarily driven by $1.1 million of increased levels of customer-specific marketing activity, offset by broker savings of $0.5 million.

•
Marketing. Marketing expenses increased $0.7 million, or 3.5%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. The increase in expense was primarily driven by an increase in media spending.

•
General and administrative. General and administrative expenses increased $3.1 million, or 14.2%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. The increase is related to the additional general and administrative costs from the acquisition of Wellness Foods of $0.8 million, incremental public company costs of $1.2 million, employee related costs of $0.7 million, and book publishing and related public relations of $0.3 million.

•
Depreciation and amortization. Depreciation and amortization expenses decreased $1.0 million, or 21.2%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. The difference is related to the change in the basis of the amortizable intangible assets revalued at the time of the Business Combination.

•
Business transaction costs. The Company recorded $1.9 million in transaction costs for the twenty-six weeks ended February 24, 2018, which were not incurred during the twenty-six weeks ended February 25, 2017.

•
Gain in fair value change of contingent consideration - TRA liability. The Company recorded a $3.0 million in contingent consideration gain for the twenty-six weeks ended February 24, 2018, which were not incurred during the twenty-six weeks ended February 25, 2017. The benefit is due to the change in the fair value of the TRA from the beneficial impact of the change in tax law. The TRA relates to the Business Combination in the prior year.

Change in warrant liabilities. For the predecessor twenty-six weeks ended February 25, 2017, a gain of $0.4 million was recorded which related to the fair value change in the predecessor warrant liabilities. The predecessor warrant liabilities were settled in conjunction with the Business Combination in the prior year.
Interest expense. Interest expense decreased $7.5 million for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017, which is the result of favorable refinance terms and reduced outstanding principal balance of long-term debt originated with the Business Combination in the prior year.
Gain (loss) on foreign currency transactions. A gain of $1.0 million in foreign currency transactions was recorded for the twenty-six weeks ended February 24, 2018 compared to a foreign currency loss of $0.7 million for the twenty-six weeks ended February 25, 2017, representing a favorable change of $1.7 million. The change relates to the change in foreign currency rates related to international operations around the world.
Income tax expense. Income tax expense decreased $27.3 million or 391.3%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. The difference is primarily due to the preliminary assessment of the tax law change on the Company's tax liabilities. The change in Tax Law is discussed in Note 7 of the Condensed Consolidated Financial Statements included in this Report.

Adjusted EBITDA. Adjusted EBITDA increased $2.2 million, or 5.3%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. The increase is due to higher gross profit offset by higher operating expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Supplemental Unaudited Pro Forma Combined Twenty-Six Week Period Ended February 25, 2017

The following unaudited pro forma financial information has been prepared from the perspective of Atkins and for the twenty-six weeks ended February 25, 2017. The unaudited pro forma income statement presents the historical consolidated statement of operations of Atkins for the twenty-six weeks ended February 25, 2017, giving effect to the Business Combination as if it had occurred on August 28, 2016.

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

Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the Pro Forma Twenty-Six Week Period Ended February 25, 2017
(In thousands)

	Unaudited Historical (i)			Pro Forma
	(Predecessor)			Unaudited
	26-weeks ended	Pro Forma Adjustments		26-weeks ended
(in thousands)	February 25, 2017			February 25, 2017
Net sales	$202,111	$—		$202,111
Cost of goods sold	106,826	—		106,826
Gross profit	95,285	—		95,285

Operating Expenses:
Distribution	9,329	—		9,329
Selling	8,271	—		8,271
Marketing	19,236	—		19,236
General and administrative	21,699	681	ii	22,380
Depreciation and amortization	4,927	(1,121)	iii	3,806
Other expense	58	—		58
Total operating expenses	63,520	(440)		63,080

Income from operations	31,765	440		32,205

Other income (expense):
Change in warrant liabilities	(397)	397	iv	—
Interest expense	(13,629)	7,674	v	(5,955)
Gain (loss) on foreign currency transactions	(718)	—		(718)
Other income	199	—		199
Total other expense	(14,545)	8,071		(6,474)

Income before income taxes	17,220	8,511		25,731
Income tax (benefit) or expense	6,970	3,219	vi	10,189
Net income	$10,250	$5,292		$15,542

Other Financial Data (Unaudited):
Adjusted EBITDA (vii)	$40,360			$40,360

i. The amounts presented represent the Predecessor’s historical GAAP results of operations.
ii. The adjustment represents the incremental stock-based compensation expense under the new Simply Good Foods omnibus incentive plan.
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

v. The adjustment represents the expected interest expense associated with the term loan and revolving debt facilities of Simply Good Foods. The predecessor entity had $337.2 million outstanding as of August 27, 2016 while the successor entity had $200.0 million outstanding. The long-term debt of the predecessor entity accrued interest at 6.25% on the first lien and 9.75% on the second lien while the successor debt accrues interest at 3 month LIBOR and 4%. The significant reduction in outstanding principal, and lower interest rates, drive significant expense savings.

vi. Represents the effective income tax rate of 39.6%
vii. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Comparison of Unaudited Results for the Twenty-Six Week Period Ended February 24, 2018 and the Supplemental Pro Forma Twenty-Six Week Period Ended February 25, 2017

For comparative purposes, we are presenting an unaudited statement of operations for the twenty-six week period ended February 24, 2018, compared to unaudited supplemental pro forma statement of operations for the twenty-six week period ended February 25, 2017. The following table presents, for the periods indicated, selected information from our supplemented unaudited pro forma condensed consolidated financial results, including information presented as a percentage of net sales:

	Historical		Pro Forma
	Successor		Predecessor
	unaudited		unaudited
	26-weeks ended		26-weeks ended
(in thousands)	February 24, 2018	% of sales	February 25, 2017	% of sales
Net sales	$215,934	100.0%	$202,111	100.0%
Cost of goods sold	112,920	52.3%	106,826	52.9%
Gross profit	103,014	47.7%	95,285	47.1%

Operating Expenses:
Distribution	10,208	4.7%	9,329	4.6%
Selling	8,878	4.1%	8,271	4.1%
Marketing	19,906	9.2%	19,236	9.5%
General and administrative	24,790	11.5%	22,380	11.1%
Depreciation and amortization	3,882	1.8%	3,806	1.9%
Business transaction costs	1,877	0.9%	—	—%
Gain in fair value change of contingent consideration - TRA liability	(3,026)	(1.4)%	—	—%
Other Expense	430	0.2%	58	—%
Total operating expenses	66,945	31.0%	63,080	31.2%

Income from operations	36,069	16.7%	32,205	15.9%

Other income (expense):
Changes in warrant liabilities	—	—%	—	—%
Interest expense	(6,112)	(2.8)%	(5,955)	(2.9)%
Gain (loss) on foreign currency transactions	956	0.4%	(718)	(0.4)%
Other income	398	0.2%	199	0.1%
Total other expense	(4,758)	(2.2)%	(6,474)	(3.2)%

Income before income taxes	31,311	14.5%	25,731	12.7%
Income tax (benefit) expense	(20,301)	(9.4)%	10,189	5.0%
Net income	$51,612	23.9%	$15,542	7.7%

Other Financial Data (Unaudited):
Adjusted EBITDA	$42,517	19.7%	$40,360	20.0%

Net sales. Net sales of $215.9 million increased $13.8 million, or 6.8%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. The increase in net sales was driven primarily by organic sales growth of $9.8 million driven by increased sales of our products in the U.S. and net sales associated with the addition of Wellness Foods of $4.0 million.

Cost of goods sold. Cost of goods sold increased $6.1 million, or 5.7%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. The increase was primarily due to volume growth of $7.3 million, offset by a reduction in supply chain costs of $0.7 million and product mix of $0.5 million.
Gross profit. Gross profit increased $7.7 million, or 8.1%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. Gross margin of $103.0 million, or 47.7% of net sales, for the twenty-six weeks ended February 24, 2018 increased 60 basis points from 47.1% of net sales for the twenty-six weeks ended February 25, 2017 due to a reduction in supply chain costs and favorable product mix.
Operating expenses. Operating expenses increased $3.9 million, or 6.1%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017 due to the following:

•
Distribution. Distribution expenses increased $0.9 million, or 9.4%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. The increase was primarily driven by higher cost to serve on a rate basis for distribution to customers.

•
Selling. Selling expenses increased $0.6 million, or 7.3%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. The increase was primarily driven by $1.1 million of increased levels of customer-specific marketing activity, offset by broker savings of $0.5 million.

•
Marketing. Marketing expenses increased $0.7 million, or 3.5%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. The increase in expense was primarily driven by an increase in media spending.

•
General and administrative. General and administrative expenses increased $2.4 million, or 10.8%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. The increase is related to additional general and administrative costs from the acquisition of Wellness Foods of $0.8 million, incremental public company costs of $1.2 million, book publishing and related public relations of $0.3 million.

•
Depreciation and amortization. Depreciation and amortization expenses increased $0.1 million, or 2.0%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. The difference is related to the change in the basis of the amortizable intangible assets revalued at the time of the Business Combination.

•
Business transaction costs. The Company recorded $1.9 million in transaction costs for the twenty-six weeks ended February 24, 2018, which were not incurred during the twenty-six weeks ended February 25, 2017.

•
Gain in fair value change of contingent consideration - TRA liability. The Company recorded $3.0 million in contingent consideration gain for the twenty-six weeks ended February 24, 2018, which were not incurred during the twenty-six weeks ended February 25, 2017. The benefit is due to the change in the fair value of the TRA from the beneficial impact of the change in tax law. The TRA relates to the Business Combination in the prior year.

Interest expense. Interest expense increased $0.2 million for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017, resulting from higher Libor rates associated with the Term Loan. The pro forma twenty-six weeks ended February 25, 2017 is adjusted based of the long-term debt of the Company as if the Business Combination occurred at the beginning of the year.
Gain (loss) on foreign currency transactions. A gain of $1.0 million in foreign currency transactions was recorded for the twenty-six weeks ended February 24, 2018 compared to a foreign currency loss of $0.7 million for the twenty-six weeks ended February 25, 2017, representing a favorable change of $1.7 million. The change relates to the change in foreign currency rates related to international operations around the world.

Income tax expense. Income tax expense decreased $30.5 million, or 299.2%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. The difference is primarily due to the preliminary assessment of the tax law change on the Company's tax liabilities. For the thirteen week period the anticipated effective tax rate assumed within the pro forma financial statements was 39.6% compared to an actual effective tax rate of (64.8)%. The change in Tax Law is discussed in Note 7 of the Condensed Consolidated Financial Statements included in this Report.
Adjusted EBITDA. Adjusted EBITDA increased $2.2 million, or 5.3%, for the twenty-six weeks ended February 24, 2018 compared to the twenty-six weeks ended February 25, 2017. The increase is due to higher gross profit offset by higher operating expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.
Reconciliation of Adjusted EBITDA
Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines Adjusted EBITDA (earnings before interest, tax, depreciation, and amortization) as net income (loss) before interest expense, income tax expense, depreciation and amortization with further adjustments to exclude the following items: stock-based compensation and warrant expense, transaction costs and IPO readiness costs, restructuring costs, management fees, frozen media licensing fees, transactional exchange impact, change in fair value of contingent consideration - TRA liability, and other non-core expenses. The Company believes that the inclusion of these supplementary adjustments in presenting Adjusted EBITDA are appropriate to provide additional information to investors and reflects more accurately operating results of the on-going operations. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in calculation.
The following unaudited tables below provides a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, which is net income (loss), for the thirteen week periods ended February 24, 2018 (Successor), February 25, 2017 (Predecessor), and pro forma period ended February 25, 2017.

Adjusted EBITDA Reconciliation: (in thousands)	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirteen Weeks Ended
	February 24, 2018	February 25, 2017	February 25, 2017
	(Successor)	(Predecessor)	(Pro Forma)
Net income	$41,394	$3,463	$6,395
Interest	3,093	6,566	2,857
Taxes Expense (Gain)	(26,791)	2,071	4,192
Depreciation/Amortization	1,948	2,474	1,914
EBITDA	19,644	14,574	15,358
Business transaction costs	1,877	—	—
Stock-based compensation and warrant expense	899	1,656	872
Transaction Fees / IPO Readiness	—	548	548
Restructuring	184	57	57
Roark Management Fee	—	551	551
Frozen Licensing Media	62	335	335
Non-core legal costs	403	272	272
Gain in fair value change of contingent consideration - TRA liability	(3,668)	—	—
Other (1)	(594)	116	116
Adjusted EBITDA	$18,807	$18,109	$18,109
_____________________ (1) Other items consist principally of exchange impact of foreign currency transactions as well as minor impacts of channel inventory returns

The following unaudited tables below provides a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, which is net income (loss), for the twenty-six week periods ended February 24, 2018 (Successor), February 25, 2017 (Predecessor), and pro forma period ended February 25, 2017.

Adjusted EBITDA Reconciliation: (in thousands)	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	February 24, 2018	February 25, 2017	February 25, 2017
	(Successor)	(Predecessor)	(Pro Forma)
Net income	$51,612	$10,250	$15,542
Interest	6,112	13,629	5,955
Taxes Expense (Gain)	(20,301)	6,970	10,189
Depreciation/Amortization	3,882	4,927	3,806
EBITDA	41,305	35,776	35,492
Business transaction costs	1,877	—	—
Stock-based compensation and warrant expense	1,967	1,460	1,744
Transaction Fees / IPO Readiness	—	556	556
Restructuring	430	57	57
Roark Management Fee	—	981	981
Frozen Licensing Media	125	335	335
Non-core legal costs	779	455	455
Gain in fair value change of contingent consideration - TRA liability	(3,026)	—	—
Other (1)	(940)	740	740
Adjusted EBITDA	$42,517	$40,360	$40,360
_____________________ (1) Other items consist principally of exchange impact of foreign currency transactions as well as minor impacts of channel inventory returns

Liquidity and Capital Resources

Overview

We have historically funded our operations with cash flow from operations and, when needed, with borrowings under our credit facilities. Our principal uses for liquidity have been debt service and working capital. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur as a public company for at least the next twelve months.

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

Debt and Credit Facilities

On July 7, 2017, the Company entered into a Credit Agreement with Barclays Bank PLC and other parties. The Credit Agreement provides for a term facility of $200.0 million (“Term Facility”) with a seven year maturity, and a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five year maturity, in each case under the first lien senior secured loan facilities (the “First Lien”). Substantially concurrently with the consummation of the Business Combination, the full $200.0 million of the first lien term loan (the “Term Loan”) were drawn, and no revolving loans were drawn. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) the Eurocurrency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for Term Loan or (y) 2.00% margin for Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for Term Loan and is subject to a floor of 1.00% or (y) 3.00% margin for Revolving Credit Facility. The applicable margin for Revolving Credit Facility will be adjusted after the completion of the Company’s first full fiscal quarter after the closing of the Business Combination based upon the Company’s consolidated First Lien net leverage ratio. As security for the payment or performance of its debt, the Company has pledged certain equity interests in its subsidiaries.

The First Lien is subject to mandatory prepayments based on contractual terms. With respect to the Term Loan, prior to the six-month anniversary of the Closing Date as of July 7, 2017, a 1.00% prepayment premium is payable by the Company in connection with certain repricing events. The Company may also voluntarily prepay outstanding loans at any time.

The credit facilities governing our debt arrangements contain certain financial and other covenants. The revolving credit facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the credit facilities) contingent on credit extensions in excess of 30% of the total amount of commitments available under the revolving credit facility, and limitations on our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions, and investments, consolidations, mergers, reorganizations and other fundamental changes payment of dividends and other distributions to equity and warrant holders and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The credit facilities governing our debt arrangements bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. As the Company has not drawn on the revolving credit facility as of February 24, 2018, no debt covenants were applicable as of the period then ended.

As of February 24, 2018, the outstanding principal balances of the Term Loan was $199.5 million, and no draws have been made on the $75.0 million Revolving Credit Facility.

Effective March 16, 2018 (the “Effective Date”), Atkins Nutritionals, Inc., Atkins Nutritionals Holdings, Inc., Atkins Nutritionals Holdings II, Inc. and NCP-ATK Holdings, Inc. (collectively, the “Borrower”), each an indirect wholly-owned subsidiary of Simply Good Foods, entered into an amendment (the “Repricing Amendment”) to that certain Credit Agreement, dated as of July 7, 2017, among the Borrower, Barclays Bank PLC (the “Agent”) and the other loan parties and lenders party thereto.

     As a result of the Repricing Amendment, the interest rate on the outstanding $200 million Term Loan was reduced and, effective as of the Effective Date, such loans bear interest at a rate equal to, at the Borrower’s option, either LIBOR plus an applicable margin of 3.50% or a base rate plus an applicable margin of 2.50%. With respect to the Term Loan, prior to the six-month anniversary of the Effective Date, a 1.00% prepayment premium is payable by the Borrower in connection with certain repricing events. Other than the prepayment premiums and penalties described above and the payment of customary “breakage” costs, the Borrower may voluntarily prepay outstanding loans at any time. The Repricing Amendment did not change the interest rate on the Revolving Credit Facility. The Revolving Credit Facility will continue to bear interest based upon the Borrower’s consolidated first lien net leverage ratio as of the last financial statements delivered to the Agent. No additional debt was incurred, or any proceeds received, by the Borrower in connection with the Repricing Amendment.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	February 24, 2018	February 25, 2017
	(Successor)	(Predecessor)
Net cash provided by operating activities	$25,351	$19,387
Net cash used in investing activities	$(2,643)	$(21,323)
Net cash used in financing activities	$(269)	$(3,477)

Operating activities. Our net cash provided by operating activities was $25.4 million for the successor period ended February 24, 2018, an increase of $6.0 million, compared to net cash provided by operating activities of $19.4 million for the predecessor period ended February 25, 2017. The primary difference driving the growth is higher income before taxes. The Company has $79.0 million in cash and cash equivalents as of February 24, 2018 which is sufficient to satisfy current liabilities, current maturities of long-term debt, and the interest payments associated with them.
Investing activities. Our net cash used in investing activities was $2.6 million for the successor period ended February 24, 2018, which was a decrease in cash used of $18.7 million compared to the investing activities for the predecessor period ended February 25, 2017. The change was due to a significant investment in capital for the Wellness Foods acquisition in the prior year predecessor period compared to the working capital adjustment paid in the current year related to the Business Combination and a minor increase in purchases of property, plant and equipment.
Financing activities. Our net cash used in financing activities primarily relate to the repayment of principal of debt and was $0.3 million for the successor period ended February 24, 2018, compared to $3.5 million for the predecessor period ended February 25, 2017.

Off-Balance Sheet Arrangements
As of February 24, 2018, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
The following table summarizes our expected material contractual payment obligations as of February 24, 2018.

	Payments due by period
Contractual Obligations ($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$199,500	$2,000	$4,000	$4,000	$189,500
Operating leases (1)	10,081	2,580	4,334	2,734	433
Interest payments	71,350	10,712	22,884	20,671	17,083
Total	$280,931	$15,292	$31,218	$27,405	$207,016
_______________

(1)
As of February 24, 2018, the Company is obligated under multiple non-cancelable operating leases, which continue through 2023. Rent expenses, inclusive of real estate taxes, utilities and maintenance incurred under operating leases, are included in general and administrative expenses in the Company’s consolidated statements of operations. For the thirteen weeks ended February 24, 2018 and February 25, 2017, rent expenses for the successor entity were $0.6 million and for the predecessor entity were $0.3 million, respectively. For the twenty-six weeks ended February 24, 2018 and February 25, 2017, rent expenses for the successor entity were $1.2 million and for the predecessor entity were $0.9 million, respectively.

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

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law. The change in the tax law will be partially effective in our current 2018 fiscal year and fully effective in our 2019 fiscal year. The primary impacts to the Company include repeal of the alternative minimum tax regime, decrease of the corporate income tax rate structure, and net operating loss limitations.  These changes will have a material impact to the value of deferred tax assets and liabilities, the value of the Company’s TRA, and the Company’s future taxable income and effective tax rate.

Additionally, our preliminary assessment indicates the enacted changes in the corporate tax rate and calculation of taxable income will have a favorable effect on our financial condition, profitability, and cash flows. As of February 24, 2018, the Company has booked provisional estimates of the impacts of the Tax Cuts and Jobs Act with the help of its professional advisers. Until such analysis is complete, the full impact of the new tax law on the Company in future periods is uncertain, and no assurances can be made by the Company on any potential impacts. Refer to Note 7 of our Condensed Consolidated Financial Statements in this filing for further information regarding recently issued law.

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk exposure during the thirteen week period ended February 24, 2018.  For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 24, 2018. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable but not absolute assurance that the objectives of the disclosure controls and procedures are met. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

The design and implementation of internal control over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. We were engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combination. Except for the activities described above, there have been no changes in our internal control over financial reporting during the twenty-six week period ended February 24, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law. The change in the tax law will be partially effective in our current 2018 fiscal year and fully effective in our 2019 fiscal year. The primary impacts to the Company include repeal of the alternative minimum tax regime, decrease of the corporate income tax rate structure, and net operating loss limitations.  These changes will have a material impact to the value of deferred tax assets and liabilities, the value of the Company’s TRA, and the Company’s future taxable income and effective tax rate.

Additionally, our preliminary assessment indicates the enacted changes in the corporate tax rate and calculation of taxable income will have a favorable effect on our financial condition, profitability, and cash flows. As of February 24, 2018, the Company has booked provisional estimates of the impacts of the Tax Cuts and Jobs Act with the help of its professional advisers. Until such analysis is complete, the full impact of the new tax law on the Company in future periods is uncertain, and no assurances can be made by the Company on any potential impacts. Refer to Note 7 of our Condensed Consolidated Financial Statements in this filing for further information regarding recently issued law.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 13, 2017).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 13, 2017).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form S-4 filed on June 12, 2017).
4.2
Warrant Agreement, dated July 14, 2016, between Conyers Park Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to the Current Report on Form 8-K filed by Conyers Park Acquisition Corp. on July 20, 2016 (File No. 001-37828)).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 13, 2017).
10.1
Repricing Amendment, dated March 16, 2018, among Atkins Nutritionals, Inc., Atkins Nutritionals Holdings II, Inc. and NCP-ATK Holdings, Inc., Barclays Bank PLC and other Loan Parties and Lenders Party thereto. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2018).

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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	April 10, 2018	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)