Form 10-Q
period 2018-05-26
Simply Good Foods Co
filed 2018-07-10
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 26, 2018
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
1225 17th Street, Suite 1000
Denver, CO 80202
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

As of June 29, 2018, there were 70,582,573 shares of common stock, par value $0.01 per share, issued and outstanding.

The Simply Good Foods Company and Subsidiaries

FORM 10-Q
FOR THE QUARTER ENDED MAY 26, 2018

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share data)

	May 26, 2018	August 26, 2017
	(Successor)	(Successor)
Assets
Current assets:
Cash and cash equivalents	$88,361	$56,501
Accounts receivable, net	41,661	37,181
Inventories	24,955	29,062
Prepaid expenses	4,216	2,904
Other current assets	10,911	8,263
Total current assets	170,104	133,911

Long-term assets:
Property and equipment, net	2,460	2,105
Intangible assets, net	314,270	319,148
Goodwill	471,427	465,030
Other long-term assets	2,294	2,294
Total assets	$960,555	$922,488

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,127	$14,859
Accrued interest	527	561
Accrued expenses and other current liabilities	15,054	15,042
Current portion of TRA liability	2,579	2,548
Current maturities of long-term debt	664	234
Total current liabilities	28,951	33,244

Long-term liabilities:
Long-term debt, less current maturities	191,084	191,856
Long-term portion of TRA liability	25,325	23,127
Deferred income taxes	55,033	75,559
Total liabilities	300,393	323,786
See commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 70,582,573 and 70,562,477 issued and outstanding, respectively	706	706
Additional paid-in-capital	613,350	610,138
Retained earnings (accumulated deficit)	46,588	(12,161)
Accumulated other comprehensive (loss) income	(482)	19
Total stockholders' equity	660,162	598,702
Total liabilities and stockholders' equity	$960,555	$922,488
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net sales	$107,233	$96,503	$323,167	$298,614
Cost of goods sold	55,949	52,933	168,869	159,759
Gross profit	51,284	43,570	154,298	138,855

Operating expenses:
Distribution	4,656	4,084	14,864	13,413
Selling	4,972	4,350	13,850	12,621
Marketing	10,999	9,733	30,905	28,969
General and administrative	14,158	12,276	38,948	33,975
Depreciation and amortization	1,911	2,482	5,793	7,409
Business transaction costs	35	—	1,912	—
Loss (gain) in fair value change of contingent consideration - TRA liability	614	—	(2,412)	—
Other expense	137	17	567	75
Total operating expenses	37,482	32,942	104,427	96,462

Income from operations	13,802	10,628	49,871	42,393

Other income (expense):
Change in warrant liabilities	—	1,119	—	722
Interest expense	(3,057)	(6,430)	(9,169)	(20,059)
(Loss) gain on foreign currency transactions	(837)	724	119	6
Other income	77	83	475	282
Total other expense	(3,817)	(4,504)	(8,575)	(19,049)

Income before income taxes	9,985	6,124	41,296	23,344
Income tax expense (benefit)	2,848	1,777	(17,453)	8,747
Net income	$7,137	$4,347	$58,749	$14,597

Other comprehensive income:
Foreign currency translation adjustments	299	(805)	(501)	(389)
Comprehensive income	$7,436	$3,542	$58,248	$14,208

Earnings per share from net income:
Basic	$0.10		$0.83
Diluted	$0.10		$0.81
Weighted average shares outstanding:
Basic	70,582,573		70,578,687
Diluted	73,466,285		72,907,141
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirty-Nine Weeks Ended
	May 26, 2018	May 27, 2017
	(Successor)	(Predecessor)
Operating activities
Net income	$58,749	$14,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,793	7,409
Amortization of deferred financing costs and debt discount	977	1,474
Stock compensation expense	2,981	1,871
Change in warrant liabilities	—	(722)
Gain in fair value change of contingent consideration - TRA liability	(2,412)	—
Unrealized gain (loss) on foreign currency transactions	119	(111)
Deferred income taxes	(20,876)	(1,128)
Loss on disposal of property and equipment	77	—
Changes in operating assets and liabilities:
Accounts receivable, net	(4,812)	8,289
Inventories	4,003	(1,110)
Prepaid expenses	(1,296)	(399)
Other current assets	(2,334)	(7,964)
Accounts payable	(4,676)	(1,168)
Accrued interest	(34)	(490)
Accrued expenses and other current liabilities	203	(1,846)
Other	(239)	39
Net cash provided by operating activities	36,223	18,741

Investing activities
Purchases of property and equipment	(1,347)	(421)
Acquisition of business, net of cash acquired	(1,757)	(21,039)
Net cash used in investing activities	(3,104)	(21,460)

Financing activities
Proceeds from option exercises	—	109
Cash received from warrant exercises	231	—
Deferred financing costs	(319)	—
Principal payments of long-term debt	(1,000)	(53,586)
Net cash used in financing activities	(1,088)	(53,477)

Cash and cash equivalents
Net increase (decrease) in cash	32,031	(56,196)
Effect of exchange rate on cash	(171)	(133)
Cash at beginning of period	56,501	78,492
Cash and cash equivalents at end of period	$88,361	$22,163

Supplemental disclosures of cash flow information
Cash paid for interest	$8,226	$18,949
Cash paid for taxes	$2,098	$12,371
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

The Simply Good Foods Company (“Simply Good Foods”) was formed by Conyers Park on March 30, 2017. On April 10, 2017, Conyers Park and NCP-ATK Holdings, Inc. (“Atkins”) announced that they entered into a definitive merger agreement (the “Merger Agreement”). On July 7, 2017 (the “Closing Date”), pursuant to the Merger Agreement, Conyers Park merged into Simply Good Foods, which acquired Atkins. As a result, both entities became wholly-owned subsidiaries of Simply Good Foods (the "Business Combination"). Simply Good Foods was listed on the NASDAQ Capital Market under the symbol “SMPL” upon consummation of the Business Combination. Atkins was formerly owned by Roark Capital Management, LLC (“Roark”).

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to Atkins and its subsidiaries for periods prior to the completion of the Business Combination, and Simply Good Foods and its subsidiaries for periods upon or after the completion of the Business Combination.

The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The Company maintains its accounting records on a 52/53-week fiscal year.

The financial information presented within our consolidated financial statements has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial statements include condensed consolidated balance sheets for the successor entity for the periods ended May 26, 2018 and August 26, 2017. The remaining financial statements include the successor thirteen and thirty-nine week periods ended May 26, 2018 and the predecessor thirteen and thirty-nine week periods ended May 27, 2017.

Description of Business

Simply Good Foods operates in the healthy snacking category. The Atkins® brand focuses on an approach to eating that advocates reduced levels of refined carbohydrates and refined sugars, and encourages the consumption of lean protein, fiber, fruits, vegetables, and good fats. The Company sells a variety of nutrition bars, Ready to Drink (“RTD”) shakes, snacks and confectionery products designed around the nutrition principles of the Atkins eating approach. In addition to snacking products, we have granted a license for frozen meals sold in the United States.

Seasonality

The Company has experienced in the past, and expects to continue to experience, seasonal fluctuations in sales as a result of consumer spending patterns. Historically, sales have been greatest in the first calendar quarter as the Company sells product to retail locations, which sell to consumers in the second fiscal quarter primarily driven by the post-holiday resolution season. The Company has also seen minimal seasonality in the summer and back-to-school shopping seasons in the third and fourth fiscal quarters, respectively. The period of the lowest sales has historically been the fourth fiscal quarter. The Company believes these consumer spending patterns are driven primarily by the predisposition of consumers to adjust their approach to nutrition at certain times of the year as well as the timing of the Company’s advertising linked with key customer promotion windows.

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements and related notes (“Interim Statements”) of the Company and its subsidiaries are unaudited. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for fair presentation have been included. The results reported in these Interim Statements are not necessarily indicative of the results that may be reported for the entire year. These Interim Statements should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended August 26, 2017, included in our Annual Report on Form 10-K (“Annual Report”), filed on November 9, 2017. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted.

2. Summary of Significant Accounting Policies

Refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report for a description of significant accounting policies.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) into law. The change in the tax law will be partially effective in the current 2018 fiscal year and fully effective in the 2019 fiscal year. The primary impacts to the Company include repeal of the alternative minimum tax regime, decrease of the corporate income tax rate structure, and net operating loss limitations. These changes will have a material impact to the value of deferred tax assets and liabilities, the value of the Company’s Tax Receivable Agreement (the “TRA”), and the Company’s future taxable income and effective tax rate. Refer to Note 7, Income Taxes, below for further information regarding the recently issued law.

Other than the Tax Act, there have not been any significant changes to our significant accounting policies since August 26, 2017.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The objective of ASU No. 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the implementation of ASU No. 2014-09 by one year to fiscal years and interim periods within those years beginning after December 15, 2017. An entity may elect to early adopt as of the original effective date, fiscal years and interim periods within those years beginning after December 15, 2016. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, which provides additional clarification regarding identifying performance obligations and licensing. In December 2016, the FASB issued ASU No. 2016-19, 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These ASUs will replace most existing revenue recognition guidance in GAAP and, due to the Business Combination, will be effective for the Company beginning in fiscal 2019. The standard permits the use of either the retrospective or modified retrospective (cumulative effect) transition method.

The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company is currently evaluating recently issued guidance against contracts with key customers. The Company believes the key changes in the standard that impact revenue recognition relate to the recognition of customer programs and incentive offerings, including special pricing agreements, price protection, promotion, and other volume-based incentives. Based on our preliminary review, we do not expect adoption to have a material impact on our consolidated financial statements but further work to substantiate this preliminary conclusion is underway. We will determine the transition method to apply and the implications of using the full retrospective or modified retrospective approach after this additional work is concluded.

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

3. Business Combination

Acquisition of Atkins

Upon the consummation of the Business Combination, and through a number of sub-mergers discussed in Note 1 above, Conyers Park merged into Simply Good Foods which subsequently acquired, and obtained control over Atkins. As a result of the Business Combination, Simply Good Foods is the acquirer for accounting purposes, and Atkins is the acquiree and accounting predecessor. The Company’s financial statement presentation distinguishes a “Predecessor” for Atkins for periods prior to the Closing Date. The Company is the “Successor” for periods after the Closing Date, which includes consolidation of Atkins subsequent to the Business Combination. The Business Combination was accounted for using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. The historical financial information of Conyers Park, prior to the Business Combination, is not reflected in the Predecessor financial statements as those amounts are considered de-minimis. The financial statements of Conyers Park are included in the post-merger Successor entity, which includes balance sheet and equity items of Conyers Park assumed by Simply Good Foods through the transaction. As a result of the application of the acquisition method of accounting as of the Closing Date, the financial statements for the Predecessor period and for the Successor period are presented on a different basis of accounting and are therefore not comparable.

The Business Combination was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, Fair Value Measurements, as of the Closing Date. Consistent with the acquisition method of accounting, the assets acquired and liabilities assumed from Atkins have been recorded at their respective fair values and added to those of Conyers Park. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date.

The Business Combination was funded by Conyers Park through a combination of cash, stock, and debt financing. Cash sources of funding included $404.0 million of cash held in Conyers Park’s trust account, $100.0 million from private placement equity issuance, $200.0 million in new term loan debt, and $0.2 million of cash on hand at Conyers Park. Upon the close of the transaction, a total of $8.1 million was paid in debt issuance costs related to the new term loan, $8.1 million was paid in deferred equity issuance costs related to the original IPO of Conyers Park, $3.0 million was paid related to the private placement equity issuance costs, and $12.4 million of cash was paid in acquisition-related transaction costs incurred by Conyers Park. As an integrated part of the closing of the Business Combination, $284.0 million of cash was paid to retire the predecessor long-term debt of Atkins. The acquisition-related transaction costs incurred by Conyers Park are reflected within the opening accumulated deficit within the Simply Good Foods consolidated statement of stockholder’s equity. In the first quarter of fiscal 2018, per the terms of the Merger Agreement, Simply Good Foods paid a working capital adjustment of $1.8 million to the former owners of Atkins, which resulted in an increase to the previously recognized Goodwill.

Upon completion of the purchase accounting as of the close of the transaction, Roark received approximately $821.6 million in total consideration. A total of $673.8 million of cash consideration was paid to acquire Atkins. The total consideration is inclusive of 10.2 million shares of common stock of Simply Good Foods valued at $11.47 per share, or $117.6 million in equity consideration at fair value. Roark is also entitled to future cash payments pursuant to the TRA, which had a preliminary estimated fair value of $25.7 million as of the close of the Business Combination. During the second quarter, we completed the valuation of the TRA. The finalized TRA resulted in incremental contingent consideration of $4.6 million, the inclusion of which increased the initial fair value of TRA consideration to $30.3 million. The increase in consideration also increased Goodwill by $4.6 million to $471.4 million. The TRA obligation is recorded at fair value and is classified as a liability. The TRA provides for the payment by Simply Good Foods to Roark for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Simply Good Foods, Conyers Park, Atkins and Atkins’ eligible subsidiaries from the use of up to $100 million of the following tax attributes: (i) net operating losses available to be carried forward as of the close of the Business Combination, (ii) certain deductions generated by the consummation of the business transaction, and (iii) remaining depreciable tax basis from the 2003 acquisition of Atkins Nutritionals, Inc. Subsequent changes in the fair value of the TRA contingent consideration will be recognized in earnings. As of May 26, 2018, the estimated fair value of prospective contingent payments is $27.9 million, which represents 100% of the value of the recorded tax attributes (refer to Note 7, Income Taxes, for additional discussion on the TRA).

As disclosed in the Annual Report, the predecessor financial statements of historical Atkins included business combination related seller costs of $2.0 million related to legal costs, $8.6 million of contingent success fees to an investment banker providing advisory services triggered by the transaction, and $13.8 million of contingent change-in-control bonuses. These seller costs were incurred during the fourth quarter of fiscal 2017 and were recorded within Business combination transaction costs in the Statements of Operations and Comprehensive Income as disclosed in the Annual Report.

The following summarizes the fair value of the Business Combination.

(In thousands)
Cash paid	$673,763
Equity consideration paid to selling equity holders (a)	117,567
Total cash and equity consideration	791,330
TRA to selling equity holders	30,315
Total consideration	$821,645

(1) Equity consideration paid is summarized below:

(In thousands, except equity per share data)
Shares of Simply Good Foods paid to former equity holders of Atkins	10,250
Fair value of SMPL equity per share	$11.47
Equity consideration paid	$117,567

The fair value of these units was determined as follows:

Per share price based on the market price on the day of the close	$11.47

The Company has recorded the final allocation of the purchase price to Predecessor’s tangible and identified intangible assets acquired and liabilities assumed, based on their fair values as of the closing date. The July 7, 2017 fair value is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$71,181
Accounts receivable, net	31,507
Inventories	33,023
Prepaid assets	1,781
Other current assets	13,466
Property and equipment, net	1,793
Intangible assets, net (1)	320,000
Other long-term assets	2,224
Liabilities assumed:
Accounts payable	(12,187)
Other current liabilities	(36,498)
Deferred income taxes (2)	(76,072)
Total identifiable net assets	350,218
Goodwill (1)(3)	471,427
Total assets acquired and liabilities assumed	$821,645

(1)
Goodwill and intangible assets were recorded at fair value consistent with ASC 820 as a result of the Business Combination. Intangible assets consist of brands and trademarks, customer relationships, proprietary recipes and formulas, and licensing agreements. The useful lives of the intangible assets are disclosed in Note 4. The fair value measurement of the assets and liabilities were based on significant inputs not observable in the market, and thus, represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals, and market comparable data and companies.

(2)	As a result of the increase in the fair value of the intangible asset, the deferred income taxes were stepped-up by $50.7 million.

(3)	Amounts recorded for goodwill are generally not expected to be deductible for tax purposes.

Unaudited Pro Forma Financial Information

The following unaudited pro forma combined financial information presents combined results of Conyers Park and Atkins as if the Business Combination had occurred at the beginning of fiscal year 2017:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	May 27, 2017	May 27, 2017
Revenue	$96,503	$298,614
Gross profit	$43,570	$138,855
Net income	$5,319	$20,732

These pro forma combined results include certain adjustments, primarily due to decreases in amortization expense related to the changes in useful lives of intangible assets and decreases in interest expense due to the refinancing of Atkins debt. The pro forma financial information is not intended to represent or be indicative of the actual results of operations of the combined entity that would have been reported had the Business Combination been completed at the beginning of fiscal year 2017, nor is it representative of future operating results of the Company.

4. Goodwill and Intangibles

The following table presents the changes in Goodwill:

Balance as of August 26, 2017 (Successor)	$465,030
Goodwill working capital adjustment	1,757
Measurement period adjustment of the Business Combination	4,640
Balance as of May 26, 2018 (Successor)	$471,427

Changes in the Company’s Goodwill from August 26, 2017 to May 26, 2018 the result of finalization of the acquisition method of accounting as described in Note 3 above. There were no impairment charges related to goodwill during these periods or since the inception of the Company.

Intangible assets, net in our condensed consolidated balance sheets consist of the following:

Successor		May 26, 2018
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	3,465	55,535
Proprietary recipes and formulas	7 years	7,000	881	6,119
Licensing agreements	14 years	22,000	1,384	20,616
		$320,000	$5,730	$314,270

Successor		August 26, 2017
	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	515	58,485
Proprietary recipes and formulas	7 years	7,000	131	6,869
Licensing agreements	14 years	22,000	206	21,794
		$320,000	$852	$319,148

Intangible assets, net changed due to amortization expense. Amortization expense related to intangible assets during the thirteen weeks ended May 26, 2018 and May 27, 2017 were $1.6 million and $2.2 million respectively. Amortization expense related to intangible assets during the thirty-nine weeks ended May 26, 2018 and May 27, 2017 were $4.9 million and $6.6 million respectively.

Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands by fiscal year)
Remainder of 2018	$1,627
2019	6,505
2020	6,505
2021	6,505
2022	6,505
2023 and thereafter	54,623

5. Long-Term Debt and Line of Credit

On July 7, 2017, the Company entered into a credit agreement with Barclays Bank PLC and other parties. The credit agreement provides for (i) a term facility of $200.0 million (“Term Facility”) with a seven year maturity, and a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five year maturity, under the first lien senior secured loan facilities (the “First Lien”). Substantially concurrent with the consummation of the Business Combination, the full $200.0 million of the First Lien term loan (the “Term Loan”) was drawn. No amounts were drawn on the Revolving Credit Facility. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for Term Loan or (y) 2.00% margin for Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for the Term Loan subject to a floor of 1.00% or (y) 3.00% margin for the Revolving Credit Facility. The applicable margin for Revolving Credit Facility will be adjusted after the completion of the Company’s first full fiscal quarter after the closing of the Business Combination based upon the Company’s consolidated First Lien net leverage ratio. As security for the payment or performance of its debt, the Company has pledged certain equity interests in its subsidiaries.

On March 16, 2018 (the “Amendment Date”), the Company entered into an amendment (the “Repricing Amendment”) to the First Lien. As a result of the Repricing Amendment, the interest rate on the Term Loan was reduced and, as of the Amendment Date, such loans bear interest at a rate equal to, at the Company's option, either LIBOR plus an applicable margin of 3.50% or a base rate plus an applicable margin of 2.50%. The Repricing Amendment did not change the interest rate on the Revolving Credit Facility. The Revolving Credit Facility will continue to bear interest based upon the Borrower’s consolidated First Lien net leverage ratio as of the last financial statements delivered to the administrative agent. No additional debt was incurred, or any proceeds received, by the Borrower in connection with the Repricing Amendment. The incremental fees paid to the administrative agent are reflected as additional debt discount and are amortized over the terms of the long-term financing agreements using the effective-interest method.

The First Lien is subject to mandatory prepayments based on contractual terms. With respect to the Term Loan, prior to the six-month anniversary of the Effective Date, a 1.00% prepayment premium is payable by the Company in connection with certain repricing events. The Company may also voluntarily prepay outstanding loans at any time.

The credit facilities governing our debt arrangements contain certain financial and other covenants. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the credit facilities) contingent on credit extensions in excess of 30% of the total amount of commitments available under the revolving credit facility, and limitations on our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The credit facilities governing our debt arrangements bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. As the Company has not drawn on the Revolving Credit Facility as of May 26, 2018, and August 26, 2017, no debt covenants were applicable as of the period then ended.

As of May 26, 2018, the Company’s only outstanding long-term debt is the Term Loan maturing on July 7, 2024.

At May 26, 2018 and August 26, 2017, there were no amounts drawn against the Revolving Credit Facility or lines of credit, and long-term debt consists of the following:

	May 26, 2018	August 26, 2017
	(Successor)	(Successor)
Term Loan	$199,000	$200,000
Less: Deferred financing fees	7,252	7,910
Total debt	191,748	192,090
Less: Current maturities, net of deferred financing fees of $1.3 million at May 26, 2018 and August 26, 2017, respectively	664	234
Long-term debt, net of deferred financing fees	$191,084	$191,856

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of May 26, 2018 and August 26, 2017, the book value of the Company’s debt approximated fair value. All term debt is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

Fair value at May 26, 2018 is summarized as follows:

Successor	Level 1	Level 2	Level 3	Total
Liabilities
TRA liability	$—	$—	$27,904	$27,904

Fair value at August 26, 2017 is summarized as follows:

Successor	Level 1	Level 2	Level 3	Total
Liabilities
TRA liability	$—	$—	$25,675	$25,675

For the thirteen and thirty-nine week periods ended May 26, 2018, a loss of $0.6 million and a benefit of $2.4 million was charged to the Loss (gain) in fair value change of contingent consideration - TRA liability in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income respectively. The benefit recorded in the thirty-nine week period ended May 26, 2018 is primarily due the change in the federal tax rates as discussed in Note 7.

7. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The change in the tax law is partially effective in the current 2018 fiscal year and will be fully effective in the 2019 fiscal year. The Tax Act, among other things, reduces the top U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.

Due to the complexities involved in accounting for the Tax Act, the SEC Staff Accounting Bulletin (“SAB”) 118 requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. The Company is allowed a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of May 26, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax and have recorded provisional amounts. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which we were able to determine a reasonable estimate, we recognized a provisional gain of $29.0 million in the second quarter of 2018, which is included as a component of Income tax expense (benefit) in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income.

Provisional Amounts

The Tax Act reduces the corporate federal tax rate to 21%, effective January 1, 2018. In the second quarter, the Company recorded a provisional decrease to our deferred tax liabilities, net, with a corresponding net adjustment to deferred income tax benefit of $29.0 million, which is included within the Income tax (benefit) or expense line item for the thirty-nine week period ended May 26, 2018. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analysis related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. We recorded immaterial provisional amounts for our one-time transition tax liability for of our foreign subsidiaries, resulting in an immaterial increase in income tax expense. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. We are continuing to gather additional information to compute the amount of the transition tax more precisely.

Effective Tax Rate

The following table shows the tax expense and the effective tax rate for the thirty-nine week period ended May 26, 2018 and May 27, 2017 resulting from operations:

	May 26, 2018	May 27, 2017
	(Successor)	(Predecessor)
Income before income taxes	$41,296	$23,344
Provision for income taxes	$(17,453)	$8,747
Effective tax rate	(42.3)%	37.5%

The effective tax rate for the thirty-nine week period ended May 26, 2018 is lower than the effective tax rate for the thirty-nine week period ended May 27, 2017 by 79.8%, which is primarily driven by the change in the tax law due to the Tax Act and the provisional gain of $29.0 million recorded during the thirty-nine week period ended May 26, 2018.

Tax Receivable Agreement

Concurrent with the Business Combination, the Company entered into the TRA with the historical shareholders of Atkins. The TRA entered into by the Company in consideration for the Business Combination is valued based on the future expected payments under the terms of the agreement (see Note 3). As more fully described in the TRA, the TRA provides for the payment by Simply Good Foods to the Atkins’ selling equity holders for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Simply Good Foods, Conyers Park, Atkins and Atkins’ eligible subsidiaries from the use of up to $100 million of the following tax attributes: (i) net operating losses available to be carried forward as of the closing of the Business Combination, (ii) certain deductions generated by the consummation of the business transaction, and (iii) remaining depreciable tax basis from the 2003 acquisition of Atkins Nutritionals, Inc. In addition, Simply Good Foods will pay the Atkins selling equity holders for the use of 75% of up to $7.6 million of alternative minimum tax credit carryforwards. The TRA is contingent consideration and subsequent changes in fair value of the contingent liability will be recognized in earnings.

The Company re-measured the TRA due to the Tax Act in the second quarter, which changed federal tax law. The Tax Act resulted in a decrease to the top U.S. corporate tax rate, as well as other regime changes including the repeal of the alternative minimum tax for tax years beginning after December 31, 2017. The second quarter assessment of these changes resulted in a provisional one-time gain of $4.7 million, charged to the Loss (gain) in fair value change of contingent consideration - TRA liability in the accompanying thirty-nine week Condensed Consolidated Statements of Operations and Comprehensive Income. As of May 26, 2018, the estimated fair value of these contingent payments is $27.9 million, which has been recorded as a liability and represents 100% of the value of the recorded tax attributes.

Estimating the amount of payments that may be made under the TRA is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis and deductions, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including:

•
The amount and timing of the Company’s income - The Company is required to pay 100% of the deemed benefits as and when deemed realized. As such, the Company is generally not required to make payments under the TRA until and unless a tax benefit is actually realized on a filed return. Without income against which specified TRA attributes are deductible, the benefit of such deduction is not deemed realized, resulting in no payment under the TRA. The utilization of such tax attributes and recognition of benefit against Company income will result in payments under the TRA.

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

The TRA assumptions were re-measured for subsequent inputs based on the enacted tax rates under the Tax Act, signed into law on December 22, 2017. The significant fair value inputs used to estimate the future expected TRA payments to Roark include the timing of tax payments due to the assessment of the Tax Act, a tax savings rate of approximately 29.2% following the enactment of the Tax Act, a discount rate of approximately 9%, book income projections, timing of expected adjustments to calculate taxable income, and the projected rate of use for attributes defined in the TRA. The TRA fair value requires significant judgment and is classified as Level 3 in the fair value hierarchy assessment included in Note 6. The fair value of the instrument may change upon assessment of the Tax Act.

Payments made under the TRA are generally due within 90 days following the filing of the Company's U.S. federal and state income tax returns, and may include the tax returns that reflect activity as early as the taxable year ended August 26, 2017. Payments under the TRA will be based on the tax reporting positions that the Company will determine. The term of the TRA generally will continue until all applicable tax benefit payments have been made under the agreement.

As of May 26, 2018, the un-discounted future expected payments under the TRA are as follows:

(In thousands by fiscal year)	Estimated future payments
2018	$2,637
2019	16,027
2020	11,728
2021	1,595
2022	183
2023 and thereafter	106
$32,276

8. Commitments and Contingencies

Leases

The Company has non-cancellable operating leases for six buildings. For the thirteen weeks ended May 26, 2018 and May 27, 2017, rent expenses for the successor entity were $0.6 million and for the predecessor entity were $0.5 million, respectively. For the thirty-nine weeks ended May 26, 2018 and May 27, 2017, rent expenses for the successor entity were $1.8 million and for the predecessor entity were $1.5 million, respectively.

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

Other

The Company has entered into endorsement contracts with certain celebrity figures to promote and endorse the Atkins brand and line of products. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of May 26, 2018 the Company will be required to make payments of $0.3 million over the next year.

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

During the thirty-nine week period ended May 26, 2018, equity warrants were converted for 20,096 shares of common stock, and at May 26, 2018 70,582,573 shares of common stock were issued and outstanding. Please refer to Note 11 regarding the treatment of stock-based compensation and restricted stock units.

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

Each whole warrant entitles the holder to purchase one share of the Company's common stock at a price of $11.50 per share, subject to adjustment as discussed below. The public warrants became exercisable 30 days after the completion of the Business Combination and expire five years after that date, or earlier upon redemption or liquidation. The private warrants do not expire.
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

If the number of outstanding shares of the Company’s common stock is increased by a stock dividend payable in shares of common stock, split-up of shares of common stock or other similar event, then, on the effective date of such stock dividend, split-up or similar event, the number of shares of common stock issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding shares of common stock.

If the number of outstanding shares of the Company’s common stock is decreased by a consolidation, combination, reverse stock split, reclassification of shares of common stock or other similar event, then, on the effective date of such consolidation, combination, reverse stock split, reclassification or similar event, the number of shares of common stock issuable on exercise of each warrant will be decreased in proportion to such decrease in outstanding shares of common stock.

Due to the exercise of 20,096 warrants during the thirty-nine week period ended May 26, 2018, the Company had 20,096,571 warrants outstanding as of May 26, 2018.

Predecessor Warrant Liabilities of Atkins

Atkins, the predecessor company, had outstanding warrants prior to the transaction forming Simply Good Foods. These Warrants were settled as a part of the Business Combination. Refer to Note 3 for additional details on the Business Combination.

Historically, the value of the predecessor warrants were reflected as a liability in the accompanying consolidated financial statements and adjusted to fair value each reporting period through Change in warrant liabilities in the accompanying Consolidated Statements of Operations and Comprehensive Income. For the predecessor entity, other income (expense) of $1.1 million was included in the Change in warrant liabilities in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended May 27, 2017.

10. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares issued and outstanding for the Successor period. Diluted earnings per share is based on the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	May 26, 2018	May 26, 2018
(In thousands, except share data)	(Successor)	(Successor)
Basic earnings per share computation:
Numerator:
Net income available to common stock shareholders	$7,137	$58,749
Denominator:
Weighted average common shares - basic	70,582,573	70,578,687
Basic earnings per share from net income	$0.10	$0.83
Diluted earnings per share computation:
Numerator:
Net income available to common stock shareholders	$7,137	$58,749
Denominator:
Weighted average common shares outstanding - basic	70,582,573	70,578,687
Warrant conversion	2,823,128	2,288,966
Restricted stock units	60,584	39,488
Weighted average common shares - diluted (1)	73,466,285	72,907,141
Diluted earnings per share from net income	$0.10	$0.81
(1) Excludes the effect of non-qualified stock options, which were anti-dilutive for the respective periods.

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

The Company recorded $1.0 million of stock-based compensation expense during the thirteen week successor period ended May 26, 2018 compared to $0.8 million of stock-based compensation expense recorded during thirteen week predecessor period ended May 27, 2017. The Company recorded $3.0 million of stock-based compensation expense during the thirty-nine week successor period ended May 26, 2018 compared to $1.9 million of stock-based compensation expense recorded during the thirty-nine week predecessor period ended May 27, 2017.

Stock Options

The following table summarizes Stock Option activity for the thirty-nine week period ended May 26, 2018:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of August 26, 2017	2,577,692	12.00	9.90
Granted	162,694	12.73
Exercised	—	—
Forfeited	(252,967)	12.00
Outstanding as of May 26, 2018	2,487,419	12.05	9.17

Vested and expected to vest as of May 26, 2018	2,487,419	12.05	9.17

Exercisable as of May 26, 2018	—	—	0.00

Restricted Stock Units

The following table summarized Restricted Stock Unit activity for the thirty-nine week period ended May 26, 2018:

	Units	Weighted average grant-date fair value
Non-vested at August 26, 2017	65,845	$12.00
Granted	71,066	11.99
Vested	—	—
Forfeited	(6,060)	12.00
Outstanding as of May 26, 2018	130,851	12.00

12. Related Party Transactions

Successor

Tax Receivable Agreement

The TRA provides for the effective payment to the former equity holders of Atkins for cash savings, if any, in U.S. federal, state and local income tax, or franchise tax that is actually realized as a result of the Business Combination discussed in Note 7.

Execution of the Merger Agreement

In the first quarter of fiscal 2018, per the terms of the Merger Agreement, Simply Good Foods paid a working capital adjustment of $1.8 million to the former owners of Atkins, which resulted in an increase to the previously recognized goodwill.

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

For the thirteen week predecessor period ended May 27, 2017, the management fee expense was $0.4 million. For the thirty-nine week predecessor period ended May 27, 2017 the management fee expense was $1.4 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. Such risks and uncertainties include those related to our ability to sell our products.

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

On April 10, 2017, Conyers Park and Atkins entered into a definitive merger agreement (the “Merger Agreement”). Under the terms of the agreement, Conyers Park and Atkins combined under a new holding company, Simply Good Foods, which was listed on the NASDAQ Capital Market under the symbol “SMPL” as of closing of the Business Combination.

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

Our Reportable Segment

Our business is organized around one reportable segment based on our go-to-market strategies, the objectives of the business and how our chief decision maker, our Chief Executive Officer, monitors operating performance and allocates resources.

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

•
Loss (gain) in fair value change of contingent consideration - TRA liability. Loss (gain) in fair value change of contingent consideration - TRA liability charges relate to fair value adjustments of the TRA liability.

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

Comparison of Unaudited Results for the Successor Period for the Thirteen Weeks Ended May 26, 2018 and the Predecessor Period for the Thirteen Weeks Ended May 27, 2017

The following unaudited table presents, for the periods indicated, selected information from our condensed consolidated financial results, including information presented as a percentage of net sales:

	Successor		Predecessor
	unaudited		unaudited
	Thirteen Weeks Ended		Thirteen Weeks Ended
(in thousands)	May 26, 2018	% of Sales	May 27, 2017	% of Sales
Net sales	$107,233	100.0%	$96,503	100.0%
Cost of goods sold	55,949	52.2%	52,933	54.9%
Gross profit	51,284	47.8%	43,570	45.1%

Operating expenses:
Distribution	4,656	4.3%	4,084	4.2%
Selling	4,972	4.6%	4,350	4.5%
Marketing	10,999	10.3%	9,733	10.1%
General and administrative	14,158	13.2%	12,276	12.7%
Depreciation and amortization	1,911	1.8%	2,482	2.6%
Business transaction costs	35	—%	—	—%
Loss in fair value change of contingent consideration - TRA liability	614	0.6%	—	—%
Other expense	137	0.1%	17	—%
Total operating expenses	37,482	35.0%	32,942	34.1%

Income from operations	13,802	12.9%	10,628	11.0%

Other income (expense):
Change in warrant liabilities	—	—%	1,119	1.2%
Interest expense	(3,057)	(2.9)%	(6,430)	(6.7)%
(Loss) gain on foreign currency transactions	(837)	(0.8)%	724	0.8%
Other income	77	0.1%	83	0.1%
Total other expense	(3,817)	(3.6)%	(4,504)	(4.7)%

Income before income taxes	9,985	9.3%	6,124	6.3%
Income tax expense	2,848	2.7%	1,777	1.8%
Net income	$7,137	6.7%	$4,347	4.5%

Other financial data:
Adjusted EBITDA	$17,940	16.7%	$14,773	15.3%

Net sales. Net sales of $107.2 million represented an increase of $10.7 million, or 11.1%, for the thirteen weeks ended May 26, 2018 compared to the thirteen weeks ended May 27, 2017. The net sales increase of 11.1% was entirely organic, driven by volume growth of 6.5% and a 4.6% benefit from lower levels of promotional allowances.

Cost of goods sold. Cost of goods sold increased $3.0 million, or 5.7%, for the thirteen weeks ended May 26, 2018 compared to the thirteen weeks ended May 27, 2017. The increase is primarily due to volume growth of $2.8 million and an increase in supply chain costs of $0.2 million.

Gross profit. Gross profit increased $7.7 million, or 17.7%, for the thirteen week period ended May 26, 2018 compared to the thirteen week period ended May 27, 2017. Gross profit of $51.3 million, or 47.8% of net sales, for the thirteen weeks ended May 26, 2018 increased 270 basis points from 45.1% of net sales for the thirteen weeks ended May 27, 2017. The increase is primarily due to favorable changes in trade allowances.

Operating expenses. Operating expenses increased $4.5 million, or 13.8%, for the thirteen week period ended May 26, 2018 compared to the thirteen week period ended May 27, 2017 due to the following:

•
Distribution. Distribution expenses increased $0.6 million, or 14.0%, for the thirteen week period ended May 26, 2018 compared to the thirteen week period ended May 27, 2017. The increase is primarily driven by a higher cost to serve on a rate basis for distribution to customers.

•
Selling. Selling expenses increased $0.6 million, or 14.3%, for the thirteen week period ended May 26, 2018 compared to the thirteen week period ended May 27, 2017. The increase is primarily driven by a $0.4 million increase of in-store advertising and online activity, and a $0.2 million increase of broker costs.

•
Marketing. Marketing expenses increased $1.3 million, or 13.0%, for the thirteen week period ended May 26, 2018 compared to the thirteen week period ended May 27, 2017. The increase is primarily driven by an increase in media spending and production.

•
General and administrative. General and administrative expenses increased $1.9 million, or 15.3%, for the thirteen week period ended May 26, 2018 compared to the thirteen week period ended May 27, 2017. The increase is due to an increase in professional fees of $1.2 million, expense related to the expansion of our distribution center of $0.4 million and other general and administrative expenses of $0.3 million.

•
Depreciation and amortization. Depreciation and amortization expenses decreased $0.6 million for the thirteen week period ended May 26, 2018 compared to the thirteen week period ended May 27, 2017. The difference is related to the change in depreciable basis of intangible assets revalued at the time of the Business Combination.

•
Loss in fair value change of contingent consideration - TRA liability. The Company recorded a $0.6 million loss in contingent consideration for the thirteen week period ended May 26, 2018. The loss is due to the change in the fair value of the TRA, which relates to the Business Combination in the prior year.

Change in warrant liabilities. For the thirteen week period ended May 27, 2017, a gain of $1.1 million was recorded related to the fair value change in the predecessor warrant liabilities. The predecessor warrant liabilities were settled in conjunction with the Business Combination in the prior year.

Interest expense. Interest expense decreased $3.4 million for the thirteen week period ended May 26, 2018 compared to the thirteen week period ended May 27, 2017, as a result of favorable refinance terms and a reduced principal balance of long-term debt originated with the Business Combination in the prior year.

(Loss) gain on foreign currency transactions. A loss of $0.8 million in foreign currency transactions was recorded for the thirteen week period ended May 26, 2018 compared to a foreign currency gain of $0.7 million for the thirteen week period ended May 27, 2017. The change relates to changes in foreign currency rates related to international operations.

Income tax expense. Income tax expense increased $1.1 million, for the thirteen week period ended May 26, 2018 compared to the thirteen week period ended May 27, 2017. The difference is primarily due to an increase in income before income taxes of $3.9 million, reduced by an effective tax rate of 28.5% compared to an effective tax rate 29.0% in the comparable period. The change in tax law is discussed in Note 7 of the Condensed Consolidated Financial Statements included in this Report.

Adjusted EBITDA. Adjusted EBITDA increased $3.2 million, or 21.4%, for the thirteen week period ended May 26, 2018 compared to the thirteen week period ended May 27, 2017. The increase is primarily due to higher gross profit, partially offset by higher operating expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Supplemental Unaudited Pro Forma Combined Thirteen Week Period Ended May 27, 2017

The following unaudited pro forma financial information has been prepared from the perspective of Atkins and its thirteen week quarter ended May 27, 2017. The unaudited pro forma income statement presents the historical consolidated statement of operations of Atkins for the thirteen weeks ended May 27, 2017, giving effect to the Business Combination as if it had occurred on August 28, 2016.

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

The unaudited pro forma financial information is for illustrative purposes only. The financial results may have been different if the Business Combination actually been completed sooner. You should not rely on the unaudited pro forma financial information as being indicative of the historical results that would have been achieved if the Business Combination had been completed as of the beginning of fiscal 2017.

Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the Pro Forma Thirteen Week Period Ended May 27, 2017

	Unaudited Historical (i)			Pro Forma
	(Predecessor)			Unaudited
	Thirteen Weeks Ended	Pro Forma Adjustments		Thirteen Weeks Ended
(in thousands)	May 27, 2017			May 27, 2017
Net sales	$96,503	$—		$96,503
Cost of goods sold	52,933	—		52,933
Gross profit	43,570	—		43,570

Operating expenses:
Distribution	4,084	—		4,084
Selling	4,350	—		4,350
Marketing	9,733	—		9,733
General and administrative	12,276	64	ii	12,340
Depreciation and amortization	2,482	(561)	iii	1,921
Other expense	17	—		17
Total operating expenses	32,942	(497)		32,445

Income from operations	10,628	497		11,125

Other income (expense):
Change in warrant liabilities	1,119	(1,119)	iv	—
Interest expense	(6,430)	3,453	v	(2,977)
Gain on foreign currency transactions	724	—		724
Other income	83	—		83
Total other expense	(4,504)	2,334		(2,170)

Income before income taxes	6,124	2,831		8,955
Income tax expense	1,777	1,769	vi	3,546
Net income	$4,347	$1,062		$5,409

Other financial data:
Adjusted EBITDA (vii)	$14,773			$14,773

i. The amounts presented represent the Predecessor’s historical GAAP results of operations.
ii. The adjustment represents the incremental stock-based compensation expense under the new Simply Good Foods omnibus incentive plan.
iii. The adjustment reflects the difference in the intangible asset amortization expense associated with the allocation of purchase price to intangible assets due to the Business Combination. The amortization expense decreased as additional indefinite lived intangible assets were identified for the successor entity than the predecessor entity. The amount of amortizable intangible assets identified in the Business Combination decreased from $125.8 million to $88.0 million.

iv. Simply Good Foods warrants are not liabilities and are accounted for as equity warrants. To make the periods comparable the adjustment represents the corresponding reversal of the predecessor fair value adjustment of expense.

v. The adjustment represents the expected interest expense, as of the time of the close of the Business Combination, associated with the term loan and revolving debt facilities of Simply Good Foods. The predecessor entity had $337.2 million outstanding as of August 27, 2016 while the successor entity had $200.0 million outstanding. At the time of the Transaction, the long-term debt of the predecessor entity accrued interest at 6.25% on the first lien and 9.75% on the second lien while the successor debt accrued interest at 3 month LIBOR and 4%. The significant reduction in outstanding principal and lower interest rates drive significant expense savings on a Pro Forma basis. Refer to Note 5 for details on the Long-Term Debt and Line of Credit.

vi. Represents the effective income tax rate of 39.6%. The amounts presented may be rounded for presentation purposes.
vii. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Comparison of Unaudited Results for the Thirteen Week Period Ended May 26, 2018 and the Supplemental Pro Forma Thirteen Week Period Ended May 27, 2017

For comparative purposes, we are presenting an unaudited statement of operations for the thirteen week period ended May 26, 2018, compared to unaudited supplemental pro forma statement of operations for the thirteen week period ended May 27, 2017. The following table presents, for the periods indicated, selected information from our supplemented unaudited pro forma condensed consolidated financial results, including information presented as a percentage of net sales:

	Historical		Pro Forma
	Successor		Predecessor
	unaudited		unaudited
	Thirteen Weeks Ended		Thirteen Weeks Ended
(in thousands)	May 26, 2018	% of sales	May 27, 2017	% of sales
Net sales	$107,233	100.0%	$96,503	100.0%
Cost of goods sold	55,949	52.2%	52,933	54.9%
Gross profit	51,284	47.8%	43,570	45.1%

Operating expenses:
Distribution	4,656	4.3%	4,084	4.2%
Selling	4,972	4.6%	4,350	4.5%
Marketing	10,999	10.3%	9,733	10.1%
General and administrative	14,158	13.2%	12,340	12.8%
Depreciation and amortization	1,911	1.8%	1,921	2.0%
Business transaction costs	35	—%	—	—%
Loss in fair value change of contingent consideration - TRA liability	614	0.6%	—	—%
Other expense	137	0.1%	17	—%
Total operating expenses	37,482	35.0%	32,445	33.6%

Income from operations	13,802	12.9%	11,125	11.5%

Other income (expense):
Interest expense	(3,057)	(2.9)%	(2,977)	(3.1)%
(Loss) gain on foreign currency transactions	(837)	(0.8)%	724	0.8%
Other income	77	0.1%	83	0.1%
Total other expense	(3,817)	(3.6)%	(2,170)	(2.2)%

Income before income taxes	9,985	9.3%	8,955	9.3%
Income tax expense	2,848	2.7%	3,546	3.7%
Net income	$7,137	6.7%	$5,409	5.6%

Other financial data:
Adjusted EBITDA	$17,940	16.7%	$14,773	15.3%

Net sales. Net sales of $107.2 million represented an increase of $10.7 million, or 11.1%, for the thirteen week period ended May 26, 2018 compared to the pro forma thirteen week period ended May 27, 2017. The net sales increase of 11.1% was entirely organic, driven by volume growth of 6.5% and a 4.6% benefit from lower levels of promotional allowances.

Cost of goods sold. Cost of goods sold increased $3.0 million, or 5.7%, for the thirteen week period ended May 26, 2018 compared to the pro forma thirteen week period ended May 27, 2017. The increase is primarily due to volume growth of $2.8 million and an increase in supply chain costs of $0.2 million.

Gross profit. Gross profit increased $7.7 million, or 17.7%, for the thirteen week period ended May 26, 2018 compared to the pro forma thirteen week period ended May 27, 2017. Gross profit of $51.3 million, or 47.8% of net sales, for the thirteen week period ended May 26, 2018 increased 270 basis points from 45.1% of net sales for the pro forma thirteen week period ended May 27, 2017. The increase is primarily due to favorable changes in trade allowances.

Operating expenses. Operating expenses increased $5.0 million, or 15.5%, for the thirteen week period ended May 26, 2018 compared to the pro forma thirteen week period ended May 27, 2017 due to the following:

•
Distribution. Distribution expenses increased $0.6 million, or 14.0%, for the thirteen week period ended May 26, 2018 compared to the pro forma thirteen week period ended May 27, 2017. The increase is primarily driven by a higher cost to serve on a rate basis for distribution to customers.

•
Selling. Selling expenses increased $0.6 million, or 14.3%, for the thirteen week period ended May 26, 2018 compared to the pro forma thirteen week period ended May 27, 2017. The increase is primarily driven by a $0.4 million increase of in-store advertising and online activity, and a $0.2 million increase of broker costs.

•
Marketing. Marketing expenses increased $1.3 million, or 6.7%, for the thirteen week period ended May 26, 2018 compared to the thirteen week period ended May 27, 2017. The increase was primarily driven by an increase in media spending and production.

•
General and administrative. General and administrative expenses increased $1.8 million, or 14.7%, for the thirteen week period ended May 26, 2018 compared to the pro forma thirteen week period ended May 27, 2017. The increase is due an increase in professional fees of $1.2 million, expense related to the expansion of our distribution center of $0.4 million and other general and administrative expenses of $0.2 million.

•
Depreciation and amortization. Depreciation and amortization expenses remained consistent between the thirteen week period ended May 26, 2018 and the pro forma thirteen week period ended May 27, 2017. The pro forma thirteen week period ended May 27, 2017 has been adjusted to change the depreciable basis of intangible assets as if the Business Combination occurred at the beginning of the year.

•
Loss in fair value change of contingent consideration - TRA liability. The Company recorded a $0.6 million loss in contingent consideration for the thirteen week period ended May 26, 2018. The loss is due to the change in the fair value of the TRA, which relates to the Business Combination in the prior year.

Interest expense. Interest expense remained consistent between the thirteen week period ended May 26, 2018 and the pro forma thirteen week period ended May 27, 2017. The pro forma thirteen week period ended May 27, 2017 has been adjusted based on the long-term debt of the Company as if the Business Combination occurred at the beginning of the year.

(Loss) gain on foreign currency transactions. A loss of $0.8 million in foreign currency transactions was recorded for the thirteen week period ended May 26, 2018 compared to a foreign currency gain of $0.7 million for the pro forma thirteen week period ended May 27, 2017. The unfavorable change relates to changes in foreign currency rates related to international operations.

Income tax expense. Income tax expense decreased $0.7 million for the thirteen week period ended May 26, 2018 compared to the pro forma thirteen week period ended May 27, 2017. The difference is primarily due to the preliminary assessment of the tax law change on the Company's tax liabilities. For the thirteen week period, the anticipated effective tax rate assumed within the pro forma financial statements was 39.6% compared to an actual effective tax rate of 28.5%. The change in tax law is discussed in Note 7 of the Condensed Consolidated Financial Statements included in this Report.

Adjusted EBITDA. Adjusted EBITDA increased $3.2 million, or 21.4%, for the thirteen week period ended May 26, 2018 compared to the pro forma thirteen week period ended May 27, 2017. The increase is primarily due to higher gross profit, partially offset by higher operating expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Comparison of Unaudited Results for the Successor Period for the Thirty-Nine Weeks Ended May 26, 2018 and the Predecessor Period for the Thirty-Nine Weeks Ended May 27, 2017

The following unaudited table presents, for the periods indicated, selected information from our condensed consolidated financial results, including information presented as a percentage of net sales:

	Successor		Predecessor
	unaudited		unaudited
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	May 26, 2018	% of Sales	May 27, 2017	% of Sales
Net sales	$323,167	100.0%	$298,614	100.0%
Cost of goods sold	168,869	52.3%	159,759	53.5%
Gross profit	154,298	47.7%	138,855	46.5%

Operating expenses:
Distribution	14,864	4.6%	13,413	4.5%
Selling	13,850	4.3%	12,621	4.2%
Marketing	30,905	9.6%	28,969	9.7%
General and administrative	38,948	12.1%	33,975	11.4%
Depreciation and amortization	5,793	1.8%	7,409	2.5%
Business transaction costs	1,912	0.6%	—	—%
Gain in fair value change of contingent consideration - TRA liability	(2,412)	(0.7)%	—	—%
Other expense	567	0.2%	75	—%
Total operating expenses	104,427	32.3%	96,462	32.3%

Income from operations	49,871	15.4%	42,393	14.2%

Other income (expense):
Change in warrant liabilities	—	—%	722	0.2%
Interest expense	(9,169)	(2.8)%	(20,059)	(6.7)%
Gain on foreign currency transactions	119	—%	6	—%
Other income	475	0.1%	282	0.1%
Total other expense	(8,575)	(2.7)%	(19,049)	(6.4)%

Income before income taxes	41,296	12.8%	23,344	7.8%
Income tax (benefit) expense	(17,453)	(5.4)%	8,747	2.9%
Net income	$58,749	18.2%	$14,597	4.9%

Other financial data:
Adjusted EBITDA	$60,457	18.7%	$55,133	18.5%

Net sales. Net sales of $323.2 million represented an increase of $24.6 million, or 8.2%, for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017. The increase in net sales is primarily due to organic sales growth of 6.9%, driven by increased sales of our products in the U.S. and a favorable change of 0.6% in trade allowance strategies, and also due to the acquisition of Wellness Foods of 1.3% in the prior year.

Cost of goods sold. Cost of goods sold increased $9.1 million, or 5.7%, for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017. The increase is primarily due to volume growth of $8.9 and an increase in supply chain costs of $0.2 million.

Gross profit. Gross profit increased $15.4 million, or 11.1%, for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017. Gross profit of $154.3 million, or 47.7% of net sales, for the thirty-nine weeks ended May 26, 2018 increased 120 basis points from 46.5% of net sales for the thirty-nine weeks ended May 27, 2017. The increase is primarily due to lower trade expense and favorable mix.

Operating expenses. Operating expenses increased $8.0 million, or 8.3%, for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017 due to the following:

•
Distribution. Distribution expenses increased $1.5 million, or 10.8%, for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017. The increase is primarily driven by an increase in net sales of $1.1 million and a higher cost to serve on a rate basis for distribution to customers of $0.4 million.

•
Selling. Selling expenses increased $1.2 million, or 9.7%, for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017. The increase is primarily driven by a $1.5 million increase in customer-specific advertising activity, offset by broker savings of $0.3 million.

•
Marketing. Marketing expenses increased $1.9 million, or 6.7%, for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017. The increase in expense is primarily driven by an increase in media spending and production.

•
General and administrative. General and administrative expenses increased $5.0 million, or 14.6%, for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017. The increase is related to higher professional fees of $1.2 million, employee-related costs of $1.1 million, the acquisition of Wellness Foods of $0.9 million, expansion of our distribution center of $0.9 million, book publishing and related public relations of $0.3 million, and other general and administrative costs of $0.6 million.

•
Depreciation and amortization. Depreciation and amortization expenses decreased $1.6 million, or 21.8%, for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017. The difference is related to the change in depreciable basis of intangible assets revalued at the time of the Business Combination.

•
Business transaction costs. The Company recorded $1.9 million in transaction costs for the thirty-nine weeks ended May 26, 2018. The Company did not incur any transaction costs in the comparable period.

•
Gain in fair value change of contingent consideration - TRA liability. The Company recorded a $2.4 million gain in contingent consideration for the thirty-nine weeks ended May 26, 2018. The benefit is due to the change in the fair value of the TRA from the change in tax law offset by routine incremental fair value amortization changes. The TRA relates to the Business Combination in the prior year.

Change in warrant liabilities. For the predecessor thirty-nine weeks ended May 26, 2018, a gain of $0.7 million was recorded related to the fair value change in the predecessor warrant liabilities. The predecessor warrant liabilities were settled in conjunction with the Business Combination in the prior year.

Interest expense. Interest expense decreased $10.9 million for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017, as a result of favorable refinance terms and a reduced principal balance of long-term debt originated with the Business Combination in the prior year.

Gain on foreign currency transactions. Foreign currency transactions remained consistent between the thirty-nine weeks ended May 26, 2018 and the thirty-nine weeks ended May 27, 2017. Foreign currency transactions relate to changes in foreign currency rates related to international operations.

Income tax expense. Income tax expense decreased $26.2 million for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017. The difference is primarily due to the preliminary assessment of the tax law change on the Company's tax liabilities. The change in tax law is discussed in Note 7 of the Condensed Consolidated Financial Statements included in this Report.

Adjusted EBITDA. Adjusted EBITDA increased $5.3 million, or 9.7%, for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017. The increase is due to higher gross profit, partially offset by higher operating expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Supplemental Unaudited Pro Forma Combined Thirty-Nine Week Period Ended May 27, 2017

The following unaudited pro forma financial information has been prepared from the perspective of Atkins and for the thirty-nine weeks ended May 27, 2017. The unaudited pro forma income statement presents the historical consolidated statement of operations of Atkins for the thirty-nine weeks ended May 27, 2017, giving effect to the Business Combination as if it had occurred on August 28, 2016.

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

The unaudited pro forma financial information is for illustrative purposes only. The financial results may have been different if the Business Combination actually been completed sooner. You should not rely on the unaudited pro forma financial information as being indicative of the historical results that would have been achieved if the Business Combination had been completed as of the beginning of fiscal 2017.

Unaudited Pro Forma Condensed Consolidated Statement of Operations
For the Pro Forma Thirty-Nine Week Period Ended May 27, 2017

	Unaudited Historical (i)			Pro Forma
	(Predecessor)			Unaudited
	Thirty-Nine Weeks Ended	Pro Forma Adjustments		Thirty-Nine Weeks Ended
(in thousands)	May 27, 2017			May 27, 2017
Net sales	$298,614	$—		$298,614
Cost of goods sold	159,759	—		159,759
Gross profit	138,855	—		138,855

Operating expenses:
Distribution	13,413	—		13,413
Selling	12,621	—		12,621
Marketing	28,969	—		28,969
General and administrative	33,975	745	ii	34,720
Depreciation and amortization	7,409	(1,682)	iii	5,727
Other expense	75	—		75
Total operating expenses	96,462	(937)		95,525

Income from operations	42,393	937		43,330

Other income (expense):
Change in warrant liabilities	722	(722)	iv	—
Interest expense	(20,059)	11,127	v	(8,932)
Gain on foreign currency transactions	6	—		6
Other income	282	—		282
Total other expense	(19,049)	10,405		(8,644)

Income before income taxes	23,344	11,342		34,686
Income tax expense	8,747	4,989	vi	13,736
Net income	$14,597	$6,353		$20,950

Other financial data:
Adjusted EBITDA (vii)	$55,133			$55,133

i. The amounts presented represent the Predecessor’s historical GAAP results of operations.
ii. The adjustment represents the incremental stock-based compensation expense under the new Simply Good Foods omnibus incentive plan.
iii. The adjustment reflects the difference in the intangible asset amortization expense associated with the allocation of purchase price to intangible assets due to the Business Combination. The amortization expense decreased as additional indefinite lived intangible assets were identified for the successor entity than the predecessor entity. The amount of amortizable intangible assets identified in the Business Combination decreased from $125.8 million to $88.0 million.

iv. Simply Good Foods warrants are not liabilities and are accounted for as equity warrants. To make the periods comparable the adjustment represents the corresponding reversal of the predecessor fair value adjustment of expense.

v. The adjustment represents the expected interest expense, as of the time of the close of the Business Combination, associated with the term loan and revolving debt facilities of Simply Good Foods. The predecessor entity had $337.2 million outstanding as of August 27, 2016 while the successor entity had $200.0 million outstanding. At the time of the Transaction, the long-term debt of the predecessor entity accrued interest at 6.25% on the first lien and 9.75% on the second lien while the successor debt accrued interest at 3 month LIBOR and 4%. The significant reduction in outstanding principal and lower interest rates drive significant expense savings on a Pro Forma basis. Refer to Note 5 for details on the Long-Term Debt and Line of Credit.

vi. Represents the effective income tax rate of 39.6%. The amounts presented may be rounded for presentation purposes.
vii. Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Comparison of Unaudited Results for the Thirty-Nine Week Period Ended May 26, 2018 and the Supplemental Pro Forma Thirty-Nine Week Period Ended May 27, 2017

For comparative purposes, we are presenting an unaudited statement of operations for the thirty-nine week period ended May 26, 2018, compared to unaudited supplemental pro forma statement of operations for the thirty-nine week period ended May 27, 2017. The following table presents, for the periods indicated, selected information from our supplemented unaudited pro forma condensed consolidated financial results, including information presented as a percentage of net sales:

	Historical		Pro Forma
	Successor		Predecessor
	unaudited		unaudited
	39-weeks ended		39-weeks ended
(in thousands)	May 26, 2018	% of sales	May 27, 2017	% of sales
Net sales	$323,167	100.0%	$298,614	100.0%
Cost of goods sold	168,869	52.3%	159,759	53.5%
Gross profit	154,298	47.7%	138,855	46.5%

Operating expenses:
Distribution	14,864	4.6%	13,413	4.5%
Selling	13,850	4.3%	12,621	4.2%
Marketing	30,905	9.6%	28,969	9.7%
General and administrative	38,948	12.1%	34,720	11.6%
Depreciation and amortization	5,793	1.8%	5,727	1.9%
Business transaction costs	1,912	0.6%	—	—%
Gain in fair value change of contingent consideration - TRA liability	(2,412)	(0.7)%	—	—%
Other expense	567	0.2%	75	—%
Total operating expenses	104,427	32.3%	95,525	32.0%

Income from operations	49,871	15.4%	43,330	14.5%

Other income (expense):
Change in warrant liabilities	—	—%	—	—%
Interest expense	(9,169)	(2.8)%	(8,932)	(3.0)%
Gain on foreign currency transactions	119	—%	6	—%
Other income	475	0.1%	282	0.1%
Total other expense	(8,575)	(2.7)%	(8,644)	(2.9)%

Income before income taxes	41,296	12.8%	34,686	11.6%
Income tax (benefit) expense	(17,453)	(5.4)%	13,736	4.6%
Net income	$58,749	18.2%	$20,950	7.0%

Other financial data:
Adjusted EBITDA	$60,457	18.7%	$55,133	18.5%

Net sales. Net sales of $323.2 million represented an increase of $24.6 million, or 8.2%, for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017. The increase in net sales is primarily due to organic sales growth of 6.9%, driven by increased sales of our products in the U.S. and a favorable change of 0.6% in trade allowance strategies, and also due to the acquisition of Wellness Foods of 1.3% in the prior year.

Cost of goods sold. Cost of goods sold increased $9.1 million, or 5.7%, for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017. The increase is primarily due to volume growth of $8.9 million and an increase in supply chain costs of $0.2 million.

Gross profit. Gross profit increased $15.4 million, or 11.1%, for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017. Gross profit of $154.3 million, or 47.7% of net sales, for the thirty-nine weeks ended May 26, 2018 increased 120 basis points from 46.5% of net sales for the thirty-nine weeks ended May 27, 2017. The increase is primarily due to lower trade expense and favorable mix.

Operating expenses. Operating expenses increased $8.9 million, or 9.3%, for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017 due to the following:

•
Distribution. Distribution expenses increased $1.5 million, or 10.8%, for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017. The increase is primarily driven by an increase in net sales of $1.1 million and a higher cost to serve on a rate basis for distribution to customers of $0.4 million.

•
Selling. Selling expenses increased $1.2 million, or 9.7%, for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017. The increase was primarily driven by a $1.5 million increase in customer-specific advertising activity, offset by broker savings of $0.3 million.

•
Marketing. Marketing expenses increased $1.9 million, or 6.7%, for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017. The increase in expense is primarily driven by an increase in media spending and production.

•
General and administrative. General and administrative expenses increased $4.2 million, or 12.2%, for the thirty-nine weeks ended May 26, 2018 compared to the pro forma thirty-nine weeks ended May 27, 2017. The increase is related to higher professional fees of $1.2 million, the acquisition of Wellness Foods of $0.9 million, expansion of our distribution center of $0.9 million, book publishing and related public relations of $0.3 million, employee-related costs of $0.3 million, and other general and administrative costs of $0.6 million.

•
Depreciation and amortization. Depreciation and amortization expenses remained consistent between the thirty-nine weeks ended May 26, 2018 compared to the pro forma thirty-nine weeks ended May 27, 2017. The pro forma thirty-nine weeks ended May 27, 2017 has been adjusted to change the depreciable basis of intangible assets as if the Business Combination occurred at the beginning of the year.

•
Business transaction costs. The Company recorded $1.9 million in transaction costs for the thirty-nine weeks ended May 26, 2018. The Company did not incur any transaction costs in the comparable period.

•
Gain in fair value change of contingent consideration - TRA liability. The Company recorded a $2.4 million gain in contingent consideration for the thirty-nine weeks ended May 26, 2018. The benefit is due to the change in the fair value of the TRA from the beneficial impact of the change in tax law offset by routine incremental fair value amortization changes. The TRA relates to the Business Combination in the prior year.

Interest expense. Interest expense remained consistent between the thirty-nine weeks ended May 26, 2018 compared to the pro forma thirty-nine weeks ended May 27, 2017. The pro forma thirty-nine weeks ended May 27, 2017 has been adjusted based on the long-term debt of the Company as if the Business Combination occurred at the beginning of the year.

Gain on foreign currency transactions. Foreign currency transactions remained consistent between the thirty-nine weeks ended May 26, 2018 and the thirty-nine weeks ended May 27, 2017. Foreign currency transactions relate to changes in foreign currency rates related to international operations.

Income tax (benefit) expense. Income tax expense decreased $31.2 million for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017. The difference is primarily due to the preliminary assessment of the tax law change on the Company's tax liabilities. For the thirty-nine week period, the anticipated effective tax rate assumed within the pro forma financial statements was 39.6% compared to an actual effective tax rate of 37.5%. The change in tax law is discussed in Note 7 of the Condensed Consolidated Financial Statements included in this Report.

Adjusted EBITDA. Adjusted EBITDA increased $5.3 million, or 9.7%, for the thirty-nine weeks ended May 26, 2018 compared to the thirty-nine weeks ended May 27, 2017. The increase is due to higher gross profit, partially offset by higher operating expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Reconciliation of Adjusted EBITDA

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines Adjusted EBITDA (earnings before interest, tax, depreciation, and amortization) as net income before interest expense, income tax expense, depreciation and amortization with further adjustments to exclude the following items: stock-based compensation and warrant expense, transaction and IPO readiness costs, restructuring costs, management fees, frozen media licensing fees, non-core legal costs, transactional exchange impact, change in fair value of contingent consideration - TRA liability, business transaction costs, and other non-core expenses. The Company believes that the inclusion of these supplementary adjustments in presenting Adjusted EBITDA are appropriate to provide additional information to investors and reflects more accurately operating results of the on-going operations. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in calculation.

The following unaudited tables below provide a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen week periods ended May 26, 2018 (Successor), May 27, 2017 (Predecessor), and pro forma period ended May 27, 2017.

Adjusted EBITDA Reconciliation: (in thousands)	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 26, 2018	May 27, 2017	May 27, 2017
	(Successor)	(Predecessor)	(Pro Forma)
Net income	$7,137	$4,347	$5,409
Interest expense	3,057	6,430	2,977
Income tax expense	2,848	1,777	3,546
Depreciation and amortization	1,911	2,482	1,921
EBITDA	14,953	15,036	13,853
Business transaction costs	35	—	—
Stock-based compensation and warrant expense	1,014	(311)	872
Transaction fees / IPO readiness	—	(184)	(184)
Restructuring	137	17	17
Roark management fee	—	389	389
Frozen licensing media	63	459	459
Non-core legal costs	274	163	163
Loss in fair value change of contingent consideration - TRA liability	614	—	—
Other (1)	850	(796)	(796)
Adjusted EBITDA	$17,940	$14,773	$14,773
_____________________ (1) Other items consist principally of exchange impact of foreign currency transactions and other expenses

The following unaudited tables below provide a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, which is net income (loss), for the thirty-nine week periods ended May 26, 2018 (Successor), May 27, 2017 (Predecessor), and pro forma period ended May 27, 2017.

Adjusted EBITDA Reconciliation: (in thousands)	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	May 26, 2018	May 27, 2017	May 27, 2017
	(Successor)	(Predecessor)	(Pro Forma)
Net income	$58,749	$14,597	$20,950
Interest expense	9,169	20,059	8,932
Income tax (benefit) expense	(17,453)	8,747	13,736
Depreciation and amortization	5,793	7,409	5,727
EBITDA	56,258	50,812	49,345
Business transaction costs	1,912	—	—
Stock-based compensation and warrant expense	2,981	1,149	2,616
Transaction fees / IPO readiness	—	372	372
Restructuring	567	74	74
Roark management fee	—	1,370	1,370
Frozen licensing media	188	794	794
Non-core legal costs	1,053	618	618
Gain in fair value change of contingent consideration - TRA liability	(2,412)	—	—
Other (1)	(90)	(56)	(56)
Adjusted EBITDA	$60,457	$55,133	$55,133
_____________________ (1) Other items consist principally of exchange impact of foreign currency transactions and other expenses

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

Following the consummation of the Business Combination, we are obligated to make payments under the TRA. Although the actual timing and amount of any payments that may be made under the TRA will vary, the payments that we will be required to make could be significant. Any payments made under the TRA will reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid. See Note 7, Income Taxes, of the consolidated financial statements for additional information on the TRA.

Debt and Credit Facilities

On July 7, 2017, the Company entered into a credit agreement with Barclays Bank PLC and other parties. The credit agreement provides for (i) a term facility of $200.0 million (“Term Facility”) with a seven year maturity, and a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five year maturity, under the first lien senior secured loan facilities (the “First Lien”). Substantially concurrent with the consummation of the Business Combination, the full $200.0 million of the First Lien term loan (the “Term Loan”) was drawn. No amounts were drawn on the Revolving Credit Facility. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for Term Loan or (y) 2.00% margin for Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for the Term Loan subject to a floor of 1.00% or (y) 3.00% margin for the Revolving Credit Facility. The applicable margin for Revolving Credit Facility will be adjusted after the completion of the Company’s first full fiscal quarter after the closing of the Business Combination based upon the Company’s consolidated First Lien net leverage ratio. As security for the payment or performance of its debt, the Company has pledged certain equity interests in its subsidiaries.

On March 16, 2018 (the “Amendment Date”), the Company entered into an amendment (the “Repricing Amendment”) to the First Lien. As a result of the Repricing Amendment, the interest rate on the Term Loan was reduced and, as of the Amendment Date, such loans bear interest at a rate equal to, at the Company's option, either LIBOR plus an applicable margin of 3.50% or a base rate plus an applicable margin of 2.50%. The Repricing Amendment did not change the interest rate on the Revolving Credit Facility. The Revolving Credit Facility will continue to bear interest based upon the Borrower’s consolidated First Lien net leverage ratio as of the last financial statements delivered to the administrative agent. No additional debt was incurred, or any proceeds received, by the Borrower in connection with the Repricing Amendment. The incremental fees paid to the administrative agent are reflected as additional debt discount and are amortized over the terms of the long-term financing agreements using the effective-interest method.

The First Lien is subject to mandatory prepayments based on contractual terms. With respect to the Term Loan, prior to the six-month anniversary of the Effective Date, a 1.00% prepayment premium is payable by the Company in connection with certain repricing events. The Company may also voluntarily prepay outstanding loans at any time.

The credit facilities governing our debt arrangements contain certain financial and other covenants. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the credit facilities) contingent on credit extensions in excess of 30% of the total amount of commitments available under the revolving credit facility, and limitations on our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The credit facilities governing our debt arrangements bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. As the Company has not drawn on the Revolving Credit Facility as of May 26, 2018 and August 26, 2017, no debt covenants were applicable as of the period then ended.

As of May 26, 2018, the outstanding principal balances of the Term Loan was $199.0 million, and no draws have been made on the $75.0 million Revolving Credit Facility.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	May 26, 2018	May 27, 2017
	(Successor)	(Predecessor)
Net cash provided by operating activities	$36,223	$18,741
Net cash used in investing activities	$(3,104)	$(21,460)
Net cash used in financing activities	$(1,088)	$(53,477)

Operating activities. Our net cash provided by operating activities was $36.2 million for the successor period ended May 26, 2018, an increase of $17.5 million, compared to net cash provided by operating activities of $18.7 million for the predecessor period ended May 27, 2017. The increase was primarily driven by higher income before taxes. The Company had $88.4 million in cash and cash equivalents as of May 26, 2018, which is sufficient to satisfy current liabilities, current maturities of long-term debt, and the interest payments associated with them.

Investing activities. Our net cash used in investing activities was $3.1 million for the successor period ended May 26, 2018, which was a decrease of $18.4 million compared to the investing activities for the predecessor period ended May 27, 2017. The change was due to our investment in capital for the Wellness Foods acquisition in the prior year predecessor period compared to the working capital adjustment paid in the current year related to the Business Combination and a minor increase in purchases of property, plant and equipment.

Financing activities. Our net cash used in financing activities was $1.1 million for the successor period ended May 26, 2018, compared to $53.5 million for the predecessor period ended May 27, 2017. Net cash used in financing activities primarily relates to principal payments of debt.

Off-Balance Sheet Arrangements

As of May 26, 2018, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our expected material contractual payment obligations as of May 26, 2018.

	Payments due by period
Contractual Obligations ($ in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$199,000	$2,000	$4,000	$4,000	$189,000
Operating leases (1)	9,050	2,422	4,122	2,414	92
Interest payments	62,271	9,720	20,922	20,526	11,103
Total	$270,321	$14,142	$29,044	$26,940	$200,195
_______________

(1)
As of May 26, 2018, the Company is obligated under multiple non-cancellable operating leases, which continue through 2023. Rent expenses, inclusive of real estate taxes, utilities and maintenance incurred under operating leases, are included in general and administrative expenses in the Company’s consolidated statements of operations. For the thirteen weeks ended May 26, 2018 and May 27, 2017, rent expenses for the successor entity were $0.6 million and for the predecessor entity were $0.5 million, respectively. For the thirty-nine weeks ended May 26, 2018 and May 27, 2017, rent expenses for the successor entity were $1.8 million and for the predecessor entity were $1.5 million, respectively.

New Accounting Pronouncements

 For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report. There have been no significant changes to our critical accounting policies since August 26, 2017. Refer to Note 2 of our Condensed Consolidated Financial Statements in this filing for further information regarding recently issued accounting standards.

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

Additionally, our preliminary assessment indicates the enacted changes in the corporate tax rate and calculation of taxable income will have a favorable effect on our financial condition, profitability, and cash flows. As of May 26, 2018, the Company has booked provisional estimates of the impacts of the Tax Cuts and Jobs Act with the help of its professional advisers. Until such analysis is complete, the full impact of the new tax law on the Company in future periods is uncertain, and no assurances can be made by the Company on any potential impacts. Refer to Note 7 of our Condensed Consolidated Financial Statements in this filing for further information regarding recently issued law.

JOBS Act

Simply Good Foods qualifies as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, Simply Good Foods has elected to “opt out” of such extended transition period, and as a result, Simply Good Foods will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Simply Good Foods’ decision to opt out of the extended transition period is irrevocable.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk exposure during the thirteen week period ended May 26, 2018.  For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 26, 2018, because of a material weakness in the Company’s internal control over financial reporting as described below, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Changes in Internal Control over Financial Reporting

During the quarter ended May 26, 2018, the Company identified a material weakness related to the Company’s revenue recognition process. The Company had historically recorded revenue on a “FOB Shipping Point” basis despite the fact that a significant portion of customer contracts indicated “FOB Destination” terms. This matter lead to the acceleration of revenue recognition for inventory that was in transit from the Company’s warehouse to the customer’s location at the end of a reporting period. This material weakness was the result of an internal control design deficiency as the Company did not have a control to ensure that accounting personnel were provided with and reviewed customer contracts on a timely basis.

The Company has prepared an analysis of the impact of these errors and has concluded that the material weakness did not result in a material misstatement of the Company’s consolidated financial statements. Management has taken immediate action to begin remediating the material weakness. Actions taken include designing internal controls to ensure that accounting personnel are provided with relevant customer data to appropriately assess the recognition of revenue considering the specific contract terms and identifying proper resources to execute the newly designed internal control. Management expects to complete the remediation prior to the end of fiscal year 2018.

Except for the material weakness described above, there have been no changes in our internal control over financial reporting during the thirteen week period ended May 26, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Item 1A. Risk Factors

Readers should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition, cash flows or future results. Except as set forth below, there have been no material changes in our risk factors included in our Annual Report. The risks described in our Annual Report are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

Additionally, our preliminary assessment indicates the enacted changes in the corporate tax rate and calculation of taxable income will have a favorable effect on our financial condition, profitability, and cash flows. As of May 26, 2018, the Company has booked provisional estimates of the impacts of the Tax Cuts and Jobs Act with the help of its professional advisers. Until such analysis is complete, the full impact of the new tax law on the Company in future periods is uncertain, and no assurances can be made by the Company on any potential impacts. Refer to Note 7 of our Condensed Consolidated Financial Statements in this filing for further information regarding recently issued law.

Our business could be negatively impacted by changes in the U.S. and Canadian political environments.

We operate primarily in the U.S. and Canada and we ship a large number of products between the U.S. and Canada. Adverse changes to trade agreements, import or export regulations, customs duties or tariffs by either or both governments may have a negative impact our business, financial condition and results of operations.

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
4.2
Warrant Agreement, dated July 14, 2016, between Conyers Park Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to our Current Report on Form 8-K filed by Conyers Park Acquisition Corp. on July 20, 2016).

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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	July 10, 2018	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)