Form 10-K
period 2018-08-25
Simply Good Foods Co
filed 2018-10-24
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 25, 2018
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 23, 2018, the last business day of the registrant's most recently completed second fiscal quarter was approximately $452.4 million based on the closing price of $13.69 for one share of common stock, as reported on the NASDAQ Capital Market on that date.

As of October 15, 2018, there were 80,849,248 shares of common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2019 annual meeting of stockholders, to be filed within 120 days after the end of fiscal year ended August 25, 2018, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

The Simply Good Foods Company and Subsidiaries

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). When used anywhere in this Annual Report on Form 10-K (this “Report”), the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. We caution you that these forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. You should not place undue reliance on forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These forward-looking statements include, among other things, statements about our ability to continue to operate at a profit, our ability to maintain current operation levels, and our ability to maintain and gain market acceptance for our products or new products, our ability to capitalize on attractive opportunities, our ability to respond to competition and changes in the economy. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including in this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and those contained in subsequent reports we will file with the SEC. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

Explanatory Note

The Simply Good Foods Company (“Simply Good Foods”) was formed on March 30, 2017 to consummate a business combination (the "Business Combination") between Conyers Park Acquisition Corp. (“Conyers Park”) and NCP-ATK Holdings, Inc. (“Atkins”) which occurred on July 7, 2017 (the “Closing Date”). As a result, Simply Good Foods owns all of the equity in Atkins.

Conyers Park, a special purpose acquisition company (“SPAC”), was formed in 2016 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Simply Good Foods is listed on the NASDAQ Capital Market under the symbol “SMPL”.

As a result of the Business Combination, Simply Good Foods is the acquirer, and for accounting purposes, the "Successor", while Atkins is the acquiree, and accounting predecessor. Our financial statement presentation includes the financial statements of Atkins as “Predecessor” for periods prior to the Closing Date and of Simply Good Foods for periods after the Closing Date, including the consolidation of Atkins. The historical financial information of Conyers Park, prior to the Business Combination, are not reflected in the Predecessor financial statements as those amounts are considered de-minimis. As a result of the application of the acquisition method of accounting the financial statements, the Predecessor period and the Successor period are presented on a different basis of accounting and are therefore not comparable. For convenience, we have also included under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” pro forma combined information for 2017 and supplemental pro forma information for 2016 that gives effect to the Business Combination as if such transaction had been consummated on August 30, 2015. References in this Report to information provided on a pro forma basis refer to such pro forma financial information.

Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer, for periods prior to the completion of the Business Combination, to Atkins and its subsidiaries, and, for periods upon or after the completion of the Business Combination, to The Simply Good Foods Company and its subsidiaries. In context, “Atkins” may also refer to the Atkins® brand.

PART I

Item 1. Business

Simply Good Foods was formed on March 30, 2017 by Conyers Park to consummate a business combination between Conyers Park and Atkins, which occurred on July 7, 2017. As a result, Simply Good Foods owns all of the equity in Atkins.

Our principal executive offices are located at 1225 17th Street, Suite 1000, Denver, Colorado, 80202. Our telephone number is (303) 633-2840. We maintain a web site at www.thesimplygoodfoodscompany.com.

Overview

Simply Good Foods is a growing developer, marketer and seller of branded nutritional foods and snacking products. Its highly-focused product portfolio consists primarily of nutrition bars, ready-to-drink (“RTD”) shakes, snacks and confectionery products marketed under the Atkins®, SimplyProtein®, Atkins Harvest Trail and Atkins Endulge® brand names. Over the past 45 years, Atkins has become an iconic American brand that for many consumers stands for “low carb,” “low sugar” and “protein rich” nutrition. The Atkins approach focuses on a healthy nutritional approach with reduced levels of carbohydrates and sugars and encourages the consumption of lean protein, fiber, fruits, vegetables, and good fats.

In our core Atkins snacking business, we strive to offer a complete line of nutrition bars, RTD shakes and confections that satisfy hunger while providing consumers with a convenient, “better-for-you” snacking alternative. Our sales, marketing and R&D capabilities enable us to distribute products into a national customer base across the mass merchandiser, grocery and drug channels. We believe that Atkins’ broad brand recognition, depth of management talent and strong cash generation position us to continue to innovate in the Atkins brand and acquire other brands, and thereby become an industry leading snacking platform. To that end, in December 2016, Atkins completed the acquisition of Wellness Foods, Inc. (“Wellness Foods”), a Canada-based developer, marketer and seller of the SimplyProtein® brand that is focused on protein-rich and low-sugar products, which our management believes has significant opportunity for expansion in the U.S. In addition to snacking products, Atkins entered into a license arrangement in 2014 for frozen meals sold in the U.S. by Bellisio Foods, Inc.

Snacking occasions are on the rise as consumers crave convenient, healthy and delicious foods, snacks and meal replacements for their on-the-go lifestyles. We believe Atkins’ emphasis on nutrition bars and RTD shakes positions us to capitalize on consumers’ busy schedules. We believe a number of existing and emerging consumer trends within the U.S. food and beverage industry will continue to both drive the growth of the nutritional snacking category and increase the demand for Atkins’ product offerings. Some of these trends include increased consumption of smaller, more frequent meals throughout the day, consumers’ strong preference for convenient, “better-for-you” snacks, consumers’ greater focus on health and wellness, and consumers’ moves toward controlling carbohydrate and sugar consumption, as well as the trend of consumers seeking to add convenient sources of protein and fiber to their diets.

Our Strengths

Powerful brand with strong consumer awareness and loyalty. We are a leading player in the fast growing nutritional snacking category, and Atkins is one of the leading brands with scale in both nutrition bars and RTD shakes. The Atkins iconic brand has 85% aided brand awareness with U.S. consumers today, based on a study conducted by Atkins in January 2016. Atkins continues to add new consumers, as demonstrated by a 6% compound annual increase in its consumer base over the past five fiscal years. Our highly-focused snacking portfolio provides us with a leading position within retailers’ nutrition and wellness aisles, resulting in meaningful shelf space. Atkins’ ability to appeal to both weight management program consumers and consumers focused on everyday nutritious eating makes it a highly attractive and strategic brand for a diverse set of retailers across various distribution channels.

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

Scalable snacking and food platform. With the highly-recognized Atkins brand as an anchor, we have been able to grow our product offerings through our brand extensions and through acquisitions such as the December 2016 acquisition of Wellness Foods. Our in-house product development experience, combined with our outsourced manufacturing model, allow us to bring new products to market quickly. We pride ourselves on knowing our consumers and mining insights that lead to new products and ideas. We believe that we have the ability to leverage our strong relationships with our retail customers and distributors, brand building record, and category management expertise to help new products, brands and brand extensions gain distribution and consumer recognition, allowing us to continue to successfully expand our snacking platform.

Asset-light business with strong cash generation. We retain core in-house capabilities including sales, marketing, brand management, customer relationships, product development, and supply-chain know-how, while partnering with a diversified pool of contract manufacturers and distributors to execute manufacturing and distribution. Outsourcing these competencies allows us to focus our efforts on innovation, marketing and sales to strive to meet consumer demands. Our lean infrastructure allows for significant flexibility and speed-to-market and minimal capital investment, which translates into relatively consistent and robust free cash flow generation over time, driven by strong gross margins.

Experienced leadership team. Simply Good Foods has an experienced team of industry veterans with extensive experience across multiple branded consumer products, food and nutrition categories. For example, our Chief Executive Officer Joseph Scalzo has significant experience operating packaged foods businesses, having served in various leadership roles at Dean Foods, WhiteWave Foods, The Gillette Company, The Coca-Cola Company, and The Procter & Gamble Company. Our management team's extensive experience is complemented by the significant industry expertise of our directors James Kilts, the former Chief Executive Officer of The Gillette Company and Nabisco, and former President of Kraft USA and Oscar Mayer, and David West, the former Chief Executive Officer of Big Heart Pet Brands and The Hershey Company. Our management team’s deep expertise and proven track record in managing brands and operating packaged food businesses is a key driver of our success and positions Simply Good Foods as an attractive vehicle for future long-term growth within the snacking space and broader food category.

Our Strategies

Continue our advocacy, education and activation for core program consumers. Consumers who purchase Atkins’ products have shown a strong affinity for the brand as evidenced by a relatively high level of servings per buyer, per year. Historically, our core target consumer base has consisted of individuals participating in branded weight management programs. These consumers are our most loyal, profitable and frequent purchasers. We use targeted television and print ads with a celebrity-based campaign that motivates the potential programmatic buyer to try the Atkins approach to weight loss. We retain these buyers with a value-added "tool-kit" of a resource-filled website and mobile app that contains all the content necessary to follow the Atkins approach successfully - including menu planners, shopping lists, carb counter, community support, inspirational success stories, and over 1,500 recipes. We have an active and growing digital and social presence, using a comprehensive approach of search, banner and search engine optimization efforts. We are a leader in social media, with a top-tier presence on Facebook, Instagram and Twitter. We also have a growing network of social influencers, who promote the Atkins philosophy in their targeted blogs. We believe that social media is a cost-effective way of continuing to attract and retain these core consumers. We expect that the recently improved website and mobile application will continue to attract core consumers, including millennials, to our products. We believe that our ongoing efforts to educate consumers about the benefits of a lower carbohydrate lifestyle will further reinforce the brand to core consumers who are focused on a programmatic approach to weight management.

Further develop marketing strategy to reach self-directed low carbohydrate consumers. We intend to continue to make focused changes to our approach to consumer outreach. According to an Information Resources, Inc. (“IRI”) study, over 50% of our current consumers are self-directed low carbohydrate eaters (not on a program diet) who buy and consume our products, despite the fact that historically, Atkins’ marketing and advertising have not been targeted towards them. Based on a study we conducted in January 2016, we believe that the addressable market for our products is expandable from approximately 8 million low carbohydrate, program weight management consumers to approximately 46 million consumers, including individuals focused on self-directed weight management and those who have adopted a low carbohydrate approach to eating unrelated to weight management. Management expects that the brand’s redesigned marketing and advertising, such as our food-focused television advertising, will be effective at reaching the large addressable market of self-directed low carbohydrate consumers. Additionally, social media continues to be an important component of our marketing tools and we have an active and growing presence on key social channels such as Facebook, Instagram and Twitter. During the fifty-two week period ended August 25, 2018, Atkins had approximately 10 million new visitors to its website, www.atkins.com.

Innovate and expand the portfolio of product offerings to meet consumer demands for “cleaner labels,” higher protein products and new product forms. Management expects that our ongoing efforts to meet consumer demands for “cleaner labels” will be effective at reaching self-directed low carbohydrate consumers, who are focused on weight management as part of overall health, wellness and “clean eating.” Management is committed to continually finding new and innovative formulations to reduce the number of product ingredients, as well as using “better for you” ingredients like nuts, fiber and whey protein in its existing products, while maintaining and improving taste and quality. In addition, we intend to continue to enhance, strengthen and expand our product offerings with new and innovative flavors and forms, simple ingredients and packaging alternatives, all while maintaining a commitment to delivering products that meet our nutritional profile and provide the convenience that consumers crave. Our in-house research and development laboratory allows us to develop new products internally and bring them to market quickly through our contract manufacturing network without diverging from high standards of taste, quality, safety and nutritional content. Additionally, we intend to satisfy developing consumer demands through the pursuit of merger and acquisition transactions, such as the December 2016 acquisition of Wellness Foods, a Canada-based developer, marketer and seller of the SimplyProtein® brand that is focused on “cleaner label,” protein-rich and low-sugar products, which our management believes have significant opportunity for expansion in the U.S.

Expand distribution in white space opportunities. In the fifty-two week period ended August 25, 2018, over 80% of Atkins’ gross sales in the U.S. were through the mass retailer and grocery distribution channels. Management team believes there is opportunity for the brand to further penetrate other distribution channels such as convenience and club stores. Management also believes that the development of the SimplyProtein® brand will allow us to expand distribution into the natural and specialty channel. In addition, while shoppers have become heavy consumers of e-commerce purchases generally, only approximately 4% of Atkins’ gross sales for the fifty-two week period ended August 25, 2018 were through its e-commerce channel. We intend to leverage our brand recognition to further develop the distribution channels through which we reach consumers, including through the expansion of the e-commerce channel.

Leverage platform to expand in attractive food and snacking categories. Management believes the fragmented snacking category presents a substantial opportunity for consolidation and the opportunity to build, through disciplined acquisitions, a leading platform in the snacking space and broader food category. As a leader in nutritious snacking, we believe we have the unique capability to leverage our operating platform and customer relationships to expand beyond the Atkins brand. Our experienced management team has deep expertise in brand building to expand the business into additional brands and products in the snacking segment. Simply Good Foods is actively seeking to identify and evaluate acquisition opportunities to complement the Atkins platform, and sees significant opportunity for growth and synergies in complementary adjacent snacking categories such as the “better-for-you” eating space.

Our Goals

Our goal for the Atkins and Simply Protein brands is to improve global health by providing products that are consistent with how a healthier world eats. To make this vision a reality, we strive to embed our brand as a part of everyday life through advocacy, education and innovation. For over 45 years, Atkins has become an iconic American brand that for many consumers stands for “low carb,” “low sugar” and “protein rich” nutrition. Our vision and mission, coupled with our belief that today’s consumer is looking for sustainable, healthy long-term habits, has inspired our focus on nutritional snacking. We believe that wellbeing is not just about weight loss or quick results, but also about a healthier approach to eating.

Our Approach to Healthy Living and Healthy Weight

Over 100 independent, peer reviewed, clinical studies support that eating the right foods can improve health, not only in terms of weight management, but also in terms of related chronic issues like diabetes and cardiovascular disease. We believe that we offer a balanced approach to nutrition that can result in better health.

Dr. Robert Atkins, a well-known cardiologist, discovered the beneficial effects on his patients of a low carbohydrate nutritional regimen and helped refine the understanding of human nutrition and its link to health. More people are recognizing that Atkins is the foundation of the new convention of eating right, and that the old convention of eating excess carbohydrates and sugar has actually contributed to global obesity. Dr. Atkins limited his patients’ intake of sugar and carbohydrates not only for the weight management benefits, but also because of the numerous other health benefits to his patients. While calorie control plays some role in wellness, studies show that it can be far more important to know what the body does with food and its components. We believe that controlling the things that the human body turns into sugar is the single biggest factor in eating right. When there is too much sugar and too many carbohydrates in the bloodstream, the body stores them as fat. Many people do not know that starchy carbohydrates such as breads, pasta, cereal, rice and potatoes are really just long chains of sugars. One quarter cup of raisins has an equivalent impact on blood sugar as 9.3 teaspoons of sugar and 1 oz. of pretzels has an equivalent impact as 6.6 teaspoons of sugar. We believe that eating proteins and good fats and controlling carbohydrate consumption are the most important parts of eating right. We believe the old conventional wisdom of "all calories are created equal", no matter how many of them are sugars, is simply wrong—eating sugar floods the body with the wrong kind of fuel, whereas our approach aims to satisfy the body while creating more stable energy, higher metabolism and less stored fat. The human body works better with the right fuel.

Our Products

Core Products

Our core products consist of nutrition bars, RTD shakes and confections under the Atkins and SimplyProtein brands.

Nutrition Bars. To keep on-the-go consumers energized and fueled, our nutrition bars offer a convenient and effective solution, providing consumers with protein, fiber and a delicious taste. Atkins offers two main types of nutrition bars: Atkins Meal Bars and Atkins Snack Bars. Atkins Meal Bars contain 13 to 17 grams of protein, and are available in 13 different flavors. With 2 to 7 grams of net carbs, Atkins Snack Bars contain 5 to 12 grams of protein. Atkins offers 14 varieties of Atkins Snack Bars.

To add to Atkins’ portfolio of nutrition bars and snacks, in December 2016 we acquired Wellness Foods, a Canada-based company which owns the SimplyProtein® brand. Beginning in October 2018, we began selling SimplyProtein products in select U.S. stores and online. SimplyProtein products offer snacking solutions with simple, recognizable ingredients that contain satisfying protein and 3 grams of sugar or less. SimplyProtein crispy bars, baked bars, and crunchy bites offer on-the-go snacks that are Non-GMO Project Verified and gluten free, with no artificial sweeteners, colors, flavors or preservatives.

RTD Shakes. Our rich and creamy Atkins RTD shakes contain 10 to 15 grams of protein, as well as other important vitamins and minerals. Available in a variety of flavors, including cookies and crème, café caramel and creamy chocolate, RTD shakes are made with high quality ingredients and are designed to provide energy balance through the day. Our Plus RTD shakes contain 30 grams of protein, for our consumers seeking higher protein content. We also recently added protein powder to our shake product lineup.

Confections. We believe our Atkins Endulge® line, which is designed to satisfy consumers’ sweet cravings, and which we call Treats, consists of delicious desserts without all of the added sugar. Atkins offers a variety of different Treats, such as peanut butter cups and pecan caramel clusters, each with only 1 gram of sugar or less and low net carbs, providing consumers with the option to indulge.

Other Products

Through third-party partnerships, we offer complementary Atkins branded frozen meals.

Licensed Frozen Meals. Atkins signed a renewable seven-year license agreement with Bellisio Foods, Inc., or “Bellisio”, effective September 1, 2016, to license its frozen meals business. Bellisio manufactures, distributes, markets, promotes and sells Atkins frozen food products under the Atkins licensed marks. These products include Atkins branded frozen breakfasts, lunches and dinners. With a large selection of meal types, including pizzas, breakfast bowls and more, we believe our frozen meals offer a great way to learn the basics of protein rich, low-carbohydrate and low-sugar eating in a simple, convenient and delicious way. The scope of the license includes all frozen meals across all retail channels (excluding online), in the U.S., Canada and Mexico.

Recipes. We offer over 1,600 protein rich, low-carbohydrate and low-sugar recipes designed to help consumers achieve and maintain a healthy lifestyle, while still enjoying delicious food.

Marketing, Advertising and Consumer Outreach

Simply Good Foods believes advocacy and education are key foundations of our approach to growth. By increasing consumer awareness about the benefits of adopting a low-carbohydrate approach to healthy eating, we are able to capture a larger audience and spread our message about the benefits of a low-carbohydrate approach to healthy living. Accordingly, we have structured our marketing and advertising not only to promote our products, but also to educate consumers, including through community and school health education programs.

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

Branded Program Consumers. We identify branded program consumers as those consumers open to a weight-management program. These consumers are typically of the belief that Atkins’ nutritional approach is effective, that Atkins’ food products generally make them less hungry than other approaches and that Atkins’ snacks are an effective way to facilitate weight management. Our primary message to these consumers is that our products and snacks enable weight management while still allowing consumers to maintain a sustainable and satisfying lifestyle. Atkins emphasizes to these consumers the emotional benefits of healthy living - increased energy, strength and self-esteem - and the simplicity and healthiness of its program.

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

Celebrity Endorsements

We utilize celebrity partnerships to increase consumer awareness of our products and serve as real-life motivational and inspirational success stories. During 2018, we partnered with Rob Lowe to serve as our official celebrity spokesperson, which will continue through 2019. Atkins has also partnered with other celebrities, such as Lauren Alaina and Alyssa Milano, who publicly attribute their weight loss to Atkins’ products and programs. By actively supporting Atkins’ products and nutritional approach, these celebrities serve as a valuable resource contemporizing the Atkins brand, educating consumers, encouraging them to learn more about Atkins and building brand awareness.

Television Advertising

In addition to digital marketing and social media, we also engage in traditional advertising through television. Atkins specifically uses television as a means to encourage more consumers to learn about Atkins, share success stories and increase consumer awareness regarding the benefits of low-carbohydrate and low-sugar eating approaches. In the fifty-two week period ended August 25, 2018, approximately 28% of Atkins’ U.S. Selling and Marketing expenses were spent on television advertising.

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

Digital Marketing and Social Media

We dedicate a sizeable portion of our marketing and advertising spend to digital marketing channels. We maintain a registered domain at www.atkins.com, which serves as the primary source of information regarding Atkins’ products. In fiscal 2018, Atkins had approximately 10 million new visitors to its website, based on internal tracking. The Atkins website is used as a platform for consumer testimonials and success stories, and as a means to communicate simple nutrition choices that we believe can deliver a healthy holistic lifestyle and sustainable weight management.

We use social media platforms extensively for online collaboration like iPhone and Android smartphone apps, Facebook, Instagram and Twitter. These platforms are fundamentally changing the way we engage with our consumers and allow Atkins to directly reach desirable target demographics, such as millennials.

Facebook. We maintain an Atkins Facebook page, which we use to facilitate consumer services, distribute brand information and news, and publish videos and pictures promoting the brand. We also conduct regular contests and giveaways. As of October 2018, Atkins had approximately 782 thousand Facebook followers.

Instagram. We maintain an Atkins Instagram account, @atkinsnutritionals, which we use as motivational, inspirational and aspirational publishing, and as an authentic representation of low-carb lifestyles. We frequently publish consumer success stories, and conduct regular contests for our consumers. As of October 2018, Atkins had approximately 63 thousand Instagram followers.

Twitter. We maintain an active Atkins Twitter account, @atkinsinsider, which we use to disseminate trending news and information, as well as to publish short format tips, tricks and hacks. We also engage in chats with success stories, and conduct regular contests for our consumers. As of October 2018, Atkins had approximately 41 thousand Twitter followers.

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

In addition, as part of our innovation process, we collaborate with nationally recognized third-party flavor houses and product development firms for new product development and then conduct our own proprietary consumer research to identify and improve upon new product concepts. We plan to continue to conduct extensive consumer research in order to develop successful new products including product flavor and concept testing, marketing and trend analysis and consumer prototype testing.

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

Intellectual Property

We own numerous domestic and international trademarks and other proprietary rights that are important to our business. Depending upon the jurisdiction, trademarks are valid as long as they are used in the regular course of trade and/or their registrations are properly maintained. We believe the protection of our trademarks, copyrights, patents, domain names, trade dress and trade secrets are important to our success. We aggressively protect our intellectual property rights by relying on a combination of watch services and trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system. Atkins domain name is www.atkins.com, which has traffic of approximately 10 million new visitors in 2018 based on internal estimates. We also own virtually all of the recipes and specifications to our products.

Competition

We compete primarily with nutritional snacking brands in large retail environments. The nutritional snacking industry is fragmented and highly competitive, and includes a number of diverse competitors.

Our identified competitors include, but are not limited to, CLIF Bar, KIND bars, Special K, Slimfast, Muscle Milk, Premier Nutrition, Quest Nutrition and thinkThin.
We believe that the principal competitive factors in the nutritional snacking and weight management industries are:

•	ingredients;

•	taste;

•	low-carbohydrate, low-sugar, protein rich versus other nutritional approaches;

•	convenience;

•	brand awareness and loyalty among consumers;

•	media spending;

•	product variety and packaging;

•	access to retailer shelf space; and

•	access to Walmart Stores, Inc. retail locations, a significant customer generating approximately 43% of our sales in fiscal year 2018.

We believe that we currently compete effectively with respect to each of these factors. However, a number of companies in the nutritional snacking and weight management industry have greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with distributors and suppliers, longer operating histories, greater distribution capabilities, stronger brand recognition and greater marketing resources than we have.

Supply Chain

We operate an asset-light business model. For the manufacture of our products, we subcontract with contract manufacturers, and as a result, our operations are highly flexible and require minimal capital expenditure. The supply chain for our international business also uses exclusively contract manufacturers, and is completely separate from our North American supply chain, which is described below.

U.S. Supply Chain. Our products are shipped directly to one central warehouse, which is a leased warehouse managed by a third-party logistics provider who then distributes products to customers. In addition, our use of demand forecasting and vendor-managed inventory systems enable us to meet shipping demands, ensure timely delivery of orders and offer service levels to our customers.

Sourcing. The principal ingredients to manufacture our products include chocolate and other coatings, dairy, proteins, soy and nuts. Our packaging supplies consist of flexible film, cartons, tetra paper and corrugate. All of our core ingredients are purchased according to rigorous standards to assure food quality and safety. These core ingredients are generally available in adequate quantities from suppliers. We visit with major suppliers to source competitively priced, quality ingredients that meet our standards. We manage actively the cost of some ingredients including milk protein concentrate, chocolate coatings, some nuts, soy crisps and liquid soy.

Manufacturing. We rely on contract manufacturers to manufacture our products. The contract manufacturers schedule and purchase ingredient inventory independently, according to parameters set in their contracts and forecasts we provide. Our contract manufacturers are regularly audited by third parties and are required to follow rigorous food safety guidelines. We believe our contract manufacturers have capacity to meet our anticipated supply needs, although short term high demand can cause disruptions. We monitor both near-term and long-term capacity as well as fulfillment rates and overall performance of our manufacturing partners and qualify alternate suppliers as needed. We receive finished products from our contract manufacturers, which includes all packaging and ingredients used, as well as an agreed-upon tolling charge for each item produced. These finished products are then shipped directly to our distribution center in Greenfield, Indiana.

U.S. Storage. We have one leased distribution center in Greenfield, Indiana, referred to as the Distribution Center, where we store all finished goods. The Distribution Center has approximately 423,000 square feet of floor space.

Distribution. Our logistics provider distributes the finished goods through regional truckloads, which first flow through regional terminals. At the terminals, our orders are consolidated with other customer orders. The finished goods are then distributed to retailer distribution centers. The regular weekly shipments and consolidation have diminished our costs. We manage approximately 45% of outgoing volume by writing our own orders to retailer distribution centers and maintaining agreed finished goods inventory levels at their warehouse(s).

Retailers. We have a wide variety of customers across the mass, food, club, drug and e-commerce channels. Besides Walmart Stores, Inc., our largest customer representing approximately 43% of consolidated sales of Simply Good Foods in fiscal year 2018, no other customer represents more than 10% of sales.

E-Commerce. We aim to ensure that our consumers may access our brand in the way that best suits their lifestyles by offering home delivery of Atkins’ snacking products. We sell our products on Atkins.com as well as Amazon.com.

Food Safety and Quality. Food safety and quality is a top priority and we dedicate substantial resources to ensure that consumers receive safe, high quality food products. Our products are manufactured in facilities that have programs and controls in place regarding consistent quality and food safety. Product attributes, such as taste, aroma, texture and appearance are regularly monitored. Good Manufacturing Practices, or GMP, and comprehensive food safety programs are designed to produce a safe, wholesome product. Our suppliers are required to have equally robust processes in place and confirm their compliance with product specifications with Letters of Guaranty and Certificates of Analysis for shipments of core ingredients to be used in our products. Finally, random samples of finished goods are regularly sent to a third-party laboratory for testing.

International. Our products are sold in North America and 65 countries globally. Our top international sales are in Australia/New Zealand and the Netherlands. For the fifty-two week period ended August 25, 2018, international net sales represented approximately 6% of total net sales. Our international supply chain is self-sufficient and run by a lean team solely focused on international operations. Similar to U.S. operations, international operations utilize contract manufacturers for products, and distributors for distributions and sales. See Item 1A. “Risk Factors” for risks associated with our international operations, and see Note 16, Segment and Customer Information, of the Consolidated Financial Statements included in Item 8 of this Report for additional information about our geographic areas.

Atkins’ History

Dr. Robert Atkins was a cardiologist who discovered that by controlling carbohydrate consumption in his patients, he could improve their health and lower their weight. In 1972, Dr. Robert Atkins published a book, Dr. Atkins’ Diet Revolution, and became famous as a diet doctor. He also founded a company, Atkins Nutritionals, to make food products that were consistent with his approach to nutrition. In the 1980s and 1990s, Atkins was a doctor-founded diet brand. In 2003, Atkins was acquired from its founders by Parthenon and Goldman Sachs Capital Partners. In the early 2000s, in the midst of the low carb diet craze, the Atkins diet was the most popular diet in the U.S., with one in two adults claiming they were using Atkins for weight loss. The strategy pursued by management at that time was to proliferate the brand into numerous categories within the grocery store. Atkins launched over 1,100 SKUs in categories such as bread, macaroni and cheese, ice cream, barbecue sauce, vitamin pills and supplements—categories well beyond Atkins’ core snacking business. As the low carb diet craze faded, those new products did not sell well and Atkins filed for bankruptcy in 2005. Atkins re-emerged from bankruptcy in 2006, and was subsequently acquired by North Castle Partners in 2007. Atkins repositioned the business based on two strategies: a focus on core, programmatic weight loss consumers, and a focus on healthy snacking. Roark Capital Group (“Roark“) acquired Atkins in 2010. Atkins positioned the brand to consumers as a balanced approach to weight loss and upgraded the snacking products to improve taste and expand flavor variety. Supported by increased levels of marketing spending, those strategies resulted in eight consecutive years of U.S. Multi-Outlet Retail Sales growth. In 2016, Atkins evolved its strategy to continue to target consumers focused on a programmatic approach to weight loss, while adding a new target consumer: self-directed low carbohydrate consumers, who prefer a self-directed, rather than programmatic, approach to nutrition. Since 2016, Atkins has purposefully and thoughtfully broadened the brand, positioning toward a healthier approach to eating, while focusing on the core snacking business.

Seasonality

We have experienced in the past, and expects to continue to experience, seasonal fluctuations in sales as a result of consumer spending patterns. Historically, sales have been greatest in the first calendar quarter as we sell product to retail locations, which sell to consumers in the second fiscal quarter, primarily driven by the post-holiday resolution season. We have also seen minimal seasonality in the summer and back-to-school shopping seasons in the third and fourth fiscal quarters, respectively. The period of the lowest sales has historically been the fourth fiscal quarter. We believe these consumer spending patterns are driven primarily by the predisposition of consumers to adjust their approach to nutrition at certain times of the year as well as the timing of our advertising linked with key customer retail-driven promotion windows.

Research and Development

Our research and development activities primarily consist of generating and testing new product concepts, new flavors and packaging and are primarily internal. We expense research and development costs as incurred as they primarily relate to compensation, facility costs and purchased research and development services, materials and supplies. Research and development costs are included in General and administrative expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). Our total research and development expenses were $2.5 million for the fifty-two week period ended August 25, 2018, $0.4 million for the successor period from July 7, 2017 through August 26, 2017, $1.9 million for the predecessor period from August 28, 2016 through July 6, 2017 and $2.1 million for the fifty-two week period ended August 27, 2016.

Segments

Our business is organized around one reportable segment that sells its branded nutritional foods and snacking products designed around the nutrition principles of the Atkins eating approach, which is based on our go-to-market strategies, the objectives of the business and how our chief decision maker, the CEO, monitors operating performance and allocates resources. See Note 16, Segment and Customer Information, of the Consolidated Financial Statements included in Item 8 of this Report for additional information.

Employees

As of August 25, 2018, we had 141 employees, including international employees. None of the U.S. employees are represented by a labor union or are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

Regulation and Compliance

Along with contract manufacturers, brokers, distributors, ingredients and packaging suppliers, Simply Good Foods is subject to laws and regulations in the United States promulgated by federal, state and local government authorities. In the United States, the federal agencies governing the manufacture, distribution and advertising of products including, among others, the U.S. Federal Trade Commission (“FTC”), the U.S. Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA“), the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration and similar state and local agencies. Under various statutes, these agencies, among other things, prescribe the requirements and establish the standards for quality and safety and regulate marketing and advertising to consumers. Certain of these agencies, in certain circumstances, must not only approve products, but also review the manufacturing processes and facilities used to produce these products before they can be marketed in the United States.

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

We are subject to the Food Safety Modernization Act of 2011, which, among other things, mandates that the FDA adopt preventative controls to be implemented by food facilities in order to minimize or prevent hazards to food safety. We are subject to numerous other federal, state and local regulations involving such matters as the licensing and registration of manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of food products.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

We may not be able to compete successfully in the highly competitive nutritional snacking industry.

The nutritious snacking industry is large and intensely competitive because consumers are seeking simpler, “cleaner” and more sustainable eating habits. Our business is committed to providing people a more nutritious way to eat. As a result, we compete in the nutritional snacking industry, which is included in the general snack foods industry. Competitive factors in the nutritional snacking industry include product quality, taste, brand awareness among consumers, nutritional content, simpler and less processed ingredients, innovation of “on-trend” snacks, variety of snacks offered, grocery aisle placement, access to retailer shelf space, price, advertising and promotion, product packaging and package design. We compete in this market against numerous multinational, regional and local companies principally on the basis of our low-carb, low-sugar and protein-rich nutritional content, product taste and quality, our brand recognition and loyalty, marketing, advertising, price and the ability to satisfy specific consumer dietary needs. An increasing focus on healthy and simpler products in the marketplace will likely increase these competitive pressures within the category in future periods.

Our competitors in the nutritional snacking industry include companies selling branded weight loss programs who support these programs by offering a wide variety of diet foods, meal replacement bars, shakes and nutritional supplements, and through the promotion of weight loss and weight management approaches such as paleo, vegan, gluten free, vegetarian and others. Views towards nutritional snacking, weight loss and management, and other nutritional approaches, are cyclical and trendy in nature, with constantly changing consumer perceptions. In addition to remaining competitive through the quality of our products, consumer perceptions of the Atkins’ weight management approach and the effectiveness of a low-carb, low-sugar and protein-rich eating approach must continue to be viewed favorably, or our business and reputation may be materially and adversely affected. If other weight management approaches become more popular, or are generally perceived to be more effective than Atkins, we may not be able to compete effectively. Some of our competitors have substantially greater resources than us and sell brands that may be more widely recognized than Atkins’ brands. Our current and potential competitors may offer products similar to our products, a wider range of products than we offer, and may offer such products at more competitive prices than we do. Local or regional markets often have significant additional competitors, many of whom offer products similar to ours and may have unique ties to regional or national retail chains. Any increased competition from new entrants into the nutritional snacking industry or any increased success by existing competition could result in reductions in our sales, require us to reduce our prices, or both, which could materially and adversely affect our business, financial condition and results of operations.

If we fail to successfully implement our growth strategies on a timely basis, or at all, our ability to increase our revenue and operating profits could be materially and adversely affected.

Our future success depends, in large part, on our ability to implement our growth strategies effectively, including expanding on a low carb, low-sugar and protein-rich healthy lifestyle while maintaining the traditional identity of our brands and the loyalty of our consumers. However, we may not succeed in implementing our growth strategies effectively. In December 2016, we transitioned from a single- to multi-brand portfolio with the addition of Wellness Foods and the addition of the SimplyProtein® brand. We expect to focus on nutritional snacking in the future and intend to add additional brands to our product portfolio. As a multi-brand business, we face increased complexities and greater uncertainty with respect to consumer trends and demands than as a single-brand business. Our ability to successfully expand our nutritional snacking brands and other growth strategies depends on, among other things, our ability to identify, and successfully cater to, new demographics and consumer trends, develop new and innovative products, identify and acquire additional product lines and businesses, secure shelf space in grocery stores, wholesale clubs and other retailers, increase consumer awareness of our brands, enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products, and compete with numerous other companies and products. In addition, self-directed lifestyle consumers of products may have different preferences and spending habits than the consumers of traditional weight loss products. We may not be successful in reaching and maintaining the loyalty of new consumers to the same extent, or at all, as we have with our historical consumers. Traditional weight management consumers actively on the Atkins program represent approximately 15% of our current consumer base whereas the remaining 85% of our consumers are not currently on a program diet. We may not be successful in evolving our advertising and other efforts to appeal to both our branded weight loss consumers and self-directed healthy lifestyle consumers. If we are unable to identify and capture new audiences and demographics, our ability to successfully integrate additional brands will be adversely affected. Accordingly, we may not be able to successfully implement our growth strategies, expand our brands, or continue to maintain growth in our sales at our current rate, or at all. If we fail to implement our growth strategies or if we invest resources in growth strategies that ultimately prove unsuccessful, our sales and profitability may be negatively impacted, which would materially and adversely affect our business, financial condition and results of operations.

If we do not continually enhance our brand recognition, increase distribution of our products, attract new customers to our brands and introduce new and innovative products, either on a timely basis or at all, our business may suffer.

The nutritional snacking industry is subject to rapid and frequent changes in consumer demands. Because consumers are constantly seeking new products and strategies to achieve their healthy eating goals, our success relies heavily on our ability to continue to develop and market new and innovative products and extensions. New product sales represent a growing and important portion of our net sales. In order to respond to new and evolving consumer demands, achieve market acceptance and keep pace with new nutritional, weight management, technological and other developments, we must constantly introduce new and innovative products into the market, some of which may not be accepted by consumers, may be sent to market prematurely or may not be consistent with our quality and taste standards. Accordingly, we may not be successful in developing, introducing on a timely basis or marketing any new or enhanced products. If we are unable to commercialize new products, our revenue may not grow as expected, which would materially and adversely affect our business, financial condition and results of operations.

We rely on sales to a limited number of retailers for a substantial majority of our net sales, and the loss of one or more such retailers may harm our business. In addition, we maintain “at will” contracts with these retailers, which do not require recurring or minimum purchase amounts of our products.

A substantial majority of our sales are generated from a limited number of retailers. Sales to our largest retailer, Walmart, Inc. (“Walmart”), represented approximately 43% of sales in fiscal year 2018. Although the composition of our significant retailers may vary from period-to-period, we expect that most of our net sales will continue to come from a relatively small number of retailers for the foreseeable future. These retailers may take actions that affect us for reasons that we cannot anticipate or control, such as their financial condition, changes in their business strategy, operations, the perceived quality of their products and the introduction of competing products. There can be no assurance that Walmart or our other significant retailers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing.

Our retailers typically do not provide us with firm, long- or short-term volume purchase commitments. As a result, we could have periods with little to no orders for our products while still incurring costs related to workforce maintenance, marketing, general corporate and debt service. Furthermore, despite operating in different channels, our retailers sometimes compete for the same consumers. As a result of actual or perceived conflicts resulting from competition, retailers may take actions that negatively affect us. We may not be able to find new retailers to supplement our revenues in periods when we experience reduced purchase orders, or recover fixed costs as a result of experiencing reduced purchase orders. Periods of reduced purchase orders could materially and adversely affect our business, financial condition and results of operations.

Conversely, from time to time, we may experience unanticipated increases in orders of our products from these retailers that can create supply chain problems and may result in unfilled orders. If we are unable to meet increased demand for our products, our reputation with these retailers may be harmed. Unanticipated fluctuations in product requirements could result in fluctuations in our results from quarter-to-quarter. Consolidation among retailers may also materially and adversely affect our results. An increase in the concentration of our sales to large customers may negatively affect our profitability due to the impact of higher shelving fees and reduced volumes of product sold. Furthermore, as retailers consolidate or account for a larger percentage of our sales, they may reduce the number of branded products they offer in order to accommodate private label products and pressure us to lower the prices of our products.

Our growth may be limited if we are unable to add additional shelf or retail space for our products.

Our results depend on our ability to drive revenue growth, in part, by expanding the distribution channels for our products. Our ability to do so may be limited by an inability to secure new retailers, or additional shelf and retail space for our products. Shelf and retail space for nutritional snacks is limited and subject to competitive and other pressures. There can be no assurance that retailers will provide sufficient, or any, shelf space, nor that online retailers will provide online access to their platform to enable us to meet our growth objectives.

Unattractive shelf placement and pricing may put our products at a disadvantage compared to those of our competitors. Even if we obtain shelf space or preferable shelf placement, our new and existing products may fail to achieve the sales expectations set by our retailers, potentially causing these retailers to remove our products from their shelves. Additionally, an increase in the quantity and quality of private-label products in the product categories in which we compete could create more pressure for shelf space and placement for branded products within each such category, which could materially and adversely affect our sales.

Changes in consumer preferences, perceptions of healthy food products and discretionary spending may negatively impact our brand loyalty and net sales, and materially and adversely affect our business, financial condition and results of operations.

We focus on products that are, or that we believe are, perceived to have positive effects on health, and compete in a market that relies on innovation and evolving consumer preferences. The processed food industry in general, and the nutritional snacking industry in particular, is subject to changing consumer trends, demands and preferences. Emerging science, Atkins’ nutritional approach and theories regarding health are constantly evolving. Products or methods of eating once considered healthy may become disfavored by consumers, scientifically disproven or no longer be perceived as healthy. Trends within the food industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced consumer demand, shelf or retail space and price reductions, and could materially and adversely impact our business, financial condition and results of operations. Additionally, certain ingredients used in our products may become negatively perceived by consumers, resulting in reformulation of existing products to remove such ingredients, which may negatively affect the taste or other qualities of our products. Factors that may affect consumer perception of healthy products include dietary trends and attention to different nutritional aspects of foods, concerns regarding the health effects of specific ingredients and nutrients, trends away from specific ingredients in products and increasing awareness of the environmental and social effects of product production.

Consumer perceptions of the nutritional profile of low-carb, low-sugar and protein-rich eating practices and products may shift and consumers may no longer perceive products with fewer carbohydrates, higher levels of protein, higher levels of fat and additional fiber as healthy. Approaches regarding weight management and healthy lifestyles are the subject of numerous studies and publications, often with differentiating views and opinions, some of which may be adverse to us. Conflicting scientific information on what constitutes good nutrition, diet fads and other weight loss trends may materially and adversely affect our business from time to time. Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and other consumer trends and to offer products that appeal to their needs and preferences on a timely and affordable basis. A change in consumer discretionary spending, due to economic downturn or other reasons may also materially and adversely affect our sales, and our business, financial condition and results of operations.

The loss of, a disruption in or an inability to efficiently operate our fulfillment network could materially and adversely affect our business, financial condition and results of operations.

For our U.S. operations, we utilize a single distribution center in Greenfield, Indiana. Substantially all of our inventory is shipped directly to our retailers from this center by a third-party operator. We rely significantly on the orderly operation of this center. If complications arise, or if the facility is damaged or destroyed, our ability to deliver inventory on a timely basis will be significantly impaired, which could materially and adversely impact our business.

We rely on a single-sourced logistics provider for distribution and product shipments in the United States. Our utilization of delivery services for shipments is subject to risks that may impact the ability to provide delivery services that adequately meet our shipping needs including increases in fuel prices, employee strikes and inclement weather. From time to time, we may change third-party transportation providers and we could face logistical difficulties that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change, and fail to obtain terms as favorable as those we currently receive.

Disruptions at our distribution facility or in our operations due to natural or man-made disasters, fire, flooding, terrorism or other catastrophic events, system failure, labor disagreements or shipping problems may result in delays in the delivery of products to retailers.

Shortages or interruptions in the supply or delivery of our core ingredients, packaging and products could materially and adversely affect our operating results as we rely on a limited number of third-party suppliers to supply our core ingredients and a limited number of contract manufacturers to manufacture our products.

The core ingredients used in manufacturing our products include soy, nuts, dairy and cocoa. We rely on a limited number of third party suppliers to provide these ingredients, a portion of which are international companies. There may be a limited market supply of any of these core ingredients. Any disruption in supply could materially and adversely affect our business, particularly our profitability and margins. Events that adversely affect our suppliers could impair our ability to obtain core ingredient inventories in the quantities desired. Such events include problems with our suppliers’ businesses, finances, labor relations, ability to import core ingredients, costs, production, insurance, reputation and weather conditions during growing, harvesting or shipping, including flood, drought, frost and earthquakes, as well as man-made disasters or other catastrophic occurrences.

Our financial performance depends in large part on our ability to purchase core ingredients and packaging in sufficient quantities at competitive prices. We may not have continued supply, pricing or exclusive access to core ingredients and packaging from these sources. Any of our suppliers could discontinue or seek to alter their relationships with us. We may be adversely affected by increased demand for our specific core ingredients, a reduction in overall supply of required core ingredients, suppliers raising their prices, and increases in the cost of packaging and distributing core ingredients. Additionally, we may be adversely affected if suppliers stop selling to us or enter into arrangements that impair their abilities to provide us with core ingredients.

We rely on a limited number of contract manufacturers to manufacture our products. If any of these manufacturers experience adverse effects on their businesses or are unable to continue manufacturing our products at required levels, on a timely basis, or at all, we may be forced to seek other manufacturers. In addition, our contract manufacturers independently contract for and obtain some of the core ingredients in our products. If contract manufactures are unable to obtain these core ingredients in the required amounts or at all, their ability to manufacture our products would be adversely affected. It could take a significant period of time to locate and qualify such alternative production sources. We may not be able to identify and qualify new manufacturers in a timely manner that could allocate sufficient capacity to meet our requirements, which could adversely affect our ability to make timely deliveries of products. Furthermore, we may be unable to negotiate pricing or other terms with existing or new manufacturers as favorable as what we currently enjoy. In addition, there is no guarantee a new manufacturing partner could accurately replicate the production process and taste profile of the existing products.

We are subject to risks associated with protection of our trade secrets by our third party contract manufacturers. If our contract manufacturers fail to protect our trade secrets, either intentionally or unintentionally, our business, financial condition and results of operations could be materially and adversely affected. If we experience significant increased demand for our products, or need to replace an existing supplier or manufacturer, additional supplies of core ingredients or manufacturers may not be available when required, on acceptable terms, or at all. Suppliers may not allocate sufficient capacity to meet our requirements, fill our orders in a timely manner or meet our strict quality standards. Even if our existing suppliers and manufacturers are able to expand their capacities to meet our needs, or we are able to find new sources of core ingredients or new contract manufacturers, we may encounter delays in production, inconsistencies in quality and added costs. We may not be able to pass increased costs onto the consumer immediately, if at all, which may decrease or eliminate our profitability. Any manufacturing and/or supply disruptions or cost increases could have an adverse effect on our ability to meet consumer demand for our products and result in lower net sales and profitability, both in the short and long term.

We rely in part on our third-party contract manufacturers to maintain the quality of our products. The failure or inability of contract manufacturers to comply with the specifications and requirements of our products could result in product recall, which could materially and adversely affect our reputation and subject us to significant liability should the consumption of any of our products cause or be claimed to cause illness or physical harm. Our products implicate risks such as product contamination, spoilage, product tampering, other adulteration, mislabeling and misbranding. We also license certain products that contain our brand and logo, but which are produced and distributed exclusively by third parties of whom we have limited control. In addition, we do not own our warehouse facility, but it is managed for us by a third party.

Under certain circumstances, we may be required to, or may voluntarily, recall or withdraw products. For example, in 2016, as part of a larger national recall by several other food companies, we incurred losses, including recalled product as a result of potential contamination from an ingredient supplied to one of our third-party manufacturers at their manufacturing center. While the contamination did not result in any consumer illness, and we were indemnified for a substantial portion of our direct product loss, the recall may have damaged our reputation. A widespread recall or withdrawal of any of ours or Atkins’ licensed products may negatively and significantly impact our sales and profitability and could result in significant losses depending on the costs of the recall, destruction of product inventory, reduction in product availability, and reaction of competitors and consumers.

We may be subject to claims or lawsuits, including class actions lawsuits (which could significantly increase any adverse settlements or rulings) or judgments, resulting in liability for actual or claimed injuries, illness or death. Any of these events could materially and adversely affect our business, financial condition and results of operations. Whether or not a product liability claim or lawsuit is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential consumers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe to be adequate. However, we may incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could materially and adversely affect our business, financial condition and results of operations.

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

We do not use hedges or forward pricing for availability of any core ingredients. As such, any material upward movement in core ingredient pricing could negatively impact our margins if we are not able to pass these costs on to our consumers, or our sales if we are forced to increase our prices. If we are not successful in managing our ingredient and packaging costs, if we are unable to increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will materially and adversely affect our business, financial condition and results of operations.

Certain of our core ingredient contracts have minimum volume commitments that could require purchases without matching revenues during weaker sales periods. Future core ingredient prices may be impacted by new laws or regulations, tariffs, suppliers’ allocations to other purchasers, interruptions in production by suppliers, natural disasters, volatility in the price of crude oil and related petrochemical products and changes in exchange rates.

Severe weather conditions and natural disasters such as fires, floods, droughts, hurricanes, earthquakes and tornadoes can affect crop supplies, manufacturing facilities and distribution activities, and negatively impact the operating results of our business.

Severe weather conditions and natural disasters, such as fires, floods, droughts, frosts, hurricanes, earthquakes, tornadoes, insect infestations and plant disease, may affect the supply of core ingredients used to make food products, or may prevent the manufacturing or distribution of food products by third parties. Competing manufacturers might be affected differently by weather conditions and natural disasters, depending on the location of their sources of supplies and manufacturing or distribution facilities. If supplies of core ingredients available to us are reduced, we may not be able to find enough supplemental supply sources on favorable terms, which could materially and adversely affect our business, financial condition and results of operations. In addition, because we rely on few contract manufacturers for a majority of our manufacturing needs and a single distribution warehouse, adverse weather conditions could impact the ability for those third-party operators to manufacture and store our products.

If our brands or reputation are damaged, the perception of our brand by our consumers, distributors and retailers may diminish, which could materially and adversely affect our business, financial condition and results of operations.

We believe we have built our reputation on the efficacy of our nutritional approach, as well as the high quality flavor and nutritional content of our food. We must protect and expand on the value of our brands to continue to be successful in the future. Any incident that erodes consumer affinity for our brands could significantly reduce our value and damage our business. For example, negative third-party reports regarding the Atkins nutritional approach or the quality of our food, whether accurate or not, may adversely impact consumer perceptions, which could in turn cause the Atkins’ brand value to suffer and adversely affect our business. In addition, if we are forced, or voluntarily elect, to recall certain products, including frozen foods or licensed products over which we may not have full quality control, the public perception of the quality of our food may be diminished. We may also be adversely affected by news or other negative publicity, regardless of accuracy, regarding other aspects of our business, such as public health concerns, illness, safety, security breaches of confidential consumer or employee information, employee related claims relating to alleged employment discrimination, health care and benefit issues or government or industry findings concerning our retailers, distributors, manufacturers or others across the industry supply chain.

As part of our marketing initiatives, we have entered into agreements with certain public figures to market and endorse our products on both a national and local level. While we maintain specific selection criteria and are diligent in our efforts to seek out public figures that resonate genuinely and effectively with our consumer audience, the individuals we choose to market and endorse our products may fall into negative favor with the general public. Because our consumers may associate the public figures that market and endorse our products with us, any negative publicity on behalf of such individuals may result in negative publicity about us and our products. This negative publicity could materially and adversely affect our brand and reputation as well as our revenue and profits.

Negative information, including inaccurate information, about us on social media may harm our reputation and brand, which could have a material and adverse effect on our business, financial condition and results of operations.

There has been a marked increase in the use of social media platforms and similar channels that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is its impact. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is potentially limitless. Information concerning our business and/or products may be posted on such platforms at any time. Negative views regarding our products and the efficacy of the Atkins eating approach have been posted on various social media platforms, may continue to be posted in the future, and are out of our control. Regardless of their accuracy or authenticity, such information and views may be adverse to our interests and may harm our reputation and brand. The harm may be immediate without affording an opportunity for redress or correction. Ultimately, the risks associated with any such negative publicity cannot be eliminated or completely mitigated and may materially and adversely affect our business, financial condition and results of operations.

We must expend resources to maintain consumer awareness of our brands, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve and our programs may or may not be successful.

We believe that the Atkins nutritional approach is broadly known and followed in the United States and many other countries in which we operate. In order to remain competitive and expand and keep shelf placement for our products, we may need to increase our marketing and advertising spending to maintain and increase consumer awareness, protect and grow our existing market share or promote new products, which could impact our operating results. Substantial advertising and promotional expenditures may be required to maintain or improve our brand’s market position or to introduce new products to the market, and participants in our industry are increasingly engaging with non-traditional media, including consumer outreach through social media and web-based channels, which may not prove successful. An increase in our marketing and advertising efforts may not maintain our current reputation, or lead to increased brand awareness. Moreover, we may be unable to maintain current awareness of our brand due to any potential fragmentation of our marketing efforts as we continue to focus on a low-carb, low-sugar and protein-rich nutritional approach for everyday snacking consumers. In addition, we consistently evaluate our product lines to determine whether or not to discontinue certain products. Discontinuing product lines may increase our profitability but could reduce our sales and hurt our brands, and a reduction in sales of certain products could result in a reduction in sales of other products. The discontinuation of product lines may have an adverse effect on our business, financial condition and results of operations.

If we are unable to maintain or increase prices, our margins may decrease.

We rely in part on price increases to offset cost increases and improve the profitability of our business. Our ability to maintain prices or effectively implement price increases may be affected by a number of factors, including competition, effectiveness of our marketing programs, the continuing strength of our brand, market demand and general economic conditions, including inflationary pressures. During challenging economic times, consumers may be less willing or able to pay a price premium for our branded products and may shift purchases to lower-priced or other value offerings, making it more difficult for us to maintain prices and/or effectively implement price increases. In addition, our retail partners and distributors may pressure us to rescind price increases that we have announced or already implemented, whether through a change in list price or increased promotional activity. If we are unable to maintain or increase prices for our products or must increase promotional activity, our margins may be adversely affected. Furthermore, price increases generally result in volume losses, as consumers purchase fewer units. If such losses are greater than expected or if we lose distribution due to a price increase, our business, financial condition and results of operations may be materially and adversely affected.

We intend to grow through acquisitions or joint ventures and we may not successfully integrate, operate or realize the anticipated benefits of such business combinations.

As part of our strategic initiatives, we intend to pursue acquisitions or joint ventures, such as our acquisition of Wellness Foods, Inc., including its SimplyProtein® brand, in December 2016. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing products and identifying and acquiring brands in new categories and new geographies for the purpose of expanding our platform of nutritional snacks and potentially other food products. Although we regularly evaluate multiple acquisition candidates, we cannot be certain that we will be able to successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on favorable terms, or integrate acquisitions that we complete.

Acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, which could increase target prices and/or materially and adversely affect our ability to consummate deals on favorable terms, the potential unavailability of financial resources necessary to consummate acquisitions, the risk that we improperly value and price a target, the potential inability to identify all of the risks and liabilities inherent in a target company or assets notwithstanding our diligence efforts, the diversion of management’s attention from the day-to-day operations of our business and additional strain on our existing personnel, increased leverage resulting from the additional debt financing that may be required to complete an acquisition, dilution of our net current book value per share if we issue additional equity securities to finance an acquisition, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions.

Any future acquisitions may pose risks associated with entry into new geographic markets, including outside the United States and our current international markets, distribution channels, lines of business or product categories, where we may not have significant prior experience and where we may not be as successful or profitable as we are in businesses and geographic regions where we have greater familiarity and brand recognition. Potential acquisitions may entail significant transaction costs and require a significant amount of management time and distraction from our core business, even where we are unable to consummate or decide not to pursue a particular transaction.

In addition to the risks above, even when acquisitions are completed, integration of acquired entities can involve significant difficulties. These include failure to achieve financial or operating objectives with respect to an acquisition, systems, operational and managerial controls and procedures, the need to modify systems or to add management resources, difficulties in the integration and retention of consumers or personnel and the integration and effective deployment of operations or technologies, amortization of acquired assets (which would reduce future reported earnings), possible adverse short-term effects on cash flows or operating results, integrating personnel with diverse backgrounds and organizational cultures, coordinating sales and marketing functions and failure to obtain and retain key personnel of an acquired business. Failure to manage these acquisition growth risks could have an adverse effect on our business.

All of our products must comply with regulations of the Food and Drug Administration (“FDA”) as well as state and local regulations. Any non-compliance with the FDA or other applicable regulations could harm our business.

Our products must comply with various FDA rules and regulations, including those regarding product manufacturing, food safety, required testing and appropriate labeling of our products. The FDA has not defined nutrient content claims with respect to carbohydrates, but has not objected to the use of net carbohydrate information on food labels if the label adequately explains how the term is used so that it would not be false or misleading to consumers. The FDA requires all carbohydrates per serving to be listed on the Nutrition Facts Panel (“NFP”) of a package. In addition to the information on the NFP, we use the term “net carbohydrate” (or “net carbs”) on our Atkins' packaging to assist consumers in tracking the carbohydrates in that serving of food that impact their blood sugar (glucose) levels. We determine the number of net carbs in a serving by subtracting fiber, and sugar alcohols if any, from the actual number of carbohydrates listed on the NFP. Fiber and sugar alcohols can be subtracted from the carbohydrates because they minimally impact blood sugar. It is possible that FDA regulations and/

or their interpretations may change related to, for example, definitions of certain of our core ingredients, such as fiber, labeling requirements for describing other ingredients or nutrients, such as sugar alcohols or protein, or disclosures of any ingredient labeled as genetically modified (“GMO”). As such, there is a risk that our products could become non-compliant with the FDA’s regulations, and any such non-compliance could harm our business.

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

We must rely on the contract manufacturers we engage to produce our products to maintain compliance with applicable regulatory requirements. Although we require our contract manufacturers to be compliant with regulatory requirements, we do not have direct control over such facilities. Failure of our contract manufacturers to comply with applicable regulation could have an adverse effect on our business.

Conflicts between state and federal law regarding definitions of our core ingredients, as well as labeling requirements, may lead to non-compliance with state and local regulations. For example, certain states may maintain narrower definitions of certain ingredients, as well as more stringent labeling requirements, of which we are unaware. Any non-compliance at the state or local level could materially and adversely affect our business, financial condition and results of operations.

Disruptions in the worldwide economy may materially and adversely affect our business, financial condition and results of operations.

Adverse and uncertain economic conditions may impact distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, retailers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns, making it more difficult to sell our premium products. Due to the relative costs of our products, during economic downturns, it may be more difficult to convince consumers to switch to or continue to use our brands or convince new users to choose our brands without expensive sampling programs and price promotions. In particular, consumers may reduce their purchases of products without GMOs, gluten or preservatives when there are conventional offerings of similar products, which generally have lower retail prices. In addition, consumers may choose to purchase private-label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in their ordering in response to these conditions and seek to reduce their inventories. Our results of operations depend on, among other things, our ability to maintain and increase sales volume with our existing distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.

Elements of our business, including the production, storage, distribution, sale, display, advertising, marketing, labeling, health and safety practices, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, as well as the laws and regulations administered by government entities and agencies outside the United States in markets in which our products or components thereof, such as packaging, may be made, manufactured or sold. These laws, regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events. Such factors may include changes in:

•	food and drug laws (including FDA regulations);

•	laws related to product labeling;

•	advertising and marketing laws and practices;

•	laws and programs restricting the sale and advertising of certain of our products;

•	laws and programs aimed at reducing, restricting or eliminating ingredients present in certain of our products;

•	laws and programs aimed at discouraging the consumption of products or ingredients or altering the package or portion size of certain of our products;

•	state consumer protection and disclosure laws;

•	taxation requirements, including the imposition or proposed imposition of new or increased taxes or other limitations on the sale of our products; competition laws;

•	anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), and the UK Bribery Act of 2010 (the “Bribery Act”);

•	economic sanctions and anti-boycott laws, including laws administered by the U.S. Department of Treasury, Office of Foreign Assets Control (“OFAC”) and the European Union (“EU”);

•
laws relating to export, re-export, transfer, tariffs and import controls, including the Export Administration Regulations, the EU Dual Use Regulation and the customs and import laws administered by the U.S. Customs and Border Protection;

•	employment laws;

•	privacy laws;

•	laws regulating the price we may charge for our products; and

•	farming and environmental laws.

New laws, regulations or governmental policies and their related interpretations, or changes in any of the foregoing, including taxes, tariffs or other limitations on the sale of our products, ingredients contained in our products or commodities used in the production of our products, may alter the environment in which we do business and, therefore, may impact our operating results or increase our costs or liabilities. In addition, if we fail to adhere to such laws and regulations, we could be subject to regulatory investigations, civil or criminal sanctions, as well as class action litigation, which has increased in the industry in recent years.

Our international operations expose us to regulatory, economic, political and social risks in the countries in which we operate.

The international nature of our operations involves a number of risks, including changes in U.S. and foreign regulations, tariffs, taxes and exchange controls, economic downturns, inflation and political and social instability in the countries in which we operate and our dependence on foreign personnel. Moreover, although our products in our foreign operations typically mirror those in the United States, consumers outside the United States may have different tastes, preferences and nutritional approaches than U.S. consumers. Our international business is small in comparison to our U.S. business, and as a result, our operations are more spread out which can add to our costs and limit our ability to effectively and timely react to adverse events. We cannot be certain that we will be able to enter and successfully compete in additional foreign markets or that we will be able to continue to compete in the foreign markets in which we currently operate.

Doing business outside the United States requires us to comply with the laws and regulations of the U.S. government and various foreign jurisdictions, which place restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the FCPA or the Bribery Act, export controls and economic sanctions programs, including those administered by the OFAC and the EU. As a result of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations. The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. In addition, the Bribery Act extends beyond bribery of foreign public officials and also applies to transactions with private persons. The provisions of the Bribery Act are also more onerous than the FCPA in a number of other respects, including jurisdictional reach, non-exemption of facilitation payments and, potentially, penalties.

Our continued expansion outside the United States, including in developing countries, and our development of new partnerships and joint venture relationships worldwide, could increase the risk of FCPA, OFAC, Bribery Act or EU sanctions violations in the future. Violations of anti-corruption and trade control laws and sanctions regulations may cause reputational damage and are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

Finally, our business could be negatively impacted by changes in the U.S. and Canadian political environments, in particular. We operate primarily in the U.S. and Canada and we ship a large number of products between the U.S. and Canada. Adverse changes to trade agreements, import or export regulations, customs duties or tariffs by either or both governments may have a negative impact on our business, financial conditions and results of operations.

Our international operations expose us to fluctuations in exchange rates, which may materially and adversely affect our operating results.

We source large quantities of our core ingredients from foreign suppliers, and as a result, any material upward movement in foreign exchange rates relative to the U.S. dollar will adversely affect our profitability. Furthermore, the substantial majority of our revenues are generated domestically, while a substantial portion of our third party manufacturing is completed in Canada. Any U.S. dollar weakness may therefore materially and adversely affect revenues and cash flows while also increasing supply and manufacturing costs.

Our geographic focus makes us particularly vulnerable to economic and other events and trends in North America.

We operate mainly in North America and, therefore, are particularly susceptible to adverse regulations, economic climate, consumer trends, market fluctuations, including commodity price fluctuations or supply shortages of key ingredients, and other adverse events in North America, including the U.S. and Canada. The concentration of our businesses in North America could present challenges and may increase the likelihood that an adverse event in North America would disproportionately materially and adversely affect product sales, financial condition and operating results.

Litigation or legal proceedings could expose us to significant liabilities and have a negative impact on our reputation.

From time to time, we may be party to various claims and litigation proceedings. We evaluate these claims and litigation proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, potential losses. We may establish reserves, as appropriate based on the information available to management at the time. These assessments and estimates involve a significant amount of management judgment and may differ materially from actual outcomes.

There is an additional risk that potential litigation may lead to adverse publicity, consumer confusion, distrust and additional legal challenges for us. Should we become subject to related or additional unforeseen lawsuits, including claims related to our products, labeling or advertising, which may vary in accordance with state and federal rules and regulations, consumers may avoid purchasing our products or seek alternative products, even if the basis for the claims against us is unfounded.

Any consumer loss of confidence in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. For example, publications and other third-party commentary may vary in opinion with respect to calculations of net carbs and vary on approach to calculations of net carbs, which may lead to reports questioning the accuracy of our calculations and reporting the amount of net carbs contained in certain of our products. Uncertainty among consumers as to the nutritional content or the ingredients used in our products, regardless of the cause, may have an adverse effect on our brands, business, results of operations and financial condition.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part upon protection of our rights in trademarks, trade dress, copyrights and other intellectual property rights we own or license. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. We may not be able to preclude third parties from using our intellectual property with respect to food or beverage products, and may not be able to leverage our branding beyond our current product offerings. In addition, our trademark or other intellectual property applications may not always be granted. Third parties may oppose our intellectual property applications, or otherwise challenge our use of trademarks or other intellectual property. Third parties may infringe, misappropriate, or otherwise violate our intellectual property. Changes in applicable laws could serve to lessen or remove the current legal protections available for intellectual property. Any legal action that we may bring to protect our brand and other intellectual property could be unsuccessful, result is substantial costs and could divert management’s attention from other business concerns. A successful claim of trademark, copyright or other intellectual property infringement, misappropriation, or other violation against us could prevent us from providing our products or services, or could require us to redesign or rebrand our products or packaging if we are unable to license such third-party intellectual property on reasonable terms. Certain of our intellectual property licenses have fixed terms, and even for those that do not, we cannot guarantee that all of our intellectual property licenses will remain in effect indefinitely. Termination of intellectual property licenses granted by or to us could result in the loss of profits generated pursuant to such licenses. Any of the foregoing outcomes could materially and adversely harm our business, financial condition or results of our operations.

Any inadequacy, failure or interruption of our information technology systems may harm our ability to effectively operate our business, and our business is subject to online security risks, including security breaches and identity theft.

We are dependent on various information technology systems. A failure of our information technology systems to perform as we anticipate could disrupt our business. Our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. Despite safeguards that we have implemented that are designed to prevent unauthorized access to our information technology systems, we cannot be certain that our information technology systems are free from vulnerability to security breaches (especially as the sophistication of cyber-security threats continues to increase), or from vulnerability to inadvertent disclosures of sensitive data by third parties or by us.

Unauthorized users who penetrate our information security systems could misappropriate proprietary, employee, or consumer information. As a result, it may become necessary to expend additional amounts of capital and resources to protect against, or to alleviate, problems caused by unauthorized access. Data security breaches could result in damaged reputation with consumers and reduced demand for our products. Additional expenditures may not prove to be a timely remedy against breaches by unauthorized users who are able to penetrate our information security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could adversely affect our computer systems and, in turn, harm our business.

A significant number of states require that consumers be notified if a security breach results in the disclosure of their personal financial account or other information. Additional states and governmental entities are considering such “notice” laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach, and such notice or public disclosure is required in the future, our reputation and our business may be harmed.

With the exception of limited information voluntarily submitted by users of our website, we typically do not collect or store consumer data or personal information. However, third-party providers, including our licensees, contract manufacturers, e-commerce contractors and third-party sellers may do so. The website operations of such third parties may be affected by reliance on other third-party hardware and software providers, technology changes, risks related to the failure of computer systems through which these website operations are conducted, telecommunications failures, data security breaches and similar disruptions. If we or our third-party providers fail to maintain or protect our respective information technology systems and data integrity effectively, fail to implement new systems, and/or update or expand existing systems or fail to anticipate, plan for or manage significant disruptions to systems involved in our operations, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, suppliers, distributors or others, and be subject to regulatory sanctions, including sanctions stemming from violations of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and as a result, have increases in operating expenses.

If we do not maintain effective internal control over financial reporting, we could fail to report our financial results accurately.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. In the future, we may discover areas of our internal control over financial reporting that need improvement. Prior to the Business Combination, we had not historically documented our internal controls. If we identify a control deficiency that rises to the level of a material weakness in internal controls over financial reporting, our ability to record, process, summarize and report financial information timely and accurately may be adversely affected and, as a result, our financial statements may contain material misstatements or omissions. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In addition, our internal financial and accounting team is leanly staffed, which can lead to inefficiencies with respect to segregation of duties. If we fail to properly and efficiently maintain an effective internal control over financial reporting, we could fail to report our financial results accurately.

If we are unable to implement appropriate systems, procedures and controls, we may not be able to successfully offer our products, grow our business and account for transactions in an appropriate and timely manner.

Our ability to successfully offer our products, grow our business and account for transactions in an appropriate and timely manner requires an effective planning and management process and certain other automated management and accounting systems. We currently do not have an integrated enterprise resource planning system and certain other automated management and accounting systems. We periodically update our operations and financial systems, procedures and controls; however; we still rely on manual processes and procedures that may not scale proportionately with our business growth. Our systems will continue to require automation, modifications and improvements to respond to current and future changes in our business. Failure to implement in a timely manner appropriate internal systems, procedures and controls could materially and adversely affect our business, financial condition and results of operations.

The seasonal nature of our business could cause operating results to fluctuate.

We have experienced, and expect to continue to experience, fluctuations in our quarterly results of operations due to the seasonal nature of our business. The months of January to May result in the greatest retail sales due to renewed consumer focus on healthy living following New Year’s Day, as well as significant customer merchandising around that time. This seasonality could cause our share price to fluctuate, as the results of an interim financial period may not be indicative of our full year results. Seasonality also impacts relative revenue and profitability of each quarter of the year, both on a quarter-to-quarter and year-over-year basis.

Our insurance may not provide adequate levels of coverage against claims.

We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business, financial condition and results of operations.

Loss of our key executive officers or other personnel, or an inability to attract and retain such management and other personnel, could negatively impact our business.

Our future success depends to a significant degree on the skills, experience and efforts of our key executive officers. The loss of the services of any of these executives could materially and adversely affect our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. Additionally, we also depend on our ability to attract and retain qualified personnel to operate and expand our business. If we fail to attract talented new employees, our business and results of operations could be negatively affected.

We have incurred and will continue to incur significantly increased costs as a result of operating as a public company, and our management has been and will continue to be required to devote substantial time to compliance efforts.

We have incurred and expect to continue to incur significant legal, accounting, insurance and other expenses as a result of being a public company. The Dodd-Frank Act and the Sarbanes-Oxley Act of 2002, or (the “Sarbanes-Oxley Act”), as well as related rules implemented by the SEC, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. Compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act, has and will continue to substantially increase expense, including our legal and accounting costs, and make some activities more time-consuming and costly. Our internal infrastructure may not be adequate to support our increased reporting obligations, and we may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome our limited experience or employees which could adversely affect our business if our internal infrastructure is inadequate to fulfill our public company obligations. These laws, rules and regulations could also make it more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers.

Our only significant asset is ownership of 100% of NCP-ATK Holdings, Inc. and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations, including our obligations under the Tax Receivable Agreement (the “TRA”).

We have no direct operations and no significant assets other than the ownership of 100% of NCP-ATK Holdings, Inc. We will depend on NCP-ATK Holdings, Inc. for distributions, loans and other payments to generate the funds necessary to meet our financial obligations and to pay any dividends with respect to our common stock. Legal and contractual restrictions in agreements governing our debt arrangements and future indebtedness of NCP-ATK Holdings, Inc., as well as the financial condition and operating requirements of NCP-ATK Holdings, Inc., may limit our ability to obtain funds in a timely manner from NCP-ATK Holdings, Inc. The earnings from, or other available assets of, NCP-ATK Holdings, Inc. may not be sufficient to pay dividends, make distributions or loans to enable us to pay any dividends on our common stock, or satisfy our other financial obligations.

Our indebtedness could materially and adversely affect our financial condition and ability to operate our company, and we may incur additional debt.

As a result of the Business Combination, we have approximately $198.5 million in outstanding indebtedness and a revolving credit facility of $75 million. Our debt level and the terms of our debt arrangements could materially and adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the credit facilities governing our indebtedness, we have granted the lenders a security interest in substantially all of our assets, including the assets of our subsidiaries and an affiliate.

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

The credit facilities governing our debt arrangements contain certain financial and other covenants. The revolving credit facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the credit facilities) contingent on credit extensions in excess of 30% of the total amount of commitments available under the revolving credit facility, and limitations on our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The credit facilities governing our debt arrangements bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could materially and adversely affect our cash flow.

We will be required to be compliant with the auditor attestation requirements on internal control over financial reporting under the Sarbanes-Oxley Act if we fail to continue to qualify as an emerging growth company, which could lead to increased costs to comply with regulatory requirements.

For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. We may remain an emerging growth company until July 20, 2021; however, if the market value of our common stock that is held by non‑affiliates exceeds $700 million as of the end of our second fiscal quarter at any time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an emerging growth company as of the last Saturday in August of the applicable year. We also would cease to be an emerging growth company if we issue more than $1 billion of non‑convertible debt over a three‑year period.

Pursuant to Section 404 of the Sarbanes‑Oxley Act (“Section 404”), public companies are required to furnish a report by management on its internal control over financial reporting. While we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. In addition, if we lose our status as an emerging growth company sooner than anticipated, we may need to accelerate our efforts to comply with Section 404, which may lead to increased costs and resources to complete the process. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed time frame or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Taking advantage of the reduced disclosure requirements applicable to "emerging growth companies" may make our common stock less attractive to investors.

The JOBS Act provides that, so long as a company qualifies as an "emerging growth company," it will, among other things:

•
be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

•	be exempt from "say on pay" and "say on golden parachute" advisory vote requirements of the Dodd-Frank Wall Street Reform and Customer Protection Act (the "Dodd-Frank Act")

•
be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 (the "Exchange Act"); and

•
be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor's report on the financial statements.

We currently utilize and intend to continue to utilize the exemptions described above for so long as we are an emerging growth company. We have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 107(b) of the JOBS Act. We could be an emerging growth company until July 20, 2021. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock

Our advertising is regulated for accuracy, and if our advertising is determined to be false or misleading, we may face fines or sanctions.

Our advertising is subject to regulation by the Federal Trade Commission under the Federal Trade Commission Act, which prohibits dissemination of false or misleading advertising. In addition, the National Advertising Division of the Council of Better Business Bureaus, Inc., which we refer to as NAD, administers a self-regulatory program of the advertising industry to ensure truth and accuracy in national advertising. NAD both monitors national advertising and entertains inquiries and challenges from competing companies and consumers. Should our advertising be determined to be false or misleading, we may have to pay damages, withdraw our campaign and possibly face fines or sanctions, which could have a material adverse effect on our sales and operating results.

We may need additional capital in the future, and it may not be available on acceptable terms or at all.

We have historically relied upon cash generated by our operations to fund our operations and strategy. We may also need to access the debt and equity capital markets, however, these sources of financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with agreements governing our outstanding debt. These factors may make the timing, amount, terms or conditions of additional financing unattractive to us. If we are unable to generate sufficient funds from operations or raise additional capital, our growth could be impeded.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares of common stock after the price has appreciated, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Our amended and restated certificate of incorporation provides that, to the extent allowed by law, the doctrine of “corporate opportunity” does not apply with respect to the directors, officers, employees or representatives of Conyers Park Sponsor, LLC ("Conyers Park Sponsor") Centerview Capital Holdings LLC (“Centerview Capital”) and Centerview Partners and their respective affiliates, excepted as provided below.

The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers, directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation provides that, to the extent allowed by law, the doctrine of “corporate opportunity” does not apply with respect to the directors, officers, employees or representatives of Conyers Park Sponsor, Centerview Capital and Centerview Partners and their respective affiliates. The doctrine of corporate opportunity shall apply with respect to any of our directors or officers with respect to a corporate opportunity that was offered in writing to such person solely in his or her capacity as our director or officer and such opportunity is one which they are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. Therefore, except as provided above, these parties have no duty to communicate or present corporate opportunities to us, and have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us.

As a result, certain of our stockholders, directors and their respective affiliates are not prohibited from operating or investing in competing businesses. We therefore may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business or prospects.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to general market and economic conditions and an active trading market for our securities may not be sustained. The price of our securities can vary due to forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are delisted from the NASDAQ Capital Market (“NASDAQ”) for any reason and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were listed on NASDAQ or another national securities exchange. Our shareholders may be unable to sell their securities unless a market can be established or sustained.

There can be no assurance that that we will be able to comply with the continued listing standards of NASDAQ.

Our common stock and certain of our warrants are listed on NASDAQ. If NASDAQ delists our common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our market or our competitors. Securities and industry analysts may not publish or may cease publishing research on us. If securities or industry analysts cease coverage, our stock price and trading volume may be negatively impacted. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock may decline. If any analysts were to cease coverage, or fail to regularly publish reports on our business, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

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

Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties

Our corporate headquarters is located at 1225 17th Street, Suite 1000, Denver, CO 80202. The Company leases the property for its corporate office, which occupies approximately 20,700 square feet. In addition, we lease office space and storage space in Louisville, Colorado and foreign countries including the Netherlands, United Kingdom and Canada to support key international operations. The Company also leases the Distribution Center in Greenfield, Indiana, which has approximately 423,000 square feet of floor space.

The following table summarizes our leased properties as of the date of this Report:

Location	Principal Use	Type	Lease Expiration Date
Denver, CO	Headquarters	Office	July 31, 2023
Louisville, CO	Research and Development	Office	May 31, 2020
Greenfield, IN	Distribution Center	Warehouse	December 31, 2022
Rogers, AR	Sales Operations	Office	September 30, 2022
Netherlands	International Operations	Office	February 2, 2021
Toronto, Ontario	Wellness Foods Operations	Office	February 28, 2019

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	2018				2017
	Common Stock		Warrants		Common Stock		Warrants
	High	Low	High	Low	High	Low	High	Low
First Quarter	13.06	10.93	3.05	1.86	N/A	N/A	N/A	N/A
Second Quarter	16.01	12.45	4.30	2.70	N/A	N/A	N/A	N/A
Third Quarter	14.98	12.14	4.15	2.85	N/A	N/A	N/A	N/A
Fourth Quarter(1)	18.24	12.96	6.70	3.15	12.50	10.93	2.80	2.24

(1) Fourth Quarter of 2017 includes share prices beginning July 10, 2017, the business day following the Business Combination.

Holders of Common Stock

At October 15, 2018, there were 80,849,248 shares outstanding and 20 record holders of our common stock.

Dividend Policy

We currently do not pay dividends and have not paid any cash dividends on our common stock to date. We intend to retain earnings to finance the growth and development of our business, and as such, we do not expect to pay any cash dividends on our common stock at this time. The payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future financing instruments, provisions of applicable law and any other factors the board deems relevant.

Performance Graph

The following stock performance graph compares the outstanding stock from issuance of SMPL, July 10, 2017, through August 24, 2018 (the last trading day of our fiscal year ended August 25, 2018), the cumulative total stockholder return for (1) Company’s common stock, (2) the Standard & Poor’s 500 Index and (3) the Standard & Poor’s 500 Packaged Foods & Meats Index. The graph assumes the value of the investment in our common stock and each index was $100.00 on July 10, 2017 and assumes reinvestment of any dividends.

The stock price performance below is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

As a result of the Business Combination, Simply Good Foods is the acquirer, and for accounting purposes the successor. Atkins is the acquiree and accounting predecessor. Our financial statement presentation includes the financial statements of Atkins as “Predecessor” for periods prior to the Closing Date and of Simply Good Foods for periods after the Closing Date, including the consolidation of Atkins. Also see the “Unaudited Pro Forma Combined Financial Information” section within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for pro forma combined information that gives effect to the Business Combination as if such transaction had been consummated on August 30, 2015.

The following table sets forth selected historical financial information derived from the audited financial statements. You should read the following selected financial information in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related notes in “Item 8. Financial Statements and Supplementary Data”.

	2018	2017		2016	2015	2014	2013
	52-weeks ended	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-weeks ended	35-weeks ended	52-weeks ended	52-weeks ended
	August 25, 2018			August 27, 2016	August 29, 2015	December 27, 2014	December 28, 2013
	(audited)	(audited)	(audited)	(audited)	(audited)	(audited)	(audited)
(In thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Net sales	$431,429	$56,334	$339,837	$427,858	$252,898	$429,858	$393,929
Cost of goods sold	223,873	35,941	179,998	248,464	151,978	249,832	221,120
Gross profit	207,556	20,393	159,839	179,394	100,920	180,026	172,809

Operating Expenses:
Distribution	19,685	2,784	14,970	18,489	11,429	19,481	19,544
Selling	17,802	2,322	13,905	18,513	14,632	22,282	23,211
Marketing	41,290	4,615	33,589	37,751	30,515	33,548	31,951
General and administrative	56,333	7,813	39,276	46,961	29,028	41,000	40,008
Depreciation and amortization	7,672	1,000	8,617	10,179	7,267	11,195	11,304
Business combination transaction costs	2,259	—	25,608	—	—	—	—
Gain in fair value change of contingent consideration - TRA liability	(2,848)	—	—	—	—	—	—
Other Expense	633	—	141	1,542	65	146	603
Total operating expenses	142,826	18,534	136,106	133,435	92,936	127,652	126,621

Income from operations	64,730	1,859	23,733	45,959	7,984	52,374	46,188

Other income (expense):
Change in warrant liabilities	—	—	722	(722)	1,689	143	(3,173)
Interest expense	(12,551)	(1,662)	(22,724)	(27,195)	(18,331)	(27,823)	(35,402)
Loss (gain) on foreign currency transactions	97	513	133	(619)	(1,045)	(1,211)	1,198
Other income	815	30	221	118	55	96	297
Total other expense	(11,639)	(1,119)	(21,648)	(28,418)	(17,632)	(28,795)	(37,080)

Income before income taxes	53,091	740	2,085	17,541	(9,648)	23,579	9,108
Income tax (benefit) expense	(17,364)	290	4,570	7,507	(4,334)	9,623	5,859
Net income (loss)	$70,455	$450	$(2,485)	$10,034	$(5,314)	$13,956	$3,249

Earnings per share from net income:
Basic	$1.00	$0.01
Diluted	$0.96	$0.01

Balance Sheet Data (at end of periods)
Total assets	$974,605	$922,488	$344,867	$389,512	$366,953	$385,215	$367,033
Long-term debt, less current maturities	190,935	191,856	281,445	321,638	331,565	330,758	330,234
Warrant liabilities	—	—	15,000	15,722	15,000	16,689	16,832
Stockholders’ equity (deficit)	672,601	598,702	(28,027)	(27,834)	(41,322)	(36,217)	(53,911)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Atkins fiscal year ends the last Saturday in August. Atkins’ fiscal years 2018, 2017 and 2016 ended August 25, 2018, August 26, 2017 and August 27, 2016, respectively, and were each fifty-two week periods. Atkins’ fiscal quarters are comprised of 13 weeks each, except for fifty-three week fiscal periods for the which the fourth quarter will be comprised of fourteen weeks, and end on the thirteenth Saturday of each quarter (fourteenth Saturday of the fourth quarter, when applicable). Atkins’ fiscal quarters for fiscal 2018 ended on November 24, 2017, February 24, 2018, May 26, 2018 and August 25, 2018.

As a result of the Business Combination, information is presented for the successor period for the fifty-two week period ended August 25, 2018, the successor period from July 7, 2017 through August 26, 2017, the predecessor period from August 28, 2016 through July 6, 2017 and the fifty-two week period ended August 27, 2016 are derived from Atkins’ audited consolidated financial statements and the notes thereto.

Overview

Simply Good Foods is a developer, marketer and seller of branded nutritional foods and snacking products. Our highly-focused product portfolio consists primarily of nutrition bars, RTD shakes, snacks and confectionery products marketed under the Atkins®, SimplyProtein®, Atkins Harvest Trail and Atkins Endulge® brand names. Over the past 45 years, Atkins has become an iconic American brand that for many consumers stands for “low carb,” “low sugar” and “protein rich” nutrition. The Atkins philosophy focuses on a healthy nutritional approach with reduced levels of refined carbohydrates and refined sugars and encourages the consumption of lean protein, fiber, fruits, vegetables, and good fats.

In our core Atkins snacking business, we strive to offer a complete line of nutrition bars, ready-to-drink shakes and confections that satisfy hunger while providing consumers with a convenient, “better-for-you” snacking alternative. Our sales, marketing and R&D capabilities enable us to distribute products into a national customer base across the mass merchandiser, grocery and drug channels. We believe that Atkins’ broad brand recognition, depth of management talent and strong cash generation position us to continue to innovate in the Atkins brand and acquire other brands, and thereby become an industry leading snacking platform. To that end, in December 2016, Atkins completed the acquisition of Wellness Foods, Inc. (“Wellness Foods”), a Canada-based developer, marketer and seller of the SimplyProtein® brand that is focused on protein-rich and low-sugar products, which our management believes has significant opportunity for expansion in the U.S. In addition to snacking products, Atkins entered into a license arrangement in 2014 for frozen meals sold in the U.S. by Bellisio Foods, Inc.

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

On July 7, 2017 (the “Closing Date”) Simply Good Foods completed the business combination with Conyers Park and Atkins (the “Business Combination”). As a result, Simply Good Foods owns all of the equity in Atkins.

As a result of the Business Combination, Simply Good Foods is the acquirer for accounting purposes and the successor while Atkins is the acquiree and accounting predecessor. Our financial statement presentation includes the financial statements of Atkins as “Predecessor” for periods prior to the Closing Date and of Simply Good Foods for periods after the Closing Date, including the consolidation of Atkins.  Following the consummation of the Business Combination, we are obligated to make payments under the Tax Receivable Agreement (the “TRA”). See Note 9, Income Taxes of the Consolidated Financial Statements included in this Report, for a detailed discussion of the TRA.

For convenience, we have also included pro forma combined information for the comparable periods of fiscal 2017 as if the Business Combination had been completed at the beginning of the 2017 fiscal year. References in this Annual Report to information provided on a pro forma basis refer to such pro forma combined financial information.

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

•
Business transaction costs. Business transaction costs are comprised of legal, due diligence and accounting firm expenses associated with the process of actively pursuing a potential business combination.

•
Gain in fair value change of contingent consideration - TRA liability. Gain in fair value change of contingent consideration - TRA liability charges relate to fair value adjustments of the TRA liability.

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

Comparison of Results for the Successor Fifty-Two Weeks Ended August 25, 2018, the Successor Period from July 7, 2017 through August 26, 2017 and the Predecessor Period from August 28, 2016 through July 6, 2017

The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	Successor		Successor		Predecessor
	52-Weeks Ended	% of Sales	From July 7, 2017 through August 26, 2017	% of Sales	From August 28, 2016 through July 6, 2017	% of Sales
(In thousands)	August 25, 2018
Net sales	$431,429	100.0%	$56,334	100.0%	$339,837	100.0%
Cost of goods sold	223,873	51.9%	35,941	63.8%	179,998	53.0%
Gross profit	207,556	48.1%	20,393	36.2%	159,839	47.0%

Operating expenses:
Distribution	19,685	4.6%	2,784	4.9%	14,970	4.4%
Selling	17,802	4.1%	2,322	4.1%	13,905	4.1%
Marketing	41,290	9.6%	4,615	8.2%	33,589	9.9%
General and administrative	56,333	13.1%	7,813	13.9%	39,276	11.6%
Depreciation and amortization	7,672	1.8%	1,000	1.8%	8,617	2.5%
Business transaction costs	2,259	0.5%	—	—%	25,608	7.5%
Gain in fair value change of contingent consideration - TRA liability	(2,848)	(0.7)%	—	—%	—	—%
Other expense	633	0.1%	—	—%	141	—%
Total operating expenses	142,826	33.1%	18,534	32.9%	136,106	40.1%

Income from operations	64,730	15.0%	1,859	3.3%	23,733	7.0%

Other income (expense):
Change in warrant liabilities	—	—%	—	—%	722	0.2%
Interest expense	(12,551)	(2.9)%	(1,662)	(3.0)%	(22,724)	(6.7)%
Gain on foreign currency transactions	97	—%	513	0.9%	133	—%
Other income	815	0.2%	30	0.1%	221	0.1%
Total other expense	(11,639)	(2.7)%	(1,119)	(2.0)%	(21,648)	(6.4)%

Income before income taxes	53,091	12.3%	740	1.3%	2,085	0.6%
Income tax (benefit) expense	(17,364)	(4.0)%	290	0.5%	4,570	1.3%
Net income (loss)	$70,455	16.3%	$450	0.8%	$(2,485)	(0.7)%

Other financial data:
Adjusted EBITDA	$78,602	18.2%	$8,654	15.4%	$63,889	18.8%

Comparison of Results for the Successor Fifty-Two Weeks Ended August 25, 2018 and the Successor Period from July 7, 2017 through August 26, 2017

Net sales. Net sales for the successor fifty-two week period ended August 25, 2018 were $431.4 million compared to $56.3 million for the Successor Period from July 7, 2017 through August 26, 2017.

Cost of goods sold. Cost of goods sold for the successor fifty-two week period ended August 25, 2018 were $223.9 million compared to $35.9 million for the Successor Period from July 7, 2017 through August 26, 2017.

Gross profit. Gross profit for the successor fifty-two week period ended August 25, 2018 was $207.6 million, or 48.1% of net sales compared to $20.4 million, or 36.2% of net sales, for the Successor Period from July 7, 2017 through August 26, 2017.

Operating expenses. Operating expenses for the successor fifty-two week period ended August 25, 2018 were $142.8 million, or 33.1% of net sales, compared to $18.5 million, or 32.9% of net sales, for the Successor Period from July 7, 2017 through August 26, 2017.

Interest expense. Interest expense for the successor fifty-two week period ended August 25, 2018 was $12.6 million, or 2.9% of net sales, compared to $1.7 million, or 3.0% of net sales, for the Successor Period from July 7, 2017 through August 26, 2017.

Income tax (benefit) expense. Income tax benefit for the successor fifty-two week period ended August 25, 2018 was $17.4 million compared to income tax expense of $0.3 million for the Successor Period from July 7, 2017 through August 26, 2017.

Adjusted EBITDA. Adjusted EBITDA for the successor fifty-two week period ended August 25, 2018 was $78.6 million compared to $8.7 million for the Successor Period from July 7, 2017 through August 26, 2017.

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

Interest expense. Interest expense for the successor period from July 7, 2017 through August 26, 2017 was $1.7 million or 3.0% of net sales compared to $22.7 million or 6.7% of net sales for the predecessor period from August 28, 2016 through July 6, 2017. The lower interest expense in the successor period from July 7, 2017 through August 26, 2017 is the result of the reduced principal balance of the debt as well as a reduction in the rate of interest being incurred on the debt.

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

Pro Forma Combined Fifty-Two Weeks Ended August 26, 2017

For comparative purposes, we are presenting an unaudited pro forma combined statement of operations for the fifty-two week period ended August 26, 2017, and we discuss such pro forma combined results compared to the Predecessor’s full year 2016 results below. The unaudited pro forma combined statements of operations for the fiscal year ended August 26, 2017 presents our consolidated results of operations giving pro forma effect to the Business Combination as if it had occurred as of August 28, 2016. The pro forma combined adjustments are based on available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma combined basis, the impact of these transactions on the historical financial information of our Predecessor and Successor entities, as applicable.

The Business Combination was accounted for using the acquisition method of accounting in accordance with the FASB Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). The historical financial information has been adjusted to give pro forma effect to events that are related and/or directly attributable to the Business Combination, are factually supportable and are expected to have a continuing impact on the results of the combined company. The adjustments presented on the unaudited pro forma financial statements have been identified and presented to provide relevant information necessary for an accurate understanding of the combined company upon consummation of the Business Combination.

The unaudited pro forma combined financial information contains a variety of adjustments, assumptions and estimates, is subject to numerous other uncertainties and the assumptions and adjustments as described in the accompanying notes hereto and should not be relied upon as being indicative of our results of operations had the Business Combination occurred on August 28, 2016. The unaudited pro forma combined financial information also does not project our results of operations for any future period or date. The unaudited pro forma combined financial information for the fifty-two weeks ended August 26, 2017 includes results of the Successor and Predecessor entities. The pro forma combined adjustments give effect to the items identified in the pro forma combined table below in connection with the Business Combination.

Pro Forma Combined Statement of Operations
For the Pro Forma Combined Fifty-Two Week Period Ended August 26, 2017

	Historical (i)				Unaudited
	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017			52-Weeks Ended
			Pro Forma Adjustments		August 26, 2017
(In thousands)	(Successor)	(Predecessor)			(Pro Forma)
Net sales	$56,334	$339,837	$—		$396,171
Cost of goods sold	35,941	179,998	(5,989)	ii	209,950
Gross profit	20,393	159,839	5,989		186,221

Operating expenses:
Distribution	2,784	14,970	—		17,754
Selling	2,322	13,905	—		16,227
Marketing	4,615	33,589	—		38,204
General and administrative	7,813	39,276	635	iii	47,724
Depreciation and amortization	1,000	8,617	(1,979)	iv	7,638
Business transaction costs	—	25,608	(25,608)	v	—
Other expense	—	141	—		141
Total operating expenses	18,534	136,106	(26,952)		127,688

Income from operations	1,859	23,733	32,941		58,533

Other income (expense):
Change in warrant liabilities	—	722	(722)	vi	—
Interest expense	(1,662)	(22,724)	12,475	vii	(11,911)
Gain on foreign currency transactions	513	133	—		646
Other income	30	221	—		251
Total other expense	(1,119)	(21,648)	11,753		(11,014)

Income before income taxes	740	2,085	44,694		47,519
Income tax expense	290	4,570	13,958	viii	18,818
Net income (loss)	$450	$(2,485)	$30,736		$28,701

Other financial data:
Adjusted EBITDA (ix)	$8,654	$63,889			$72,543
_______________

i.	The amounts presented represent the Predecessor’s historical GAAP results of operations.

ii.
The adjustment represents a non-cash, one time inventory fair value adjustment recorded in conjunction with the Business Combination and was recognized in the successor period, and is not indicative of future cost of goods sold.

iii.	The adjustment represents the incremental stock-based compensation expense under the Simply Good Foods omnibus incentive plan.

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

v.
Business combination transaction expenses primarily consist of fees related to the Business Combination and the Company’s acquisition activities. Refer to Note 3, Business Combination, of the consolidated financial statements for additional details.

vi.	Predecessor warrants were accounted for as warrant liabilities, which were exercised and settled with the Business Combination.

vii.
Represents the adjustment necessary to arrive at interest expense associated with the term loan and revolving debt facilities of Simply Good Foods. The predecessor entity had $337.2 million outstanding as of August 27, 2016 while the successor entity had $200.0 million outstanding. The long term debt of the predecessor entity accrued interest at 6.25% on the first lien and 9.75% on the second lien while the successor debt accrues interest at 3 month LIBOR plus 4%. The significant reduction in outstanding principal, and lower interest rates, drive significant expense savings. Refer to Note 7, Long-Term Debt and Line of Credit, of the consolidated financial statements for additional details on long-term debt.

viii.	Represents the adjustment necessary to arrive at an effective income tax rate of 39.6%.

ix.	Adjusted EBITDA is a non-GAAP financial measure. For a reconciliation to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” within this section.

Comparison of Results for the Fifty-Two Weeks Ended August 25, 2018 and the Pro Forma Combined Fifty-Two Weeks Ended August 26, 2017

For comparative purposes, we are presenting a statement of operations for the fifty-two week period ended August 25, 2018, compared to unaudited pro forma combined statement of operations for the fifty-two week period ended August 26, 2017. The following table presents, for the periods indicated, selected information from our unaudited pro forma combined financial results, including information presented as a percentage of net sales:

	Historical		Pro Forma
	Successor		Predecessor
	audited		unaudited
	52-Weeks Ended	% of sales	52-Weeks Ended	% of sales
(In thousands)	August 25, 2018		August 26, 2017
Net sales	$431,429	100.0%	$396,171	100.0%
Cost of goods sold	223,873	51.9%	209,950	53.0%
Gross profit	207,556	48.1%	186,221	47.0%

Operating expenses:
Distribution	19,685	4.6%	17,754	4.5%
Selling	17,802	4.1%	16,227	4.1%
Marketing	41,290	9.6%	38,204	9.6%
General and administrative	56,333	13.1%	47,724	12.0%
Depreciation and amortization	7,672	1.8%	7,638	1.9%
Business transaction costs	2,259	0.5%	—	—%
Gain in fair value change of contingent consideration - TRA liability	(2,848)	(0.7)%	—	—%
Other expense	633	0.1%	141	—%
Total operating expenses	142,826	33.1%	127,688	32.2%

Income from operations	64,730	15.0%	58,533	14.8%

Other income (expense):
Interest expense	(12,551)	(2.9)%	(11,911)	(3.0)%
Gain on foreign currency transactions	97	—%	646	0.2%
Other income	815	0.2%	251	0.1%
Total other expense	(11,639)	(2.7)%	(11,014)	(2.8)%

Income before income taxes	53,091	12.3%	47,519	12.0%
Income tax (benefit) expense	(17,364)	(4.0)%	18,818	4.7%
Net income	$70,455	16.3%	$28,701	7.2%

Other financial data:
Adjusted EBITDA	$78,602	18.2%	$72,543	18.3%

Net sales. Net sales of $431.4 million represented an increase of $35.3 million, or 8.9%, for the fifty-two weeks ended August 25, 2018 compared to the fifty-two weeks ended August 26, 2017. The increase in net sales is primarily due to organic sales growth of 8.3%, driven by increased sales of our products in the U.S., offset by 0.3% from the prior year recall receivable. In addition, the acquisition of Wellness Foods drove a 0.9% increase in net sales compared to the prior year.

In the third-quarter 10-Q the Company disclosed that it had historically recorded revenue on a “FOB Shipping Point” basis despite the fact that a significant portion of customer contracts indicated "FOB Destination" terms. As such, in the fourth quarter revenue was recorded on an "FOB Destination" basis, which resulted in a reduction to net sales of $7.8 million as of August 25, 2018.

Cost of goods sold. Cost of goods sold increased $13.9 million, or 6.6%, for the fifty-two weeks ended August 25, 2018 compared to the fifty-two weeks ended August 26, 2017. The increase is primarily due to sales volume growth of $16.5 million offset by an improvement in supply chain costs of $2.6 million.

Gross profit. Gross profit increased $21.3 million, or 11.5%, for the fifty-two weeks ended August 25, 2018 compared to the fifty-two weeks ended August 26, 2017. Gross profit of $207.6 million, or 48.1% of net sales, for the fifty-two weeks ended August 25, 2018 increased 110 basis points from 47.0% of net sales for the fifty-two weeks ended August 26, 2017. The increase is primarily due to favorable changes in trade allowances and favorable supply chain costs, offset in part by the aforementioned recall reimbursement which had a 20 basis point benefit to gross margin in the previous year.

Operating expenses. Operating expenses increased $15.1 million, or 11.9%, for the fifty-two weeks ended August 25, 2018 compared to the fifty-two weeks ended August 26, 2017 due to the following:

•
Distribution. Distribution expenses increased $1.9 million, or 10.9%, for the fifty-two weeks ended August 25, 2018 compared to the fifty-two weeks ended August 26, 2017. The increase is primarily driven by volume increases.

•
Selling. Selling expenses increased $1.6 million, or 9.7%, for the fifty-two weeks ended August 25, 2018 compared to the fifty-two weeks ended August 26, 2017. The increase was primarily driven by a $2.1 million increase in customer-specific advertising activity, offset by broker savings of $0.5 million.

•
Marketing. Marketing expenses increased $3.1 million, or 8.1%, for the fifty-two weeks ended August 25, 2018 compared to the fifty-two weeks ended August 26, 2017. The increase in expense is primarily driven by an increase in media spending and production.

•
General and administrative. General and administrative expenses increased $8.6 million, or 18.0%, for the fifty-two weeks ended August 25, 2018 compared to the fifty-two weeks ended August 26, 2017. The increase is related to higher professional fees of $3.0 million, employee related cost of $2.3 million, expansion of our distribution center of $1.6 million, the acquisition of Wellness Foods of $0.7 million and other increases in general and administrative expense of $1.0 million.

•
Depreciation and amortization. Depreciation and amortization expenses remained consistent between the fifty-two weeks ended August 25, 2018 compared to the fifty-two weeks ended August 26, 2017. The fifty-two weeks ended August 26, 2017 has been adjusted to change the depreciable basis of intangible assets as if the Business Combination occurred at the beginning of the year.

•
Business transaction costs. The Company recorded $2.3 million in transaction costs for the fifty-two weeks ended August 25, 2018 primarily related to the equity offering by one of our stockholders in February and due diligence costs associated with acquisition efforts. The Company did not incur any transaction costs in the comparable period.

•
Gain in fair value change of contingent consideration - TRA liability. The Company recorded a $2.8 million gain in contingent consideration for the fifty-two weeks ended August 25, 2018. The gain is due to the change in the fair value of the TRA from the beneficial impact of the change in tax law offset by routine incremental fair value amortization changes. The TRA was entered into as part of the Business Combination in the prior year. The TRA is discussed in Note 9, Income Taxes, of the Consolidated Financial Statements included in this Report.

Interest expense. Interest expense remained consistent between the fifty-two weeks ended August 25, 2018 compared to the fifty-two weeks ended August 26, 2017. The fifty-two weeks ended August 26, 2017 has been adjusted based on the long-term debt of the Company as if the Business Combination occurred at the beginning of the year.

Gain on foreign currency transactions. Foreign currency gain decreased $0.5 million between the fifty-two weeks ended August 25, 2018 and the fifty-two weeks ended August 26, 2017. Foreign currency transactions relate to changes in foreign currency rates in our international operations.

Income tax (benefit) expense. Income tax expense decreased $36.2 million for the fifty-two weeks ended August 25, 2018 compared to the fifty-two weeks ended August 26, 2017. The difference is primarily due to the preliminary assessment of the tax law change on the Company's tax liabilities. For the fifty-two week period ended August 26, 2017, the effective tax rate assumed within the pro forma financial statements was 39.6%. For the fifty-two weeks ended August 25, 2018, a provisional gain of $31.0 million pursuant to the change in tax law resulted in a negative effective tax rate of 32.7%. The change in tax law is discussed in Note 9, Income Taxes, of the Consolidated Financial Statements included in this Report.

Adjusted EBITDA. Adjusted EBITDA increased $6.1 million, or 8.4%, for the fifty-two weeks ended August 25, 2018 compared to the fifty-two weeks ended August 26, 2017. The increase is due to higher gross profit, partially offset by higher operating expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Supplemental Pro Forma Fifty-Two Week Period Ended August 27, 2016

The following unaudited pro forma financial information has been prepared from the perspective of Atkins and its fiscal year end of August 27, 2016. The unaudited pro forma income statement for the fifty-two weeks ended August 27, 2016 presents the historical consolidated statement of operations of Atkins for the fifty-two weeks ended August 27, 2016, giving effect to the Business Combination as if it had occurred on August 30, 2015.

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

The unaudited pro forma financial statements also reflect the impact of the Atkins license arrangement for frozen meals sold in the U.S. by Bellisio. This agreement was effective September 1, 2016 and is a seven-year license with Bellisio to license Atkins' frozen meals business. Bellisio manufactures, distributes, markets, promotes and sells Atkins frozen food products under the Atkins licensed mark. The effects of the license agreement are presented in the “Frozen License Adjustments” and “Atkins' Pro Forma” columns in the unaudited historical consolidated statement of operations for the fifty-two weeks ended August 27, 2016.

The unaudited pro forma financial information is for illustrative purposes only. The financial results may have been different if the Business Combination actually been completed sooner. You should not rely on the unaudited pro forma financial information as being indicative of the historical results that would have been achieved if the Business Combination had been completed as of August 30, 2015.

Pro Forma Combined Statement of Operations
For the Pro Forma Fifty-Two Week Period Ended August 27, 2016

	August 27, 2016						August 27, 2016
(In thousands)	Historical Atkins	Frozen License Adjustments		Atkins' Pro Forma (i)	Pro Forma Adjustments		Pro Forma (Unaudited)
Net sales	$427,858	$(58,819)		$369,039	$—		$369,039
Cost of goods sold	248,464	(48,977)		199,487	—		199,487
Gross profit	179,394	(9,842)		169,552	—		169,552

Operating expenses:
Distribution	18,489	(3,023)	vii	15,466	—		15,466
Selling	18,513	(2,440)	vii	16,073	—		16,073
Marketing	37,751	(1,487)		36,264	—		36,264
General and administrative	46,961	(2,897)		44,064	1,384	ii	45,448
Depreciation and amortization	10,179	—		10,179	(2,587)	iii	7,592
Business transaction costs	—	—		—	—		—
Other expense	1,542	(493)		1,049	—		1,049
Total operating expenses	133,435	(10,340)		123,095	(1,203)		121,892

Income from operations	45,959	498		46,457	1,203		47,660

Other income (expense):
Change in warrant liabilities	(722)	—		(722)	722	iv	—
Interest expense	(27,195)	—		(27,195)	15,284	v	(11,911)
Loss on foreign currency transactions	(619)	—		(619)	—		(619)
Other income	118	—		118	—		118
Total other (expense) income	(28,418)	—		(28,418)	16,006		(12,412)

Income before income taxes	17,541	498		18,039	17,209		35,248
Income tax (benefit) expense	7,507	197		7,704	6,254	vi	13,958
Net income	$10,034	$301		$10,335	$10,955		$21,290
_______________

i.	The amounts in this column represents the Predecessor’s historical GAAP results after removing the results of operations of the Frozen operations.

ii.	The adjustment represents the incremental stock based compensation expense under the Simply Good Foods omnibus incentive plan.

iii.
The adjustment reflects the difference in the intangible asset amortization expense associated with the allocation of purchase price to intangible assets due to the Business Combination. The amortization expense decreased as more indefinite lived intangible assets were identified for the successor entity than the predecessor entity. The amount of amortizable intangible assets identified in the Business Combination decreased from $125.8 million to $88.0 million. Refer to Note 5, Goodwill and Intangibles, of the consolidated financial statements for additional details.

iv.	The Simply Good Foods warrants are not warrant liabilities and are accounted for as equity warrants. The adjustment represents the corresponding decrease to expense.

v.
The adjustment represents interest expense associated with the term loan and revolving debt facilities of Simply Good Foods. The predecessor entity had $337.2 million outstanding as of August 27, 2016 while the successor entity had $200.0 million outstanding. The long term debt of the predecessor entity accrued interest at 6.25% on the first lien and 9.75% on the second lien while the successor debt accrues interest at 3 month LIBOR and 4%. The significant reduction in outstanding principal, and lower interest rates, drive significant expense savings. Refer to Note 7, Long-Term Debt and Line of Credit, of the Consolidated Financial Statements for additional details on long-term debt.

vi.	Represents the effective income tax rate of 39.6%.

vii.	Approximately $2.1 million of Pro Forma Frozen Licensing Selling costs were previously classified as Pro Forma Frozen Licensing Distribution expenses.

Comparison of Results for the Pro Forma Combined Fifty-Two Week Period Ended August 26, 2017 and the Supplemental Pro Forma Fifty-Two Week Period Ended August 27, 2016

For comparative purposes, we are presenting a unaudited pro forma combined statement of operations for the fifty-two week period ended August 26, 2017, and we discuss such pro forma combined results compared to the supplemental unaudited pro forma statement of operations for the fifty-two week period ended August 27, 2016. The following table presents, for the periods indicated, selected information from our unaudited pro forma consolidated financial results, including information presented as a percentage of net sales:

	Pro Forma		Pro Forma
	Successor		Predecessor
	unaudited		unaudited
	52-Weeks Ended	% of sales	52-Weeks Ended	% of sales
(In thousands)	August 26, 2017		August 27, 2016
Net sales	$396,171	100.0%	$369,039	100.0%
Cost of goods sold	209,950	53.0%	199,487	54.1%
Gross profit	186,221	47.0%	169,552	45.9%

Operating expenses:
Distribution	17,754	4.5%	15,466	4.2%
Selling	16,227	4.1%	16,073	4.4%
Marketing	38,204	9.6%	36,264	9.8%
General and administrative	47,724	12.0%	45,448	12.3%
Depreciation and amortization	7,638	1.9%	7,592	2.1%
Business transaction costs	—	—%	—	—%
Other expense	141	—%	1,049	0.3%
Total operating expenses	127,688	32.2%	121,892	33.0%

Income from operations	58,533	14.8%	47,660	12.9%

Other income (expense):
Change in warrant liabilities	—	—%	—	—%
Interest expense	(11,911)	(3.0)%	(11,911)	(3.2)%
Gain (loss) on foreign currency transactions	646	0.2%	(619)	(0.2)%
Other income	251	0.1%	118	—%
Total other expense	(11,014)	(2.8)%	(12,412)	(3.4)%

Income before income taxes	47,519	12.0%	35,248	9.6%
Income tax expense	18,818	4.7%	13,958	3.8%
Net income	$28,701	7.2%	$21,290	5.8%

Other financial data:
Adjusted EBITDA	$72,543	18.3%	$64,246	17.4%

Net sales. Net sales increased $27.1 million, or 7.4%, for the fifty-two weeks ended August 26, 2017 compared to the fifty-two weeks ended August 27, 2016. The increase in net sales was driven primarily by growth of $20.0 million in Atkins core business and the December 2016 addition of Wellness Foods of $7.1 million. The growth in the core business net sales was primarily driven by increased demand, growing volume $17.4 million and improved returns of $2.6 million. The improvement to returns was principally due to the 2016 recall expense which decreased 2016 net sales. The recall was subsequently reimbursed in 2017.

Cost of goods sold. Cost of goods sold increased $10.5 million, or 5.2%, for the fifty-two weeks ended August 26, 2017 compared to the fifty-two weeks ended August 27, 2016. The increase was primarily due to sales volume growth of $6.9 million and the Wellness Foods acquisition of $3.6 million.

Gross profit. Gross profit increased $16.7 million, or 9.8%, for the fifty-two week period ended August 26, 2017 compared to the fifty-two week period ended August 27, 2016. Gross margin of 47.0% for the fifty-two weeks ended August 26, 2017 improved 110 bps from 45.9% for the fifty-two weeks ended August 27, 2016 due to the favorable recall expense, cost saving initiatives and favorable mix.

Operating expenses. Operating expenses increased $5.8 million, or 4.8%, for the fifty-two week period ended August 26, 2017 compared to the fifty-two week period ended August 27, 2016 due to the following:

•	Selling. Selling expenses increased $0.2 million, or 1.0%, for the fifty-two week period ended August 26, 2017 compared to the fifty-two week period ended August 27, 2016.

•
Marketing. Marketing expenses increased $1.9 million, or 5.3%, for the fifty-two week period ended August 26, 2017 compared to the fifty-two week period ended August 27, 2016 to support the growth of the snacking business.

•
Distribution. Distribution expenses increased $2.3 million, or 14.8%, for the fifty-two week period ended August 26, 2017 compared to the fifty-two week period ended August 27, 2016. The increase in distribution expenses was primarily driven by a one-time surcharge in 2017 of $0.8 million.

•
General and administrative. General and administrative expenses increased $2.3 million for the fifty-two week period ended August 26, 2017 compared to the fifty-two week period ended August 27, 2016. The increase related to the acquisition of Wellness Foods and incremental costs associated with public company operations.

•	Depreciation and amortization. Depreciation and amortization expenses were flat for the fifty-two week period ended August 26, 2017 compared to the fifty-two week period ended August 27, 2016.

•	Other expense. Other expenses decreased $0.9 million for the fifty-two week period ended August 26, 2017 compared to the fifty-two week period ended August 27, 2016.

Gain (loss) on foreign currency transactions. Loss on foreign currency transactions increased $1.3 million for the fifty-two week period ended August 26, 2017 compared to the fifty-two week period ended August 27, 2016.

Income tax expense. Income tax expense increased $4.9 million from the fifty-two week period ended August 26, 2017 compared to the fifty-two week period ended August 27, 2016. The difference is due to higher income from operations in 2017 compared to 2016.

Adjusted EBITDA. Adjusted EBITDA increased $8.3 million, or 12.9%, for the fifty-two week period ended August 26, 2017 compared to the fifty-two week period ended August 27, 2016. The increase was driven by the increase in gross profit. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA”.

Reconciliation of Adjusted EBITDA

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines Adjusted EBITDA (earnings before interest, tax, depreciation and amortization) as net income before interest expense, income tax expense, depreciation and amortization with further adjustments to exclude the following items: stock-based compensation and warrant expense, transaction and IPO readiness costs, restructuring costs, management fees, frozen media licensing fees, non-core legal costs, transactional exchange impact, change in fair value of contingent consideration - TRA liability, business transaction costs and other non-core expenses. The Company believes that the inclusion of these supplementary adjustments in presenting Adjusted EBITDA are appropriate to provide additional information to investors and reflects operating results more accurately of the on-going operations. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in calculation.

The following unaudited tables below provide a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, which is net income (loss).

Adjusted EBITDA Reconciliation:	52-Weeks Ended	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-Weeks Ended	52-Weeks Ended
	August 25, 2018			August 26, 2017	August 27, 2016
(In thousands)	(Successor)	(Successor)	(Predecessor)	(Pro Forma)	(Pro Forma)
Net income (loss)	$70,455	$450	$(2,485)	$28,701	$21,290
Interest expense	12,551	1,662	22,724	11,911	11,911
Interest income	(301)	—	—	—	—
Income tax (benefit) expense	(17,364)	290	4,570	18,818	13,958
Depreciation and amortization	7,672	1,000	8,617	7,638	7,592
EBITDA	73,013	3,402	33,426	67,068	54,751
Business transaction costs	2,259	—	25,608	—	—
Stock-based compensation and warrant expense	4,029	412	1,719	3,488	3,488
Transaction fees / IPO readiness	—	—	371	371	470
Restructuring	631	—	167	167	1,049
Roark management fee	—	—	1,200	1,200	1,670
Recall receivable reserve	—	(1,195)	—	(1,195)	1,922
Frozen licensing media	250	456	794	1,250	—
Non-core legal costs	1,314	96	723	819	—
Gain in fair value change of contingent consideration - TRA liability	(2,848)	—	—	—	—
Purchase accounting inventory step-up	—	5,989	—	—	—
Other (1)	(46)	(506)	(119)	(625)	896
Adjusted EBITDA	$78,602	$8,654	$63,889	$72,543	$64,246
_______________

(1)	Other items consist principally of exchange impact of foreign currency transactions and other expenses.

Liquidity and Capital Resources

Overview

We have historically funded our operations with cash flow from operations and borrowings under our credit facilities. Our principal uses for liquidity have been debt service and working capital. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we are incurring as a public company for at least the next twelve months.

Following the consummation of the Business Combination, we are obligated to make payments under the TRA. Although the actual timing and amount of any payments that may be made under the TRA will vary, the payments that we will be required to make could be significant. Any payments made under the TRA will reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and accrue interest until paid. See Note 9, Income Taxes, of the Consolidated Financial Statements included in this Report for additional information on the TRA.

Debt and Credit Facilities

On July 7, 2017, the Company entered into a credit agreement with Barclays Bank PLC and other parties. The credit agreement provides for a term facility of $200.0 million (“Term Facility”) with a seven year maturity and a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five year maturity, under the first lien senior secured loan facilities (the “First Lien”). Substantially concurrent with the consummation of the Business Combination, the full $200.0 million of the First Lien term loan (the “Term Loan”) was drawn. No amounts were originally drawn on the Revolving Credit Facility. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for Term Loan or (y) 2.00% margin for Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for the Term Loan subject to a floor of 1.00% or (y) 3.00% margin for the Revolving Credit Facility. The applicable margin for Revolving Credit Facility was adjusted after the completion of the Company’s first full fiscal quarter after the closing of the Business Combination based upon the Company’s consolidated First Lien net leverage ratio. As security for the payment or performance of its debt, the Company has pledged certain equity interests in its subsidiaries.

On March 16, 2018 (the “Amendment Date”), the Company entered into an amendment (the “Repricing Amendment”) to the First Lien. As a result of the Repricing Amendment, the interest rate on the Term Loan was reduced and, as of the Amendment Date, such loans bear interest at a rate equal to, at the Company's option, either LIBOR plus an applicable margin of 3.50% or a base rate plus an applicable margin of 2.50%. The Repricing Amendment did not change the interest rate on the Revolving Credit Facility. The Revolving Credit Facility will continue to bear interest based upon the Company's consolidated First Lien net leverage ratio as of the last financial statements delivered to the administrative agent. No additional debt was incurred, or any proceeds received, by the Company in connection with the Repricing Amendment. The incremental fees paid to the administrative agent are reflected as additional debt discount and are amortized over the terms of the long-term financing agreements using the effective-interest method.

The First Lien is subject to mandatory prepayments based on contractual terms.

The credit facilities governing our debt arrangements contain certain financial and other covenants. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the credit facilities) contingent on credit extensions in excess of 30% of the total amount of commitments available under the revolving credit facility, and limitations on our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The credit facilities governing our debt arrangements bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. As the Company has not drawn on the Revolving Credit Facility as of August 25, 2018 and August 26, 2017, no debt covenants were applicable as of the period then ended.

As of August 25, 2018, the outstanding principal balances of the Term Loan was $198.5 million, and no amounts were drawn under the $75.0 million Revolving Credit Facility.

Equity Warrants

On October 4, 2018, the Company announced that it will redeem all of its public warrants to purchase common stock that remain outstanding immediately after 5:00 p.m., New York City time, on November 5, 2018 (the “Redemption Date”). Any public warrants that remain unexercised immediately after the Redemption Date will be redeemed at a redemption price of $0.01 per warrant. In addition, in accordance with the warrant agreement for the public warrants, the Company’s Board of Directors elected to require that all future exercises of the public warrants be exercised on a cashless basis. Accordingly, holders may no longer exercise public warrants in exchange for payment in cash of the $11.50 per share exercise price. Instead, a holder exercising a public warrant will be deemed to pay the $11.50 per share exercise price by the surrender of 0.61885 of a share of common stock that such holder would have been entitled to receive upon a cash exercise of each public warrant. Accordingly, by virtue of the cashless exercise of the public warrants, exercising holders of public warrants will receive 0.38115 of a share of the Company’s common stock for each public warrant surrendered for exercise.

From August 26, 2018 through October 4, 2018, public warrants to purchase an aggregate of 9,886,663 shares of the Company’s common stock were exercised for cash at an exercise price of $11.50 per share, resulting in aggregate gross proceeds to the Company of approximately $113.7 million.

The Company’s private warrants to purchase 6,700,000 shares of the Company’s common stock remain outstanding as of the date of this report.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	52-Weeks Ended	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-Weeks Ended
	August 25, 2018			August 27, 2016
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net cash provided by (used in) operating activities	$61,038	$(27,356)	$21,939	$29,023
Net cash used in investing activities	$(3,513)	$(197,304)	$(20,458)	$(815)
Net cash used in (provided by) financing activities	$(1,587)	$280,799	$(53,536)	$(6,735)

Operating activities. Our net cash provided by operating activities was $61.0 million for the successor period ended August 25, 2018, an increase of $88.4 million compared to net cash used in operating activities of $27.4 million for the successor period ended August 26, 2017. The increase was primarily driven by higher income before taxes. The Company had $112.0 million in cash and cash equivalents as of August 25, 2018, which is sufficient to satisfy current liabilities, current maturities of long-term debt and the interest payments associated with them.

Our net cash used in operating activities was $27.4 million for the successor period ending August 26, 2017, a decrease of $49.3 million compared to net cash provided by operating activities of $21.9 million for the predecessor period ending July 6, 2017. This decrease was primarily due to the transaction related expenses in the successor period offset by higher net income of approximately $2.9 million.

Investing activities. Our net cash used in investing activities was $3.5 million for the successor period ended August 25, 2018, which was a decrease of $193.8 million compared to the investing activities for the successor period ended August 26, 2017. The change was due to the Business Combination in the successor period ended August 26, 2017, offset by minor increases in purchases of property and equipment .

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

Financing activities. Our net cash used in financing activities was $1.6 million for the successor period ended August 25, 2018, compared to net cash provided by financing activities of $280.8 million for the successor period ended August 26, 2017. The decrease is due to the proceeds from the issuance of long term debt of $191.9 million and proceeds from the issuance of equity of $97.0 million related to the Business Combination in the successor period ended August 26, 2017.

Our net cash provided by financing activities was $280.8 million for the successor period ended August 26, 2017, an increase of cash provided of $334.3 million, compared to net cash used in financing activities of $53.5 million for the predecessor period. This increase in cash provided was due to the proceeds from the issuance of long term debt of $191.9 million and proceeds from the issuance of equity of $97.0 million related to the Business Combination in the successor period.

Off-Balance Sheet Arrangements

As of August 25, 2018, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes our expected material contractual payment obligations as of August 25, 2018.

	Payments due by period
(In thousands)	Total	Year 1	Years 2-3	Years 4-5	Thereafter
Long-term debt obligations	$198,500	$2,000	$4,000	$4,000	$188,500
Operating leases (1)	8,585	2,424	3,938	2,221	2
Interest payments	66,045	10,822	23,114	22,608	9,501
Total	$273,130	$15,246	$31,052	$28,829	$198,003
_______________

(1)
As of August 25, 2018, the Company is obligated under multiple non-cancellable operating leases, which continue through 2023. Rent expenses, inclusive of real estate taxes, utilities and maintenance incurred under operating leases, are included in General and administrative expenses in the Company’s consolidated statements of operations. Rent expenses were $2.4 million for fifty-two week period ended August 25, 2018, $0.3 million for the successor period from July 7, 2017 through August 26, 2017, $1.7 million for the predecessor period from August 28, 2016 through July 6, 2017, respectively.

Critical Accounting Policies, Judgments and Estimates

General

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. While the majority of the Company’s revenues, expenses, assets and liabilities are not based on estimates, there are certain accounting principles that require management to make estimates regarding matters that are uncertain and susceptible to change. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which could potentially result in materially different results under different assumptions and conditions. Management regularly reviews the estimates and assumptions used in the preparation of the Company’s financial statements for reasonableness and adequacy. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of our Consolidated Financial Statements in this filing; however, the following discussion pertains to accounting policies the Company believes are most critical to the portrayal of its financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of the Company’s financial condition, results of operations and cash flows to those of other companies.

Business Combinations

As discussed in detail in Note 3, Business Combination, of our Consolidated Financial Statements in this filing, on July 7, 2017, Simply Good Foods acquired the Atkins business from Roark. The Business Combination was funded through a combination of cash, stock and debt financing.

The Business Combination is accounted for using the acquisition method of accounting. Assets acquired, liabilities assumed and non-controlling interests are recorded at their estimated fair values at the acquisition date. The excess of purchase price over fair value of the net assets acquired, including the amount assigned to identifiable intangible assets, is recorded as goodwill.

ASC 805, Business Combinations, establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date.

Revenue Recognition

The Company has historically recognized revenue at the time of shipment to its customers; however, upon examination of certain contractual arrangements, and as a result of the practice of refunding customers for products damaged in-transit, the risks and rewards of ownership of the products transferred at customer receipt.  Accordingly, the Company concluded it should have recognized revenue upon customer receipt. These errors, along with the errors in prior annual and quarterly periods for which revenue for sales-in-transit was not appropriately deferred, are not material to the financial statements.

During the fourth quarter, the Company deferred all revenue for shipments in-transit to customers totaling $7.8 million. The failure to defer revenues for sales-in-transit in the third quarter of 2018, resulted in an understatement of net sales of $8.2 million for revenue that was recorded in the third quarter that should have been deferred and recognized during the fourth quarter upon customer receipt.

Trade Promotions

The Company offers trade promotions through various programs to customers and consumers. Trade promotions include discounts, rebates, slotting and other marketing activities. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the later of the time the incentive is offered or at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires management to make estimates regarding the volume of incentive that will be redeemed and their total cost. These estimates are made using various information including historical data on performance of similar trade promotional activities, as well as the Company's best estimated of current activity.

At August 25, 2018 and August 26, 2017, the allowance for trade promotions was $7.4 million and $7.8 million, respectively. Differences between estimated expense and actual redemptions are recognized as a change in management estimate in a subsequent period. These differences have historically been insignificant.

Tax Receivable Arrangement

As discussed in Note 3, Business Combination, and Note 9, Income Taxes, simultaneously with the closing of the Business Combination, Simply Good Foods entered into the Tax Receivable Agreement (the “TRA”). The TRA is contingent consideration and included as part of the consideration transferred in the Business Combination. The Tax Receivable Agreement obligation was recorded at its acquisition-date fair value at inception and is classified as a liability. The Tax Receivable Agreement will generally provide for the payment by Simply

Good Foods to the Selling Equity holders for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Simply Good Foods, Conyers Park, Atkins and Atkins eligible subsidiaries from the use of up to $100 million of the following tax attributes: (i) net operating losses available to be carried forward as of the closing of the Business Combination; (ii) certain deductions generated by the consummation of the transactions contemplated by the Merger Agreement; and (iii) remaining depreciable tax basis from the 2003 acquisition of Atkins Nutritionals, Inc. As of August 25, 2018, the estimated fair value of these contingent payments is $27.5 million, which has been recorded as a liability and represents 100% of the value of the recorded tax attributes. Subsequent changes in fair value of the contingent liability will be recognized in earnings.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually or more often if events or circumstances indicated that potential impairment may be present. Our annual impairment tests are conducted at the beginning of the fourth quarter.

We test goodwill and indefinite-lived intangible assets by performing either qualitative or quantitative assessments. In the qualitative assessment, factors including macro-economic conditions, industry and company-specific factors, legal and regulatory environments and historical company performance are evaluated in assessing fair value. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. When using a quantitative approach, we compare the fair value of the reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is indicated, requiring recognition of a impairment charge for the differential.

Qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2018, 2017 and 2016. Based on the results of assessment, it was determined that it is more likely than not the reporting unit had a fair value in excess of carrying value. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the fiscal periods ended August 25, 2018, August 26, 2017 or August 27, 2016.

The Company also has intangible assets that are expected to have determinable useful lives, consisting primarily of trademarks, customer relationships and licensing agreements. Costs of finite-lived intangible assets are amortized over their estimated useful lives. Finite-lived intangible assets are tested for impairment when events or circumstances indicated that the carrying amount may not be recoverable. For the fiscal periods ended August 25, 2018, August 26, 2017 or August 27, 2016 there were no impairments recorded related to finite-lived intangible assets.

Income Taxes

We are subject to income to income taxes in the United States and numerous other jurisdictions. Significant judgment is required in determining our provision for income tax, including evaluating uncertainties in the application of accounting principles and complex tax laws.

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

New Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, of our Consolidated Financial Statements in this filing for further information regarding recently issued accounting standards.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Simply Good Foods' future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Interest rate risk. We are subject to interest rate risk in connection with borrowing based on a variable interest rate. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Assuming average variable rate debt levels during the year, a 1% increase in interest rates would have increased interest expense by approximately $2.0 million for the fifty-two week period ended August 25, 2018.

Foreign currency risk. We are exposed to changes in currency rates as a result of investments in foreign operations and revenue generated in currencies other than U.S. dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Foreign currency risk is primarily related to operations in Canada. A 10% increase or decrease in the Canadian Dollar against the U.S. Dollar would result in less than a 1% change in our net income for the fifty-two week period ended August 25, 2018.

Inflation. While inflation may impact Simply Good Foods’ revenue and cost of services and products, we believe the effects of inflation, if any, on its results of operations and financial condition have not been significant. However, there can be no assurance that results of operations and financial condition will not be materially impacted by inflation in the future.

Item 8. Financial Statements and Supplementary Data

The Board of Directors and Shareholders of The Simply Good Foods Company and subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Simply Good Foods Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Simply Good Foods Company and subsidiaries (successor) as of August 25, 2018 and August 26, 2017, and the related successor consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the 52-weeks ended August 25, 2018 and from July 7, 2017 through August 26, 2017. We have also audited the accompanying consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows of NCP-ATK Holdings, Inc. and subsidiaries (predecessor) for the period from August 28, 2016 through July 6, 2017, and the 52-week period ended August 27, 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 25, 2018 and August 26, 2017, and the results of its operations and its cash flows for the 52-weeks ended August 25, 2018 and from July 7, 2017 through August 26, 2017 as well as the predecessor results for the period from August 28, 2016 through July 6, 2017, and the 52-week period ended August 27, 2016, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011
Denver, Colorado

October 24, 2018

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	August 25, 2018	August 26, 2017
	(Successor)	(Successor)
Assets
Current assets:
Cash and cash equivalents	$111,971	$56,501
Accounts receivable, net	36,622	37,181
Inventories	30,001	29,062
Prepaid expenses	2,069	2,904
Other current assets	5,077	8,263
Total current assets	185,740	133,911

Long-term assets:
Property and equipment, net	2,565	2,105
Intangible assets, net	312,643	319,148
Goodwill	471,427	465,030
Other long-term assets	2,230	2,294
Total assets	$974,605	$922,488

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,158	$14,859
Accrued interest	582	561
Accrued expenses and other current liabilities	15,875	15,042
Current portion of TRA liability	2,320	2,548
Current maturities of long-term debt	648	234
Total current liabilities	30,583	33,244

Long-term liabilities:
Long-term debt, less current maturities	190,935	191,856
Long-term portion of TRA liability	25,148	23,127
Deferred income taxes	54,475	75,559
Other long-term liabilities	863	—
Total liabilities	302,004	323,786
See commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 70,605,675 and 70,562,477 issued and outstanding, respectively	706	706
Additional paid-in-capital	614,399	610,138
Retained earnings (accumulated deficit)	58,294	(12,161)
Accumulated other comprehensive (loss) income	(798)	19
Total stockholders' equity	672,601	598,702
Total liabilities and stockholders' equity	$974,605	$922,488
See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	52-Weeks Ended	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-Weeks Ended
	August 25, 2018			August 27, 2016
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net sales	$431,429	$56,334	$339,837	$427,858
Cost of goods sold	223,873	35,941	179,998	248,464
Gross profit	207,556	20,393	159,839	179,394

Operating expenses:
Distribution	19,685	2,784	14,970	18,489
Selling	17,802	2,322	13,905	18,513
Marketing	41,290	4,615	33,589	37,751
General and administrative	56,333	7,813	39,276	46,961
Depreciation and amortization	7,672	1,000	8,617	10,179
Business transaction costs	2,259	—	25,608	—
Gain in fair value change of contingent consideration - TRA liability	(2,848)	—	—	—
Other expense	633	—	141	1,542
Total operating expenses	142,826	18,534	136,106	133,435

Income from operations	64,730	1,859	23,733	45,959

Other income (expense):
Change in warrant liabilities	—	—	722	(722)
Interest expense	(12,551)	(1,662)	(22,724)	(27,195)
Gain (loss) on foreign currency transactions	97	513	133	(619)
Other income	815	30	221	118
Total other expense	(11,639)	(1,119)	(21,648)	(28,418)

Income before income taxes	53,091	740	2,085	17,541
Income tax (benefit) expense	(17,364)	290	4,570	7,507
Net income (loss)	$70,455	$450	$(2,485)	$10,034

Other comprehensive income:
Foreign currency translation adjustments	(817)	19	(199)	621
Comprehensive income	$69,638	$469	$(2,684)	$10,655

Earnings per share from net income:
Basic	$1.00	$0.01
Diluted	$0.96	$0.01
Weighted average shares outstanding:
Basic	70,582,149	70,562,477
Diluted	73,681,355	71,254,770
See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	52-Weeks Ended	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-Weeks Ended
	August 25, 2018			August 27, 2016
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Operating activities
Net income	$70,455	$450	$(2,485)	$10,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,672	1,000	8,617	10,179
Amortization of deferred financing costs and debt discount	1,312	192	1,950	2,159
Stock compensation expense	4,029	412	2,441	2,104
Change in warrant liabilities	—	—	(722)	722
Gain in fair value change of contingent consideration - TRA liability	(2,848)	—	—	—
Unrealized gain (loss) on foreign currency transactions	(97)	(513)	(133)	619
Deferred income taxes	(21,108)	(382)	(3,880)	5,505
Loss on disposal of property and equipment	128	—	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	267	(5,556)	14,447	(14,854)
Inventories	(1,081)	4,130	1,912	6,078
Prepaid expenses	847	(1,107)	36	(391)
Other current assets	3,094	5,340	(10,548)	(1,309)
Accounts payable	(3,603)	2,089	(7,246)	2,247
Accrued interest	21	561	(3,615)	(211)
Accrued expenses and other current liabilities	1,962	(34,096)	21,459	6,029
Other	(12)	124	(294)	112
Net cash provided by (used in) operating activities	61,038	(27,356)	21,939	29,023

Investing activities
Purchases of property and equipment	(1,770)	(458)	(498)	(815)
Proceeds from sale of property and equipment	14	—	—	—
Acquisition of business, net of cash acquired	(1,757)	(600,825)	(19,960)	—
Cash withdrawn from trust account	—	403,979	—	—
Net cash used in investing activities	(3,513)	(197,304)	(20,458)	(815)

Financing activities
Proceeds from option exercises	120	—	109	326
Proceeds from warrant exercises	232	—	—	—
Tax payments related to issuance of restricted stock units	(120)	—	—	—
Excess tax benefits of stock-based compensation	—	—	(59)	403
Deferred financing costs	(319)	—	—	—
Principal payments of long-term debt	(1,500)	—	(53,586)	(7,464)
Proceeds from issuance of private placement equity, net of issuance costs	—	97,000	—	—
Proceeds from issuance of long term debt, net of issuance costs	—	191,899	—	—
Payment of Conyers Park deferred equity issuance costs	—	(8,100)	—	—
Net cash used in (provided by) financing activities	(1,587)	280,799	(53,536)	(6,735)

Cash and cash equivalents
Net increase (decrease) in cash	55,938	56,139	(52,055)	21,473
Effect of exchange rate on cash	(468)	159	(10)	(75)
Cash at beginning of period	56,501	203	78,492	57,094
Cash and cash equivalents at end of period	$111,971	$56,501	$26,427	$78,492

	52-Weeks Ended	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-Weeks Ended
	August 25, 2018			August 27, 2016
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Supplemental disclosures of cash flow information
Cash paid for interest	$11,218	$909	$24,334	$25,247
Cash paid for taxes	$4,577	$—	$12,711	$812

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders' Equity (Deficit)
(In thousands, except share data)

NCP - ATK Holdings, Inc. and Subsidiaries
Predecessor	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, August 29, 2015	506,020	$5	$(46,384)	$6,121	$(1,064)	$(41,322)
Net Income	—	—	—	10,034	—	10,034
Stock-based compensation	—	—	2,104	—	—	2,104
Foreign currency translation adjustment	—	—	—	—	621	621
Excess tax benefit from stock-based compensation	—	—	403	—	—	403
Exercise of options to purchase common stock	2,112	—	326	—	—	326
Balance, August 26, 2016	508,132	$5	$(43,551)	$16,155	$(443)	$(27,834)
Net income	—	—	—	(2,485)	—	(2,485)
Stock-based compensation	—	—	2,441	—	—	2,441
Foreign currency translation adjustments	—	—	—	—	(199)	(199)
Excess tax benefit from stock-based compensation	—	—	(59)	—	—	(59)
Exercise of options to purchase common stock	387	—	109	—	—	109
Balance, July 6, 2017	508,519	$5	$(41,060)	$13,670	$(642)	$(28,027)

The Simply Good Foods Company and Subsidiaries
Successor	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, July 7, 2016	70,562,477	$706	$609,726	$(12,611)	$—	$597,821
Net income	—	—	—	450	—	450
Stock-based compensation	—	—	412	—	—	412
Foreign currency translation adjustments	—	—	—	—	19	19
Balance, August 26, 2017	70,562,477	$706	$610,138	$(12,161)	$19	$598,702
Net income	—	—	—	70,455	—	70,455
Stock-based compensation	—	—	4,029	—	—	4,029
Foreign currency translation adjustments	—	—	—	—	(817)	(817)
Issuance of Restricted Stock Units	12,986	—	(120)	—	—	(120)
Exercise of options to purchase common stock	10,000	—	120	—	—	120
Warrant conversion	20,212	—	232	—	—	232
August 25, 2018	70,605,675	$706	$614,399	$58,294	$(798)	672,601

Notes to Consolidated Financial Statements
(In thousands, except for share and per share data)

1. Nature of Operations and Principles of Consolidation

Description of Business

Conyers Park Acquisition Corp (“Conyers Park”) was formed on April 20, 2016, as a special purpose acquisition company (“SPAC”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The Simply Good Foods Company (“Simply Good Foods”) was formed by Conyers Park on March 30, 2017. On April 10, 2017, Conyers Park and NCP-ATK Holdings, Inc. (“Atkins”) announced that they entered into a definitive merger agreement (the “Merger Agreement”). On July 7, 2017 (the “Closing Date”), pursuant to the Merger Agreement, Conyers Park merged into Simply Good Foods, which acquired Atkins. As a result, both entities became wholly-owned subsidiaries of Simply Good Foods (the “Business Combination”). Simply Good Foods was listed on the NASDAQ Capital Market under the symbol “SMPL” upon consummation of the Business Combination. Atkins was formerly owned by Roark Capital Management, LLC (“Roark”).

The Business Combination resulted in Conyers Park controlling the Board of Directors of the combined entity. For accounting purposes, Simply Good Foods is the acquirer and the accounting “Successor” in the Business Combination while Atkins is the acquiree and accounting “Predecessor”. Our financial statement presentation includes the financial statements of Atkins as “Predecessor” for all periods prior to the Closing Date and of Simply Good Foods, including the consolidation of Atkins, for periods after the Closing Date. See Note 3, Business Combination, for further information.

Simply Good Foods operates in the healthy snacking category. The Atkins brand approach focuses on a healthy eating approach with reduced levels of refined carbohydrates and refined sugars and encourages the consumption of lean protein, fiber, fruits, vegetables and good fats. The Company sells a variety of nutrition bars, shakes and frozen meals designed around the nutrition principles of the Atkins eating approach.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The Company maintains its accounting records on a 52/53-week fiscal year.

The financial information presented within our consolidated financial statements has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial statements include consolidated balance sheets for the successor entity for the periods ended August 25, 2018 and August 26, 2017. The remaining financial statements include the successor fifty-two week period ended August 25, 2018, the successor period from July 7, 2017 through August 26, 2017, the predecessor period from August 28, 2016 through July 6, 2017 and the predecessor fifty-two week period ended August 27, 2016.

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

Licensing of Frozen Meals

On September 1, 2016, the agreement with Bellisio Foods to license Atkins’ frozen meals resulting in royalty income became effective. Royalty income is recorded in net sales for the successor fifty-two week period ended August 25, 2018, the successor period from July 7, 2017 through August 26, 2017 and for the predecessor period from August 28, 2016 through July 6, 2017. In prior periods, frozen sales and related profitability was included in net sales and operating income. For a further discussion of this agreement, see Note 17, Significant Agreement.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, deposits available on demand and other short-term, highly liquid investments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Revenue Recognition

Revenue is recognized from the sale of product when (i) persuasive evidence of an arrangement exists, (ii) the price is fixed or determinable, (iii) title and risk of loss pass to the customer at the time of delivery and (iv) there is reasonable assurance of collection of the sales proceeds. The Company has a historical practice of refunding customers for products damaged in-transit. Generally, ownership of and title to the Company's finished products passes upon delivery to customers. As risks and rewards of ownership of the products transferrers upon receipt by the customer, revenue is recognized upon delivery to the customer's destination ("FOB Destination"). Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities. The Company generally allows customers to return product that is damaged at the time of delivery. Allowances for returns are recorded as a reduction to sales in the same period revenue is recognized. These allowances are estimated using historical experience.

The Company offers trade promotions through various programs to customers and consumers. Trade promotions include discounts, rebates, slotting and other marketing activities. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the later of the time the incentive is offered or at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires management to make estimates regarding the volume of incentive that will be redeemed and their total cost. These estimates are made using various information including historical data on performance of similar trade promotional activities, as well as the Company's best estimate of current activity. The Company’s allowances for trade promotions are recorded as a reduction to both Accounts receivables and Net sales. As of August 25, 2018 and August 26, 2017, Accounts receivable included trade promotions of $7.4 million and $7.8 million, respectively. Differences between estimated expense and actual redemptions are recognized as a change in management estimate in a subsequent period. These differences have historically been insignificant.

Accounts Receivable

Accounts receivable consists primarily of trade receivables, net of allowances for doubtful accounts, returns and trade promotions. Our products are sold for cash or on credit terms. Our credit terms, which are established in accordance with local and industry practices, typically require payment within 30 days of delivery and may allow discounts for early payment. The Company estimates an allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information and our analysis of customer data. Accounts receivable are written off when determined to be uncollectible. At August 25, 2018 and August 26, 2017, the allowance for doubtful accounts was $0.7 million and $0.4 million, respectively.

Inventories

Inventories are valued at the lower of cost or market on a first-in, first-out basis, adjusted for the value of inventory that is estimated to be excess, obsolete, expired or unsaleable. Obsolete inventory is reserved at 50% for inventory four to six months from expiration, and 100% for items within three months of expiration. Reserves are also taken for certain products or packaging materials when it is determined their cost may not be recoverable. At August 25, 2018 and August 26, 2017, the provision for obsolete inventory was $0.5 million and $1.0 million, respectively.

As a result of the Business Combination, Simply Good Foods recorded a one-time inventory fair value step-up of $6.0 million, as determined in accordance with FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements (“ASC 820”). Refer to Note 3, Business Combination, for additional information regarding the transaction. The one-time inventory fair value step-up impacts cost of goods sold of the successor period.

Property and Equipment

Property and equipment acquired in the Business Combination are stated at the allocated fair value in purchase accounting. Additions to property and equipment are recorded at cost and depreciated straight-line over their estimated useful lives. The general ranges of estimated useful lives are:

Furniture and fixtures	7 years
Computer equipment, software and website development costs	3	-	5 years
Machinery and equipment	7 years
Office equipment	3	-	5 years

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

	August 25, 2018	August 26, 2017
(In thousands)	(Successor)	(Successor)
Website development costs, gross	$1,746	$899
Amortization	(755)	(91)
Website development costs, net	$991	$808

Amortization of capitalized website development costs expensed were $0.7 million for fifty-two week period ended August 25, 2018, $0.1 million for the successor period from July 7, 2017 through August 26, 2017, $0.5 million for the predecessor period from August 28, 2016 through July 6, 2017 and $0.6 million for the fifty-two week period ended August 27, 2016. There were no disposals of fully amortized website development costs during the fiscal period ending August 25, 2018, the successor period from July 7, 2017 through August 26, 2017, the predecessor period from August 28, 2016 through July 6, 2017 or the fiscal period ending August 27, 2016.

The Company performs impairment tests when circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment in the fiscal period ending August 25, 2018, the successor period from July 7, 2017 through August 26, 2017, the predecessor period from August 28, 2016 through July 6, 2017 or the fiscal period ending August 27, 2016.

Goodwill and Intangible Assets

Goodwill and Intangible assets result primarily from the Business Combination, discussed in Note 3, and acquisitions including the 2011 acquisition of the Company by Roark. Intangible assets primarily include brands and trademarks with indefinite lives and customer-related relationships with finite lives. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including customer-related intangible assets and trademarks, with any remaining purchase price recorded as Goodwill.

Goodwill and indefinite-lived intangible assets are not amortized, but are tested for impairment on an annual basis, or more frequently if indicators of impairment are present. Our annual impairment tests are conducted at the beginning of the fourth quarter. Goodwill and indefinite-lived intangible assets are assessed using either a qualitative or a quantitative approach. The qualitative assessment evaluates factors including macro-economic conditions, industry and company-specific factors, legal and regulatory environments, and historical company performance are evaluated in assessing fair value. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. When using a quantitative approach, we compare the fair value of the reporting unit to its carrying amount, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is indicated, requiring recognition of an impairment charge for the differential.

Qualitative assessments of goodwill and indefinite-lived intangible assets were performed in 2018, 2017 and 2016. Based on the results of assessment, it was determined that it is more likely than not the reporting unit, brands and trademarks had a fair value in excess of carrying value. Accordingly, no further impairment testing was completed and no impairment charges related to goodwill or indefinite-lived intangibles were recognized during the fiscal periods ended August 25, 2018, August 26, 2017 or August 27, 2016.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described in the “Property and Equipment” significant accounting policy.

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

Foreign Currency Translation

For all foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated into U.S. dollars using the exchange rate in effect at the end of each reporting period. Income statement accounts are translated at the average exchange rate prevailing during each reporting period. Translation adjustments are recorded as a component of Other comprehensive income (loss). Gains or losses resulting from transactions in foreign currencies are included in Other income (expense).

Advertising Costs

Production costs related to television commercials are expensed when first aired. All other advertising costs are expensed when incurred through Selling and Marketing. Total advertising costs were $34.0 million for the fifty-two week period ended August 25, 2018, $3.8 million for the successor period from July 7, 2017 through August 26, 2017, $26.6 million for the predecessor period from August 28, 2016 through July 6, 2017 and $27.7 million for the fifty-two week period ended August 27, 2016.

Production costs related to television commercials not yet aired are included in Prepaid expenses in the accompanying Consolidated Balance Sheets. Production costs included $1.2 million related to television commercials not yet aired at August 26, 2017. There were no productions costs related to television commercials not yet aired at August 25, 2018.

Research and Development Activities

The Company’s research and development activities primarily consist of generating and testing new product concepts, new flavors and packaging. The Company expenses research and development costs as incurred related to compensation, facility costs, consulting and supplies. Research and development activities are primarily internal and associated costs are included in General and administrative. The Company’s total research and development expenses were $2.5 million for the fifty-two week period ended August 25, 2018, $0.4 million for the successor period from July 7, 2017 through August 26, 2017, $1.9 million for the predecessor period from August 28, 2016 through July 6, 2017 and $2.1 million for the fifty-two week period ended August 27, 2016.

Share-Based Compensation

The Company uses share-based compensation, including stock options and restricted stock units, to provide long-term performance incentives for its employees and directors. Share-based compensation is recognized on a straight-line basis over the requisite service period of the award based on their grant-date fair value. Forfeitures are recognized as they occur. Share based compensation expense is included within the same financial statement caption where the recipient’s other compensation is reported.

Defined Contribution Plan

The Company sponsors defined contribution plans to provide retirement benefits to its employees. The Company's 401(k) plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions are made in cash. Expense associated with defined contribution plans was $0.4 million for the fifty-two week period ended August 25, 2018, $0.0 million for the successor period from July 7, 2017 through August 26, 2017, $0.3 million for the predecessor period from August 28, 2016 through July 6, 2017 and $0.3 million for the fifty-two week period ended August 27, 2016.

Shipping and Handling Costs

Costs associated with shipping products to customers are recognized in Distribution. Costs of $19.7 million for the fifty-two week period ended August 25, 2018, $2.8 million for the successor period from July 7, 2017 through August 26, 2017, $15.0 million for the predecessor period from August 28, 2016 through July 6, 2017 and $18.5 million for the fifty-two week period ended August 27, 2016 were recorded relating to products shipped to customers.

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

The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company has concluded its assessment and will adopt the new standard in the first quarter of 2019 utilizing the modified retrospective transition method. The adoption of the ASU will not have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10). This new standard enhances the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation and disclosure. The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. This ASU is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. This ASU is effective for the Company’s August 2019 fiscal year end. The Company does not anticipate adoption of this ASU will have a material impact to its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies how an entity tests goodwill by eliminating Step 2 of the goodwill impairment test. The amended standard also modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. The new guidance is effective for the Company beginning in fiscal 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate adoption of this ASU to be material to its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The provisions of this ASU provide a more robust framework to use in determining when a set of assets and activities is a business by clarifying the requirements related to inputs, processes and outputs. These provisions are to be applied prospectively and are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. This ASU is effective for the Company’s 2019 fiscal year end. The Company does not anticipate adoption of this ASU to be material to its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amended standard specifies the modification accounting applicable to any entity which changes the terms or conditions of a share-based payment award. The new guidance is effective for all entities after December 2017. Early adoption is permitted. The Company does not anticipate adoption of this ASU to be material to its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies disclosure requirements on fair value measurements of ASC 820. This ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted including in any interim period for which financial statements have not yet been issued. Entities are permitted to early adopt the eliminated or modified disclosure requirements and delay the adoption new disclosure requirements until their effective date. The Company does not anticipate adoption of this ASU to be material to its consolidated financial statements.

3. Business Combination

Acquisition of Atkins

Upon the consummation of the Business Combination, and through a number of sub-mergers discussed in Note 1, Nature of Operations and Principles of Consolidation, Conyers Park merged into Simply Good Foods which subsequently acquired, and obtained control over, Atkins. The Business Combination was accounted for using the acquisition method of accounting, and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. The historical financial information of Conyers Park, prior to the Business Combination, is not reflected in the predecessor financial statements as those amounts are considered de-minimis. The financial statements of Conyers Park are included in the post-merger successor entity, which includes balance sheet and equity items of Conyers Park assumed by Simply Good Foods through the transaction. As a result of the application of the acquisition method of accounting as of the Closing Date, the financial statements for the predecessor period and for the successor period are presented on a different basis of accounting and are therefore not comparable.

The Business Combination was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”). ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820 as of the Closing Date. Consistent with the acquisition method of accounting, the assets acquired and liabilities assumed from Atkins have been recorded at their respective fair values and added to those of Conyers Park. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date.

The Business Combination was funded by Conyers Park through a combination of cash, stock and debt financing. Cash sources of funding included $404.0 million of cash held in Conyers Park’s trust account, $100.0 million from private placement equity issuance, $200.0 million in new term loan debt and $0.2 million of cash on hand at Conyers Park. Upon the close of the transaction, a total of $8.1 million was paid in debt issuance costs related to the new term loan, $8.1 million was paid in deferred equity issuance costs related to the original IPO of Conyers Park, $3.0 million was paid related to the private placement equity issuance costs and $12.4 million of cash was paid in acquisition-related transaction costs incurred by Conyers Park. As an integrated part of the closing of the Business Combination, $284.0 million of cash was paid to retire the predecessor long-term debt of Atkins. The acquisition-related transaction costs incurred by Conyers Park are reflected within the opening accumulated deficit within the Simply Good Foods consolidated statement of stockholder’s equity. In the first quarter of fiscal 2018, pursuant to the terms of the Merger Agreement, Simply Good Foods paid a working capital adjustment of $1.8 million to the former owners of Atkins, which resulted in an increase to the previously recognized Goodwill.

Upon completion of the purchase accounting as of the close of the transaction, Roark received approximately $821.6 million in total consideration. A total of $673.8 million of cash consideration was paid to acquire Atkins. The total consideration is inclusive of 10.2 million shares of common stock of Simply Good Foods valued at $11.47 per share, or $117.6 million in equity consideration at fair value. Roark is also entitled to future cash payments pursuant to the Tax Receivable Agreement (the "TRA"), which had a preliminary estimated fair value of $25.7 million as of the close of the Business Combination. During the second quarter, we completed the valuation of the TRA. The finalized TRA resulted in incremental contingent consideration of $4.6 million, the inclusion of which increased the initial fair value of TRA consideration to $30.3 million. The increase in consideration also increased Goodwill by $4.6 million to $471.4 million. The TRA obligation is recorded at fair value and is classified as a liability. The TRA provides for the payment by Simply Good Foods to Roark for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Simply Good Foods, Conyers Park, Atkins and Atkins’ eligible subsidiaries from the use of up to $100 million of the following tax attributes: (i) net operating losses available to be carried forward as of the close of the Business Combination, (ii) certain deductions generated by the consummation of the business transaction and (iii) remaining depreciable tax basis from the 2003 acquisition of Atkins Nutritionals, Inc. Subsequent changes in the fair value of the TRA contingent consideration will be recognized in earnings. As of August 25, 2018, the estimated fair value of prospective contingent payments is $27.5 million, which represents 100% of the value of the recorded tax attributes (refer to Note 9, Income Taxes, for additional discussion on the TRA).

The predecessor financial statements of historical Atkins included Business Combination related seller costs of $2.0 million related to legal costs, $8.6 million of contingent success fees to an investment banker providing advisory services triggered by the transaction and $13.8 million of contingent change-in-control bonuses. These seller costs were incurred during the fourth quarter of fiscal 2017 and are recorded within Business combination transaction costs.

The following summarizes the fair value of the Business Combination.

(In thousands)
Cash paid	$673,763
Equity consideration paid to selling equity holders (a)	117,567
Total cash and equity consideration	791,330
TRA to selling equity holders	30,315
Total consideration	$821,645

(a) Equity consideration paid is summarized below:

(In thousands, except equity per share data)
Shares of Simply Good Foods paid to former equity holders of Atkins	10,250
Fair value of SMPL equity per share based on the market price on the day of the close	$11.47
Equity consideration paid	$117,567

The Company has recorded the final allocation of the purchase price to the predecessor’s tangible and identified intangible assets acquired and liabilities assumed, based on their fair values as of the Closing Date. The fair value is as follows:

(In thousands)
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
_______________

(1)
Goodwill and intangible assets were recorded at fair value consistent with ASC 820 as a result of the Business Combination. Intangible assets consist of brands and trademarks, customer relationships, proprietary recipes and formulas, and licensing agreements. The useful lives of the intangible assets are disclosed in Note 5, Goodwill and Intangibles. The fair value measurement of the assets and liabilities were based on significant inputs not observable in the market, and thus, represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows, appraisals and market comparable data and companies.

(2)	As a result of the increase in the fair value of the intangible asset, the deferred income taxes were increased by $50.7 million.

(3)	Amounts recorded for goodwill are generally not expected to be deductible for tax purposes.

Unaudited Pro Forma Financial Information

The following unaudited pro forma combined financial information presents combined results of Conyers Park and Atkins as if the Business Combination had occurred on August 30, 2015.

	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 26, 2017	August 27, 2016
Net sales	$396,171	$369,039
Gross profit	$186,221	$169,552
Net income	$28,857	$21,288

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

Acquisition of Wellness Foods

On December 21, 2016, the predecessor company acquired Wellness Foods, Inc. (“Wellness Foods”), a Canadian-based company and owner of the Simply Protein line of products. The Company paid $20.1 million to acquire Wellness Foods. The Company incurred $0.7 million in transaction expenses which are recorded within Business combination transaction costs. Wellness Foods is based in Toronto, Canada, and manufactures, markets and distributes protein rich snack foods that offer clean eating, optimal ingredients and innovative nutrition. The acquisition of Wellness Foods expanded the portfolio of protein rich products and provided new product capabilities to support the Atkins’ brand of “low-carb”, “effective weight-management” and “protein-rich” diet. The Company has included Wellness Foods’ results of operations in the Consolidated Statements of Operations and Income from the date of acquisition.

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

(In thousands)	December 21, 2016
Assets acquired:
Cash and cash equivalents	$157
Accounts receivable, net	1,200
Prepaid expenses and other current assets	48
Inventories, net	1,388
Property and equipment, net	13
Intangible assets	4,934
Liabilities assumed:
Accounts payable	(687)
Accrued expenses and other current liabilities	(342)
Other taxes payable (VAT)	(2)
Income taxes payable	(138)
Total identifiable net assets	6,571
Goodwill	13,546
Total purchase price	$20,117

The acquisition of Wellness Foods was deemed to not be material to the Company under Item 3-05 of Regulation S-X, and, therefore, separate financial statements are not required as it is not a “significant subsidiary”.

4. Property and Equipment, Net

Property and equipment, net, as presented with the Consolidated Balance Sheets, are summarized as follows:

	August 25, 2018	August 26, 2017
(In thousands)	(Successor)	(Successor)
Furniture and fixtures	$638	$69
Computer equipment and software	305	161
Machinery and equipment	233	289
Website development costs	1,746	899
Leasehold improvements	337	310
Construction in progress	507	525
Property and equipment, gross	3,766	2,253
Less: accumulated depreciation and amortization	(1,201)	(148)
Property and equipment, net	$2,565	$2,105

Depreciation and amortization expense, recorded within the Consolidated Statements of Operations and Comprehensive Income, was $1.2 million for the fifty-two week period ended August 25, 2018, $0.1 million for the successor period from July 7, 2017 through August 26, 2017, $1.0 million for the predecessor period from August 28, 2016 through July 6, 2017 and $1.1 million for the fifty-two week period ended August 27, 2016. Other expense includes a $0.1 million loss on disposal of property and equipment in the fifty-two week period ended August 25, 2018.

5. Goodwill and Intangibles

The following table presents the changes in Goodwill:

(In thousands)	Total
Balance as of August 27, 2016 (Predecessor)	$40,724
Goodwill acquired during the predecessor period	13,546
Effect of exchange rate changes	137
Elimination of predecessor goodwill	(54,407)
Successor business combination	465,030
Balance as of August 26, 2017 (Successor)	$465,030
Goodwill working capital adjustment	1,757
Measurement period adjustment of the Business Combination	4,640
Balance as of August 25, 2018 (Successor)	$471,427

Changes in the Company’s Goodwill from August 26, 2017 to August 25, 2018 are the result of finalization of the acquisition method of accounting as described in Note 3, Business Combination. There were no impairment charges related to goodwill during these periods or since the inception of the Company.

Intangible assets, net in our consolidated balance sheets consist of the following:

Successor		August 25, 2018
(In thousands)	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	4,448	54,552
Proprietary recipes and formulas	7 years	7,000	1,131	5,869
Licensing agreements	14 years	22,000	1,778	20,222
		$320,000	$7,357	$312,643

Successor		August 26, 2017
(In thousands)	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	515	58,485
Proprietary recipes and formulas	7 years	7,000	131	6,869
Licensing agreements	14 years	22,000	206	21,794
		$320,000	$852	$319,148

Intangible assets, net changed due to amortization expense. Amortization expense related to intangible assets was $6.5 million for the fifty-two week period ended August 25, 2018, $0.9 million for the successor period from July 7, 2017 through August 26, 2017, $8.5 million for the predecessor period from August 28, 2016 through July 6, 2017 and $9.1 million for the fifty-two week period ended August 27, 2016.

Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)
2019	$6,505
2020	6,505
2021	6,505
2022	6,505
2023	6,505
Thereafter	48,118
Total	$80,643

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities were comprised of the following:

	August 25, 2018	August 26, 2017
(In thousands)	(Successor)	(Successor)
Professional fees	$1,473	$1,286
Accrued advertising allowances and claims	1,525	1,037
Accrued bonus	6,726	4,907
Freight accrual	1,318	875
Payroll-related accruals	1,004	842
Commissions	977	1,025
Income taxes payable	386	576
VAT payable	1,481	1,627
Other	985	2,867
Accrued expenses and other current liabilities	$15,875	$15,042

7. Long-Term Debt and Line of Credit

On July 7, 2017, the Company entered into a credit agreement with Barclays Bank PLC and other parties. The credit agreement provides for a term facility of $200.0 million (“Term Facility”) with a seven year maturity and a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five year maturity, under the first lien senior secured loan facilities (the “First Lien”). Substantially concurrent with the consummation of the Business Combination, the full $200.0 million of the First Lien term loan (the “Term Loan”) was drawn. No amounts were drawn on the Revolving Credit Facility. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for Term Loan or (y) 2.00% margin for Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for the Term Loan subject to a floor of 1.00% or (y) 3.00% margin for the Revolving Credit Facility. As security for the payment or performance of its debt, the Company has pledged certain equity interests in its subsidiaries.

On March 16, 2018 (the “Amendment Date”), the Company entered into an amendment (the “Repricing Amendment”) to the First Lien. As a result of the Repricing Amendment, the interest rate on the Term Loan was reduced and, as of the Amendment Date, such loans bear interest at a rate equal to, at the Company's option, either LIBOR plus an applicable margin of 3.50% or a base rate plus an applicable margin of 2.50%. The Repricing Amendment did not change the interest rate on the Revolving Credit Facility. The Revolving Credit Facility will continue to bear interest based upon the Company's consolidated First Lien net leverage ratio as of the last financial statements delivered to the administrative agent. No additional debt was incurred, or any proceeds received, by the Company in connection with the Repricing Amendment. The incremental fees paid to the administrative agent are reflected as additional debt discount and are amortized over the terms of the long-term financing agreements using the effective-interest method.

The First Lien is subject to mandatory prepayments based on contractual terms.

The credit facilities governing our debt contain certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on the third anniversary of the closing date of the credit facilities) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all covenants as of August 25, 2018 and August 26, 2017, respectively.

At August 25, 2018 and August 26, 2017, there were no amounts drawn against the Revolving Credit Facility. Long-term debt consists of the following:

	August 25, 2018	August 26, 2017
(In thousands)	(Successor)	(Successor)
Term Loan	$198,500	$200,000
Less: Deferred financing fees	6,917	7,910
Total debt	191,583	192,090
Less: Current maturities, net of deferred financing fees of $1.4 million at August 25, 2018 and $1.3 million at August 26, 2017, respectively	648	234
Long-term debt, net of deferred financing fees	$190,935	$191,856

Aggregate principal maturities of debt are as follows:

(In thousands)
Fiscal year ending:
2019	$2,000
2020	2,000
2021	2,000
2022	2,000
2023	2,000
Thereafter	188,500
Total debt	$198,500

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of August 25, 2018 and August 26, 2017, the book value of the Company’s debt approximated fair value. All term debt is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

The Company's liabilities measured at fair value as of August 25, 2018 are summarized as follows:

Successor	Level 1	Level 2	Level 3	Total
Liabilities
TRA liability	$—	$—	$27,468	$27,468

The Company's liabilities measured at fair value as of August 26, 2017 are summarized as follows:

Successor	Level 1	Level 2	Level 3	Total
Liabilities
TRA liability	$—	$—	$25,675	$25,675

For the fifty-two week period ended August 25, 2018, a benefit of $2.8 million was recognized in Gain in fair value change of contingent consideration - TRA liability. The gain is primarily due to the change in the federal tax rates. The fair value and fair value inputs of the TRA is discussed in Note 9, Income Taxes. For the predecessor entity, Changes in warrant liabilities included other income of $0.7 million for the predecessor period from August 28, 2016 through July 6, 2017 and other expense of $0.7 million for the fifty-two week period ended August 27, 2016. The Company settled warrant liabilities of $15.0 million upon the change in control.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of August 25, 2018 and August 26, 2017 due to the relatively short maturity of these instruments.

The predecessor entity historically carried warrant liabilities on the balance sheet at fair value. These warrant liabilities were settled with the change of control, discussed in Note 3, Business Combination. The successor entity assumed the equity warrants of Conyers Park. The fair value of the warrants were calculated by estimating future cash payments to be made to the former owner, in part based on the probability-weighted present value of various payout scenarios. Key fair value inputs included the discount rate, expected future cash flows under various payout scenarios and a probability analysis of the payout scenarios. The methodology for measuring fair value is sensitive to the volatility of key inputs mentioned above. For additional information, see Note 11, Stockholders' Equity.

9. Income Taxes

The sources of income (loss) before income taxes are as follows for the fifty-two week period ended August 25, 2018, the successor period from July 7, 2017 through August 26, 2017, the predecessor period from August 28, 2016 through July 6, 2017, and the fifty-two week period ended August 27, 2016:

	52-Weeks Ended	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-Weeks Ended
	August 25, 2018			August 27, 2016
(In thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Domestic	$49,748	$78	$(690)	$17,674
Foreign	3,343	662	2,775	(133)
Total	$53,091	$740	$2,085	$17,541

Income tax (benefit) expense was comprised of the following for the fifty-two week period ended August 25, 2018, the successor period from July 7, 2017 through August 26, 2017, the predecessor period from August 28, 2016 through July 6, 2017, and the fifty-two week period ended August 27, 2016:

	52-Weeks Ended	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-Weeks Ended
	August 25, 2018			August 27, 2016
(In thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Current:
Federal	$2,584	$414	$7,340	$1,413
State and local	159	11	415	135
Foreign	1,001	247	695	454
Total current	3,744	672	8,450	2,002

Deferred:
Federal	(21,223)	(379)	(4,172)	4,796
State and local	(26)	(3)	259	686
Foreign	141	—	33	23
Total deferred income tax (benefit) expense	(21,108)	(382)	(3,880)	5,505
Total tax (benefit) expense	$(17,364)	$290	$4,570	$7,507

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	52-Weeks Ended	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-weeks ended
	August 25, 2018			August 27, 2016
(In thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Statutory income tax expense:	25.5%	34.0%	34.0%	34.0%
State income tax expense, net of federal	3.1	1.7	21.0	3.9
Valuation allowance	0.6	5.2	(0.9)	2.2
Taxes on foreign income above (below) the U.S. tax	0.4	(3.3)	(7.5)	0.5
Warrant liabilities	—	—	(11.8)	1.4
Tax Cuts and Jobs Act	(58.4)	—	—	—
Change in tax rate	(4.0)	—	(4.2)	0.6
Non-deductible transaction costs	—	—	182.7	—
TRA contingent consideration	(1.5)	—	—	—
Other permanent items	1.6	1.6	6.0	0.2
Income tax (benefit) expense	(32.7)%	39.2%	219.3%	42.8%

For the fifty-two week period ended August 25, 2018, the effective tax rate differs from the U.S. statutory rate primarily due to the impact of periodic statutory tax rate changes that caused deferred tax balances to be revalued, offset by the inclusion of state income tax expense. For all prior periods reported, the effective rate is higher than the U.S. statutory rate primarily due to state income tax expense, tax losses recognized in jurisdictions for which a tax benefit is not realized, and tax expense associated with nondeductible permanent adjustments.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act” or “TCJA”) was signed into law. The change in the tax law is partially effective in the current 2018 fiscal year and will be fully effective in the 2019 fiscal year. The Tax Act, among other things, reduces the top U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

Due to the complexities involved in accounting for the Tax Act, the SEC Staff Accounting Bulletin (“SAB”) 118 requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. The Company is allowed a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of August 25, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax and have recorded provisional amounts. We recognized a provisional gain of $31.0 million in 2018, which is included as a component of Income tax (benefit) expense in the accompanying Consolidated Statements of Operations and Comprehensive Income.

The Tax Act reduces the corporate federal tax rate to 21%, effective January 1, 2018. U.S. tax law stipulates that our 2018 earnings are subject to a blended statutory tax rate of 25.5%, which is based on the prorated number of days in the fiscal year before and after the effective date. As a result, the Company recorded a provisional decrease to our deferred tax liabilities, net, with a corresponding net adjustment to deferred income tax benefit of $31.0 million, which is included within the Income tax (benefit) expense line item for the period ended August 25, 2018. While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analysis related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. We recorded provisional amounts for our one-time transition tax liability for of our foreign subsidiaries, resulting in an immaterial increase in income tax expense. We have not yet completed our calculation of the total post-1986 E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. We are continuing to gather additional information to compute the amount of the transition tax more precisely.

No additional income taxes have been provided for any additional outside basis differences inherent in our foreign subsidiaries beyond those basis differences triggered by the transition tax, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of the unrecognized deferred tax liability related to any additional outside basis differences in these entities (e.g., stock basis differences attributable to acquisitions or other permanent differences) is not practicable. We will complete our analysis of the impact of the Tax Act on our outside basis differences in subsidiaries and respective indefinite reinvestment assertions during the measurement period and make additional disclosures, if necessary.

With respect to the new Tax Act provision on global intangible low-tax income (“GILTI”), which will apply to us starting in 2019, we have not made an accounting policy election on the deferred tax treatment. Consequently, we have not made an accrual for the deferred tax aspects of this provision. Additionally, the Company does not anticipate the newly enacted Base Erosion and Anti-Abuse Tax (“BEAT”) to have a material impact on its financial statements in future periods.

Our accounting for the income tax effects of the Tax Act will be completed during the measurement period allowed under SAB 118, and we will record any necessary adjustments in the period such adjustments are identified. While we were able to make a reasonable estimate of the impact of the income tax effects of the new law, it may be affected by, among other items, further analysis of certain aspects of the Tax Act, subsequent guidance issued by the U.S. government, and changes to estimates made to calculate our existing temporary differences.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at August 25, 2018 and August 26, 2017 were as follows:

	August 25, 2018	August 26, 2017
(In thousands)	(Successor)	(Successor)
Deferred tax assets
Accounts receivable allowances	$1,885	$2,727
Inventories reserves	107	322
Accrued expenses	1,961	2,042
Net operating loss carryforwards	10,150	22,122
Share based compensation	975	154
Tax credits	10,066	7,976
Other	1,051	882
Deferred tax assets	26,195	36,225
Valuation allowance	(4,195)	(3,905)

Deferred tax asset, net of valuation allowance	22,000	32,320

Deferred tax liabilities:
Prepaid expense	(419)	(1,066)
Excess tax over book depreciation	(77)	38
Website development costs	(238)	(301)
Intangible assets	(74,342)	(106,263)
Other	(1,399)	(287)
Deferred tax liabilities	(76,475)	(107,879)
Net deferred tax liabilities	$(54,475)	$(75,559)

The Company had available U.S. federal net operating loss carryforwards of $22.2 million and $48.7 million at August 25, 2018 and August 26, 2017, respectively. The Company also had state net operating loss carryforwards of $33.6 million and $52.1 million and foreign net operating losses of $14.7 million and $13.7 million at August 25, 2018 and August 26, 2017, respectively. The federal net operating loss carryforwards will begin to expire in 2034, while state net operating loss carryforwards will begin to expire in 2021.

During the fifty-two week period ended August 25, 2018, there was a $1.0 million increase to the tax loss carryforwards in foreign jurisdictions. As the carryforwards were generated in jurisdictions where the Company has historically recognized book losses or does not have strong future earnings projections, the Company concluded it is more likely than not that the operating losses would not be realized, and thus maintained a full valuation allowance against the associated deferred tax assets. As of August 25, 2018, the Company has recorded total valuation allowances of $4.2 million. The recognition of the incremental full valuation allowances results in a net zero impact to the Consolidated Statements of Operations and Comprehensive Income.

As of August 25, 2018, the Company has recorded valuation allowances of $4.2 million on deferred tax assets related to foreign net operating loss carryforwards. The majority of this amount represents a full valuation allowance on the deferred tax assets of foreign entities within the United Kingdom, Netherlands, and Spain. Of the valuation allowance on deferred tax assets, $0.6 million relates to state net operating losses.

As of August 25, 2018 and August 26, 2017, the Company has no unrecognized tax benefits.

The Company records interest and penalties associated with unrecognized tax benefits as a component of tax expense. As of August 25, 2018 and August 26, 2017, the Company has not accrued interest or penalties on unrecognized tax benefits, as there is no position recorded as of the fiscal years. No changes to the uncertain tax position balance are anticipated within the next 12 months, and are not expected to materially impact the financial statements.

As of August 25, 2018, tax years 2013 to 2017 remain subject to examination in the United States and the tax years 2013 to 2017 remain subject to examination in other major foreign jurisdictions where Atkins conducts business. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return.

Tax Receivable Agreement

Concurrent with the Business Combination, the Company entered into the TRA with the historical shareholders of Atkins. The TRA is valued based on the future expected payments under the terms of the agreement (see Note 3, Business Combination). As more fully described in the TRA, the TRA provides for the payment by Simply Good Foods to the Atkins’ selling equity holders for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Simply Good Foods, Conyers Park, Atkins and Atkins’ eligible subsidiaries from the use of up to $100 million of the following tax attributes: (i) net operating losses available to be carried forward as of the closing of the Business Combination, (ii) certain deductions generated by the consummation of the business transaction and (iii) remaining depreciable tax basis from the 2003 acquisition of Atkins Nutritionals, Inc. In addition, Simply Good Foods will pay the Atkins selling equity holders for the use of 75% of alternative minimum tax credit carryforwards of up to $7.6 million. The TRA is contingent consideration and subsequent changes in fair value of the contingent liability are recognized in income from operations.

The Company re-measured the TRA in the second quarter of 2018 due to the Tax Act. The second quarter assessment of these changes resulted in a provisional one-time gain of $4.7 million, recognized in Gain in fair value change of contingent consideration - TRA liability. As of August 25, 2018, the estimated fair value of these contingent payments is $27.5 million, which has been recorded as a liability and represents 100% of the value of the recorded tax attributes.

The TRA assumptions were re-measured for subsequent inputs based on the enacted tax rates under the Tax Act. The significant fair value inputs used to estimate the future expected TRA payments to Roark include the timing of tax payments due to the assessment of the Tax Act, a tax savings rate of approximately 29.2% following the enactment of the Tax Act, a discount rate of approximately 9%, book income projections, timing of expected adjustments to calculate taxable income and the projected rate of use for attributes defined in the TRA. The TRA fair value requires significant judgment and is classified as Level 3 in the fair value hierarchy. The fair value of the instrument may change upon assessment of the Tax Act.

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

Payments made under the TRA are due within 90 to 125 days following the filing of the Company's U.S. federal and state income tax returns and require agreement between the Company and Roark. The current portion of the TRA liability are based on the tax returns that reflect activity for the taxable year ended August 26, 2017. Payments under the TRA are based on the tax reporting positions that the Company determines. The term of the TRA generally will continue until all applicable tax benefit payments have been made under the agreement.

As of August 25, 2018, the un-discounted future expected payments under the TRA are as follows:

(In thousands)	Estimated future payments
2019	$2,346
2020	13,772
2021	13,026
2022	1,640
2023	227
2024 and thereafter	375
Total TRA liability	$31,386

10. Commitments and Contingencies

Leases

The Company has non-cancellable operating leases for six buildings. Rent expenses were $2.4 million for fifty-two week period ended August 25, 2018, $0.3 million for the successor period from July 7, 2017 through August 26, 2017, $1.7 million for the predecessor period from August 28, 2016 through July 6, 2017 and $2.3 million for the fifty-two week period ended August 27, 2016.

Future minimum payments under lease arrangements with a remaining term in excess of one year were as follows as of August 25, 2018:

(In thousands)	Future Payments
2019	$2,424
2020	2,265
2021	1,673
2022	1,401
2023	820
Thereafter	2
Total	$8,585

Litigation

The Company is a party to certain litigation and claims that are considered normal to the operations of the business. Management is of the opinion that the outcome of these actions will not have a material adverse effect on the Company’s Consolidated Financial Statements.

Tax Receivable Agreement

Refer to Note 9, Business Combination, for detail on the TRA, which was contingent consideration at the time of the Business Combination.

Other

The Company has entered into endorsement contracts with certain celebrity figures to promote and endorse the Atkins brand and line of products. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of August 25, 2018 the Company will be required to make payments of $2.1 million over the next year.

11. Stockholders' Equity

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

At August 25, 2018, 70,605,675 shares of common stock were issued and outstanding.

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

Each whole warrant entitles the holder to purchase one share of the Company's common stock at a price of $11.50 per share. The public warrants became exercisable 30 days after the completion of the Business Combination and expire five years after that date, or earlier upon redemption or liquidation. The private warrants do not expire.

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

Due to the exercise of 20,212 warrants during the fifty-two week period ended August 25, 2018, the Company had 20,096,455 warrants outstanding as of August 25, 2018.

On October 4, 2018, the Company announced the redemption of its outstanding public warrants. As such, all warrants remaining outstanding after November 5, 2018 will be redeemed by the Company. Refer to Note 19, Subsequent Events, for additional information regarding the redemption of the public warrants.

Predecessor Warrant Liabilities of Atkins

Atkins, the predecessor company, had outstanding warrants prior to the transaction forming Simply Good Foods. These warrants were settled as a part of the Business Combination. Refer to Note 3, Business Combination, for additional details on the transaction.

Historically, the value of the predecessor warrants were reflected as a liability and adjusted to fair value each reporting period through Change in warrant liabilities. The Company recorded a benefit of $0.7 million in the predecessor period from August 28, 2016 through July 6, 2017 and an expense of $0.7 million in the fifty-two week period ended August 27, 2016 in changes in warrant liabilities. The Company settled $15.0 million of warrant liabilities upon the change of control.

12. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares issued and outstanding for the Successor period. Diluted earnings per share is based on the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	52-Weeks Ended	From July 7, 2017 through August 26, 2017
	August 25, 2018
(In thousands, except share data)	(Successor)	(Successor)
Basic earnings per share computation:
Numerator:
Net income available to common stock shareholders	$70,455	$450
Denominator:
Weighted average common shares - basic	70,582,149	70,562,477

Basic earnings per share from net income	$1.00	$0.01

Diluted earnings per share computation:
Numerator:
Net income available to common stock shareholders	$70,455	$450
Denominator:
Weighted average common shares outstanding - basic	70,582,149	70,562,477
Warrant conversion	3,006,073	690,248
Employee stock options	43,779	—
Restricted stock units	49,354	2,045
Weighted average common shares - diluted	73,681,355	71,254,770

Diluted earnings per share from net income	$0.96	$0.01

Earnings per share calculations for the fifty-two week period ended August 25, 2018 and the successor period from July 7, 2017 through August 26, 2017 excluded 0.2 million and 2.6 million shares of stock options, respectively, that would have been anti-dilutive.

13. Stock Option Plan

Share-based compensation is recognized on a straight-line basis over the requisite service period of the award based on their grant-date fair value. The Company recorded $4.0 million of stock-based compensation expense during the fifty-two week successor period ended August 25, 2018 and $0.4 million of during the successor period from July 7, 2017 through August 26, 2017.

In July 2017, the Company's shareholders approved the 2017 Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of a maximum of 9,067,917 shares of stock-denominated awards to directors, employees, officers and agents of the Company. As of August 25, 2018, there were 6.4 million shares available for grant under the Incentive Plan.

Stock Options

Stock options granted under the Incentive Plan are granted at a price equal to or more than the fair value of common stock on the date the option is granted. Stock options under the Incentive Plan generally become exercisable ratably over three years from the date of grant and must be exercised within ten years from the date of grant.

The following table summarizes stock option activity for the fifty-two week period ended August 25, 2018:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding as of August 26, 2017	2,577,692	$12.00	9.90	$—

Granted	280,247	14.47
Exercised	(10,000)	12.00
Forfeited	(341,856)	12.00
Outstanding as of August 25, 2018	2,506,083	$12.28	8.84

Vested and expected to vest as of August 25, 2018	2,506,083	$12.28	8.84	$14,293,484

Exercisable as of August 25, 2018	764,903	$12.00	8.50	$4,574,120

The following table summarized information about stock options outstanding at August 25, 2018:

Range of Exercise Prices			Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number Exercisable	Weighted-Average Exercise Price
$12.00	-	12.99	2,293,236	$12.00	8.76	764,903	$12.00
$13.00	-	14.99	95,294	13.25	9.64	—	—
$15.00	-	16.99	99,854	16.75	9.89	—	—
$17.00	-	18.99	17,699	17.62	9.97	—	—
			2,506,083	$12.28	8.84	764,903	$12.00

The weighted average fair value of options granted during the fifty-two week period ended August 25, 2018 and for the successor period from July 7, 2017 through August 26, 2017 were $4.60 and $3.71, respectively. No stock options were granted prior to the Business Combination. As such, there were not any shares vested or exercisable for the successor period from July 7, 2017 through August 26, 2017.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model based on the following assumptions:

	August 25, 2018			From July 7, 2017 through August 26, 2017
Expected volatility	26.72%	-	27.5%	27.5%
Expected dividend yield	—%			—%
Expected option term	6.0 years			6.0 years
Risk-free rate of return	1.98%	-	2.79%	1.98%

Expected term is estimated using the simplified method, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term instead of historical experience due to a lack of relevant historical data resulting from changes in option vesting schedules and changes in the pool of employees receiving option grants. Expected stock price volatility is based on a sampling of comparable publicly traded companies. The Company believes a sample of comparable publicly traded companies most closely models the nature of the business and stock price volatility. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Future annual dividends over the expected term are estimated to be nil.

As of August 25, 2018, $6.2 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 2.0 years. During the fifty-two week period ended August 25, 2018, the Company received $0.1 million in cash from stock option exercises.

Restricted Stock Units

Restricted stock units granted under the Incentive Plan are granted at a price equal to closing market price of our common stock on the date of grant. Restricted stock units under the Incentive Plan generally vest over three years. During the the successor period from July 7, 2017 through August 26, 2017, the Company granted 65,845 units with a weighted-average market value of $12.00 each. Prior to vesting, restricted stock units have no voting rights.

The following table summarized Restricted Stock Unit activity for the fifty-two week period ended August 25, 2018:

	Units	Weighted average grant-date fair value
Outstanding as of August 26, 2017	65,845	$12.00

Granted	72,679	12.10
Vested	(19,920)	12.00
Forfeited	(7,519)	12.00
Outstanding as of August 25, 2018	111,085	$12.06

As of August 25, 2018, the Company had $0.5 million of total unrecognized compensation cost related to restricted stock unit awards that will be recognized over a weighted average period of 0.8 years.

Predecessor

In January 2011, the Board of Directors adopted the NCP-ATK Holdings, Inc. 2010 Stock Option Plan (the “Option Plan”). Under the terms of the Option Plan, nonqualified stock options were granted to employees, directors and consultants of the Company. An option certificate for each grant set forth the exercise price, vesting period, performance thresholds if applicable and other terms. Options with service conditions generally vested over a period of five years, and the Company recognized share-based compensation expense ratably over the vesting period. Options with performance conditions generally vested over five successive years, based on the achievement of certain annual financial targets. Options typically expired after ten years.

During the fifty-two week period ended August 27, 2016, the Company made a significant modification of the Option Plan by removing the performance condition requirement for five employees. This modification resulted in an incremental compensation cost of approximately $0.7 million. The unvested portion of the stock options forfeited as of the change of control effective date and the vested portion of the stock options were required to be exercised within five calendar days following receipt by the option holder of written notice of the change in control. If not exercised, these vested stock options were canceled.

The weighted average fair value of options granted during the predecessor period from August 28, 2016 through July 6, 2017 and for fifty-two week period ended August 27, 2016 were $261.80 and $261.80, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model based on the following assumptions:

	From August 28, 2016 through July 6, 2017			August 27, 2016
Expected volatility	55%			55%
Expected dividend yield	—%			—%
Expected option term	5.1	-	6.5 years	5.1	-	6.5 years
Risk-free rate of return	1.62%	-	1.74%	1.62%	-	1.74%

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

A summary of the option activity under the plans for the predecessor company is as follows:

	From August 28, 2016 through July 6, 2017	August 27, 2016
Intrinsic value of options exercised	$11,106	$326
Fair value of shares vested	$—	$2,145
Tax benefit related to stock option expense	$910	$595

14. Related Party Transactions

Successor

Tax Receivable Agreement

The TRA provides for the effective payment to the former equity holders of Atkins for cash savings, if any, in U.S. federal, state and local income tax, or franchise tax that is actually realized as a result of the Business Combination discussed in Note 9, Income Taxes.

Execution of the Merger Agreement

In the first quarter of fiscal 2018, pursuant to the terms of the Merger Agreement, Simply Good Foods paid a working capital adjustment of $1.8 million to the former owners of Atkins, which resulted in an increase to the previously recognized goodwill.

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

For the predecessor period from August 28, 2016 through July 6, 2017 and the fifty-two week period ended August 27, 2016 the management fee expense was $1.2 million and $1.7 million, respectively.

15. Accumulated Other Comprehensive Loss

The following table presents the changes in Accumulated other comprehensive loss:

(In thousands)	Total
Balance as of August 27, 2016	$(443)
Foreign currency translation adjustment (Predecessor)	(199)
Elimination of accumulated other comprehensive loss (Predecessor)	642
Foreign currently translation adjustment (Successor)	19
Balance as of August 26, 2017	19
Foreign currency translation adjustment	(817)
Balance as of August 25, 2018	$(798)

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

Reconciliations of the totals of reported segment revenues, profit or loss measurement, assets and other significant items reported by segment to the corresponding GAAP totals is not applicable to Atkins as it only has one reportable segment. The following is a summary of revenue from external customers by geographical location:

	52-Weeks Ended	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-Weeks Ended
	August 25, 2018			August 27, 2016
(In thousands)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Revenues from external customers
North America	$405,055	$52,373	$316,776	$399,922
International	26,374	3,961	23,061	27,936
Total	$431,429	$56,334	$339,837	$427,858

The following is a summary long lived assets by geographical location:

	August 25, 2018	August 26, 2017
(In thousands)	(Successor)	(Successor)
Long lived assets
North America	$2,547	$2,073
International	18	32
Total	$2,565	$2,105

Revenues from transactions with external customers for each of Atkins’ products would be impracticable to disclose. Management does not view its business by product line.

Significant Customers
Credit risk for the Company was concentrated in the following customer who comprised more than 10% of the Company’s total sales for fifty-two week period ended August 25, 2018, the successor period from July 7, 2017 through August 26, 2017, the predecessor period from August 28, 2016 through July 6, 2017 and fifty-two week period ended August 27, 2016:

	52-Weeks Ended	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-Weeks Ended
	August 25, 2018			August 27, 2016
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Customer 1	43%	42%	46%	41%

At August 25, 2018 and August 26, 2017, the Company had a single significant customer that accounted for the following amounts of the Company’s accounts receivable:

	August 25, 2018		August 26, 2017
(In thousands)	(Successor)		(Successor)
Customer 1	$14,519	34%	$14,886	34%

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

As discussed in Note 5, Goodwill and Intangibles, the Company recorded a $22.0 million intangible asset for the License Agreement with a depreciable life of 14 years as a result of the Business Combination of Atkins discussed in Note 3, Business Combination.

18. Unaudited Quarterly Financial Data

Summarized quarterly financial data:

	52-weeks ended	13-weeks ended	13-weeks ended	13-weeks ended	13-weeks ended
(In thousands, except per share amounts)	August 25, 2018	August 25, 2018	May 26, 2018	February 24, 2018	November 25, 2017
Net sales (1)	$431,429	$108,262	$107,233	$109,347	$106,587
Gross profit	$207,556	$53,258	$51,284	$50,257	$52,757
Income from operations	$64,730	$14,859	$13,802	$16,783	$19,286
Net income	$70,455	$11,706	$7,137	$41,394	$10,218

Earnings per share from net income:
Basic	$1.00	$0.17	$0.10	$0.59	$0.14
Diluted	$0.96	$0.15	$0.10	$0.56	$0.14
_______________

(1)
The Company has historically recognized revenue at the time of shipment to its customers; however, upon examination of certain contractual arrangements, and as a result of the practice of refunding customers for products damaged in-transit, the risks and rewards of ownership of the products transferred at customer receipt.  Accordingly, the Company concluded it should have recognized revenue upon customer receipt. These errors, along with the errors in prior annual and quarterly periods for which revenue for sales-in-transit was not appropriately deferred, are not material to the financial statements.

During the fourth quarter, the Company deferred all revenue for shipments in-transit to customers totaling $7.8 million in net sales, and $3.7 million in gross profit. The failure to defer revenues for sales-in-transit in the third quarter of 2018, resulted in an understatement of $8.2 million in net sales, and $4.0 million in gross profit, for shipments that were recorded in the third quarter that should have been deferred and recognized during the fourth quarter upon customer receipt.

	From July 7, 2017 through August 26, 2017	From May 28, 2017 through July 6, 2017	13-weeks ended	13-weeks ended	13-weeks ended
			May 27, 2017	February 25, 2017	November 26, 2016
(In thousands, except per share amounts)	(Successor)	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Net sales	$56,334	$41,223	$96,503	$102,308	$99,803
Gross profit	$20,393	$20,239	$43,570	$46,573	$48,712
Income from operations	$1,859	$(18,660)	$10,628	$13,305	$18,460
Net income	$450	$(17,082)	$4,347	$3,463	$6,787

Earnings per share from net income:
Basic	$0.01
Diluted	$0.01

Earnings per common share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the quarterly earnings per share amounts or the annual earnings per share amounts due to rounding.

19. Subsequent Events

Warrant Redemption and Exercises

On October 4, 2018, the Company announced that it will redeem all of its public warrants to purchase common stock that remain outstanding immediately after 5:00 p.m., New York City time, on November 5, 2018 (the “Redemption Date”). Any public warrants that remain unexercised immediately after the Redemption Date will be redeemed at a redemption price of $0.01 per warrant. In addition, in accordance with the warrant agreement for the public warrants, the Company’s Board of Directors elected to require that all future exercises of the public warrants be exercised on a cashless basis. Accordingly, holders may no longer exercise public warrants in exchange for payment in cash of the $11.50 per share exercise price. Instead, a holder exercising a public warrant will be deemed to pay the $11.50 per share exercise price by the surrender of 0.61885 of a share of common stock that such holder would have been entitled to receive upon a cash exercise of each public warrant. Accordingly, by virtue of the cashless exercise of the public warrants, exercising holders of public warrants will receive 0.38115 of a share of the Company’s common stock for each public warrant surrendered for exercise.

From August 26, 2018 through October 4, 2018, public warrants to purchase an aggregate of 9,886,451 shares of the Company’s common stock were exercised for cash at an exercise price of $11.50 per share, resulting in aggregate gross proceeds to the Company of approximately $113.5 million.

The Company’s private warrants to purchase 6,700,000 shares of the Company’s common stock remain outstanding as of the date of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 25, 2018, the end of the period covered by this Annual Report on form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 25, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of August 25, 2018. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment using this criteria, management has concluded that our internal control over financial reporting was effective as of August 25, 2018.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Pursuant to Regulation S-K 308(b), this Annual Report does not include an attestation report of our registered public accounting firm due to an exemption established by rules for emerging growth companies.

Changes in Internal Control over Financial Reporting

During the third quarter of 2018, the Company identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness related to the Company’s revenue recognition process. The Company had historically recorded revenue on a “FOB Shipping Point” basis despite the fact that a significant portion of customer contracts indicated “FOB Destination” terms. This matter lead to the acceleration of revenue recognition for inventory that was in transit from the Company’s warehouse to the customer’s location at the end of a reporting period.

The Company remediated this material weakness during the fourth quarter of 2018. Measures taken to remediate the material weakness include designing internal controls to ensure that accounting personnel obtain and review relevant customer contracts and data to appropriately assess the recognition of revenue considering the specific contract terms and identifying and educating proper resources to execute the newly designed internal control.  The material weakness did not result in a material misstatement of the Company's consolidated financial statements.

Except as described above, there have been no changes in our internal control over financial reporting during the thirteen week period ended August 25, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 25, 2018.

Item 11. Executive Compensation

Incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 25, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 25, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 25, 2018.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 25, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The audited consolidated financial statements of The Simply Good Foods Company and its subsidiaries, as required to be filed, are included under Item 8 of this Annual Report on Form 10-K. Other schedules have been omitted as they are not applicable or the required information is set forth in the consolidated financial statements or notes thereto.

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

10.5†	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to Registration Statement on Form S-4 filed on June 12, 2017).
10.6
Credit Agreement, dated July 7, 2017, by and among Atkins Intermediate Holdings, LLC, Conyers Park Parent Merger Sub, Inc., Conyers Park Acquisition Corp., Conyers Park Merger Sub 1, Inc., Conyers Park Merger Sub 2, Inc., Conyers Park Merger Sub 3, Inc., Conyers Park Merger Sub 4, Inc., NCP-ATK Holdings, Inc., Atkins Nutritionals Holdings, Inc., Atkins Nutritionals Holdings II, Inc., Atkins Nutritionals, Inc., the lenders party thereto and Barclays Bank PLC, as the Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 13, 2017).

10.7
Assignment, Assumption and Amendment Agreement, dated July 7, 2017, by and among The Simply Good Foods Company, Conyers Park Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.7 to Form 8-K filed on July 13, 2017).

10.8†
Amended and Restated Employment Agreement, dated July 7, 2017, between The Simply Good Foods Company and Joseph E. Scalzo (incorporated by reference to Exhibit 10.8 to Form 8-K filed on July 13, 2017).

10.9
Income Tax Receivable Agreement, dated July 7, 2017, by and among The Simply Good Foods Company, Atkins Holdings, LLC and Roark Capital Acquisition, LLC (solely in its capacity as the Stockholders’ Representative) (incorporated by reference to Exhibit 10.6 to Form 8-K filed on July 13, 2017).

10.10†	Offer Letter, dated June 19, 2017, between Atkins Nutritionals, Inc. and Todd Cunfer (incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 11, 2017).
10.11†	Letter Agreement, dated August 21, 2017, between The Simply Good Foods Company and Todd Cunfer (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to Form 8-K filed on August 25, 2017).
10.12
Repricing Amendment, dated March 16, 2018, by and among Atkins Intermediate Holdings, LLC, Conyers Park Acquisition Corp., Atkins Nutritionals, Inc., Atkins Nutritionals Holdings, Inc., Atkins Nutritionals Holdings II, Inc. and NCP-ATK Holdings, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 20, 2018).

10.13†	The Simply Good Foods Executive Severance Compensation Plan, dated July 23, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 27, 2018).
10.14†	Form of Executive Severance Compensation Plan, Tier I Participation Agreement, dated July 23, 2018 (incorporated by reference to Exhibit 10.2 to Form 8-K filed on July 27, 2018).

Exhibit No.	Document
21.1	Subsidiaries of The Simply Good Foods Company (incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No.1 to Registration Statement on Form S-1 filed on July 28, 2017);
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm of The Simply Good Foods Company and subsidiaries.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

†	Indicates a management contract or compensatory plan.
(a)
The annexes, schedules and certain exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Simply Good Foods Company hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the Commission upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

THE SIMPLY GOOD FOODS COMPANY
		By:	/s/ Joseph E. Scalzo
Date:	October 24, 2018	Name:	Joseph E. Scalzo
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph E. Scalzo	President, Chief Executive Officer and Director	October 24, 2018
Joseph E. Scalzo	(Principal Executive Officer)

/s/ Todd E. Cunfer	Chief Financial Officer	October 24, 2018
Todd E. Cunfer	(Principal Financial Officer)

/s/ Timothy A. Matthews	Vice President, Controller and Chief Accounting Officer	October 24, 2018
Timothy A. Matthews	(Principal Accounting Officer)

/s/ James M. Kilts	Chairman of the Board of Directors	October 24, 2018
James M. Kilts

/s/ David J. West	Director	October 24, 2018
David J. West

/s/ Clayton C. Daley, Jr.	Director	October 24, 2018
Clayton C. Daley, Jr.

/s/ Brian K. Ratzan	Director	October 24, 2018
Brian K. Ratzan

/s/ Nomi P. Ghez	Director	October 24, 2018
Nomi P. Ghez

/s/ James E. Healey	Director	October 24, 2018
James E. Healey

/s/ Robert G. Montgomery	Director	October 24, 2018
Robert G. Montgomery

/s/ Richard T. Laube	Director	October 24, 2018
Richard T. Laube

/s/ Arvin Kash	Director	October 24, 2018
Arvin Kash