Form 10-Q
period 2018-11-24
Simply Good Foods Co
filed 2019-01-03
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 24, 2018
OR
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

As of December 21, 2018, there were 81,888,474 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 24, 2018

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share data)

	November 24, 2018	August 25, 2018
Assets
Current assets:
Cash and cash equivalents	$210,761	$111,971
Accounts receivable, net	37,132	36,622
Inventories	38,056	30,001
Prepaid expenses	4,108	2,069
Other current assets	6,649	5,077
Total current assets	296,706	185,740

Long-term assets:
Property and equipment, net	2,799	2,565
Intangible assets, net	311,017	312,643
Goodwill	471,427	471,427
Other long-term assets	3,402	2,230
Total assets	$1,085,351	$974,605

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,875	$11,158
Accrued interest	546	582
Accrued expenses and other current liabilities	14,270	15,875
Current portion of TRA liability	—	2,320
Current maturities of long-term debt	650	648
Total current liabilities	32,341	30,583

Long-term liabilities:
Long-term debt, less current maturities	190,767	190,935
Long-term portion of TRA liability	—	25,148
Deferred income taxes	58,937	54,475
Other long-term liabilities	728	863
Total liabilities	282,773	302,004
See commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 81,877,918 and 70,605,675 issued and outstanding at November 24, 2018 and August 25, 2018, respectively	819	706
Additional paid-in-capital	728,864	614,399
Retained earnings	73,551	58,294
Accumulated other comprehensive loss	(656)	(798)
Total stockholders' equity	802,578	672,601
Total liabilities and stockholders' equity	$1,085,351	$974,605
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended
	November 24, 2018	November 25, 2017
Net sales	$120,931	$106,587
Cost of goods sold	61,820	53,830
Gross profit	59,111	52,757

Operating expenses:
Distribution	5,284	4,817
Selling	3,856	3,903
Marketing	11,463	9,850
General and administrative	13,868	12,079
Depreciation and amortization	1,886	1,934
Business transaction costs	1,039	—
Loss in fair value change of contingent consideration - TRA liability	533	642
Other expense	—	246
Total operating expenses	37,929	33,471

Income from operations	21,182	19,286

Other income (expense):
Interest income	781	—
Interest expense	(3,261)	(3,019)
Gain on settlement of TRA liability	1,534	—
(Loss) gain on foreign currency transactions	(398)	355
Other income	44	86
Total other expense	(1,300)	(2,578)

Income before income taxes	19,882	16,708
Income tax expense	4,625	6,490
Net income	$15,257	$10,218

Other comprehensive income:
Foreign currency translation adjustments	142	(699)
Comprehensive income	$15,399	$9,519

Earnings per share from net income:
Basic	$0.20	$0.14
Diluted	$0.18	$0.14
Weighted average shares outstanding:
Basic	77,290,307	70,571,008
Diluted	82,774,761	71,240,590
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirteen Weeks Ended
	November 24, 2018	November 25, 2017
Operating activities
Net income	$15,257	$10,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,886	1,934
Amortization of deferred financing costs and debt discount	334	322
Stock compensation expense	1,061	1,068
Loss on fair value change of contingent consideration - TRA liability	533	642
Gain on settlement of TRA liability	(1,534)	—
Unrealized gain (loss) on foreign currency transactions	398	(355)
Deferred income taxes	4,465	3,125
Changes in operating assets and liabilities:
Accounts receivable, net	(592)	(6,985)
Inventories	(8,112)	(2,688)
Prepaid expenses	(2,042)	(375)
Other current assets	(2,567)	53
Accounts payable	5,777	2,627
Accrued interest	(36)	(30)
Accrued expenses and other current liabilities	(1,885)	(767)
Other	5	44
Net cash provided by operating activities	12,948	8,833

Investing activities
Purchases of property and equipment	(494)	(661)
Acquisition of business, net of cash acquired	—	(1,757)
Net cash used in investing activities	(494)	(2,418)

Financing activities
Proceeds from option exercises	53	—
Cash received from warrant exercises	113,464	—
Settlement of TRA liability	(26,468)	—
Principal payments of long-term debt	(500)	—
Net cash provided by financing activities	86,549	—

Cash and cash equivalents
Net increase in cash	99,003	6,415
Effect of exchange rate on cash	(213)	(41)
Cash at beginning of period	111,971	56,501
Cash and cash equivalents at end of period	$210,761	$62,875

Supplemental disclosures of cash flow information
Cash paid for interest	$2,963	$2,727
Cash paid for taxes	$353	$341
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at August 25, 2018	70,605,675	$706	$614,399	$58,294	$(798)	$672,601
Net income	—	—	—	15,257	—	15,257
Stock-based compensation	—	—	1,061	—	—	1,061
Foreign currency translation adjustments	—	—	—	—	142	142
Shares issued upon vesting of Restricted Stock Units	67,500	1	(1)	—	—	—
Exercise of options to purchase common stock	4,444	—	53	—		53
Warrant conversion	11,200,299	112	113,352	—	—	113,464
Balance at November 24, 2018	81,877,918	$819	$728,864	$73,551	$(656)	$802,578
See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited, dollars in thousands, except for share and per share data)

1. Nature of Operations and Principles of Consolidation

Conyers Park Acquisition Corp (“Conyers Park”) was formed on April 20, 2016, as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

The Simply Good Foods Company (“Simply Good Foods”) was formed by Conyers Park on March 30, 2017. On April 10, 2017, Conyers Park and NCP-ATK Holdings, Inc. (“Atkins”) entered into a definitive merger agreement (the “Merger Agreement”), pursuant to which on July 7, 2017, Conyers Park merged into Simply Good Foods, which acquired Atkins pursuant to the Merger Agreement. As a result, both entities became wholly-owned subsidiaries of Simply Good Foods (the "Business Combination"). Atkins was formerly owned by Roark Capital Management, LLC (“Roark”). The Business Combination resulted in Conyers Park controlling the Board of Directors of the combined entity. The common stock of Simply Good Foods is listed on the Nasdaq Capital Market under the symbol “SMPL.”

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to Simply Good Foods and its subsidiaries.

The Company maintains its accounting records on a 52/53-week fiscal year.

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

Seasonality

The Company has experienced in the past, and expects to continue to experience, seasonal fluctuations in sales as a result of consumer spending patterns. Historically, sales have been greatest in the second fiscal quarter as the Company sells product to retail locations, which sell to consumers in the post-holiday resolution season. The Company has also seen some seasonality in the summer and back-to-school shopping seasons each year. The period of the lowest sales has historically been the fourth fiscal quarter. The Company believes these consumer spending patterns are driven primarily by the predisposition of consumers to adjust their approach to nutrition at certain times of the year as well as the timing of the Company’s advertising linked with key customer promotion windows.

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements and related notes of the Company and its subsidiaries are unaudited. The condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements reflect all adjustments and disclosures which are, in our opinion, necessary for a fair presentation of the results of operations, financial position and cash flows for the indicated periods. All such adjustments were of a normal and recurring nature. The results reported in these interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year and should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended August 25, 2018, included in our Annual Report on Form 10-K (“Annual Report”), filed on October 24, 2018. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted.

2. Summary of Significant Accounting Policies

Refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report for a description of significant accounting policies.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606). The objective of ASU No. 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company adopted the requirements of ASC Topic 606 and all related requirements using the modified retrospective method in the first quarter of fiscal 2019. Upon completing our assessment of ASC Topic 606, we concluded that no adjustments were required to the opening balance of retained earnings at the date of adoption and the comparative information has not been restated. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements. Disclosures required by ASC Topic 606 are presented within Note 3, Revenue Recognition.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10). This new standard enhances the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. The provisions of this ASU are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. This ASU is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted this ASU in the first quarter of fiscal 2019. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for all entities, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company adopted this ASU in the first quarter of fiscal 2019. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The provisions of this ASU provide a more robust framework to use in determining when a set of assets and activities is a business by clarifying the requirements related to inputs, processes, and outputs. These provisions are to be applied prospectively and are effective for annual reporting periods beginning after December 15, 2017, and interim reporting periods within those annual periods. The Company adopted this ASU in the first quarter of fiscal 2019. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amended standard specifies the modification accounting applicable to any entity which changes the terms or conditions of a share-based payment award. The Company adopted this ASU in the first quarter of fiscal 2019. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

3. Revenue Recognition

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The singular performance obligation of our customer contracts is determined by each individual purchase order and the products ordered, with revenue being recognized at a point-in-time when the obligation under the terms of the agreement is satisfied and product control is transferred to the customer. Specifically, control transfers to our customers when the product is delivered to or picked up by our customers based on applicable shipping terms. All shipping and handling costs incurred to deliver products are accounted for as fulfillment costs and are included in Distribution. The performance obligations of our customer contracts are generally satisfied within 30 days.

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilled product orders. The amount of consideration we expect to receive includes estimates of variable consideration, including costs for trade programs, consumer incentives, coupon redemptions and allowances for unsaleable products. These estimates are made using various information including historical data on performance of similar trade promotional activities, as well as the Company's best estimate of current activity. We review these estimates regularly and make revisions as necessary. The impact of adjustments to variable consideration are recognized in the period the adjustments are identified. These changes have historically been insignificant. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Our customer contracts identify product quantity, price and payment terms. Payment terms are granted consistent with industry standards. Although some payment terms may be more extended, the majority of our payment terms are less than 60 days. As a result, we do not adjust our revenues for the effects of a significant financing component. Amounts billed and due from our customers are classified as accounts receivable on the condensed consolidated balance sheets.

We provide standard assurance type warranties that our products will comply with all agreed-upon specifications. No services beyond an assurance type warranty are provided to our customers.

The Company utilizes third-party contract manufacturers for the manufacture of our products. We have evaluated whether the Company is the principal or agent in these relationships. We have determined that the Company is the principal in all cases, as it maintains the responsibility for fulfillment, risk of loss and sets the price.

We recognize a minor amount of royalty income for the license of Atkins' frozen meals. Royalty income represents less than 1% of the Company's net sales. Royalty revenue is recognized over time as sales of licensed products occur.

Revenues from transactions with external customers for each of Atkins’ products would be impracticable to disclose and management does not view its business by product line. The following table presents our revenue disaggregated by geographic area.

	Thirteen Weeks Ended
(In thousands)	November 24, 2018	November 25, 2017
Net sales
North America	$114,606	$99,534
International	6,325	7,053
Total	$120,931	$106,587

4. Goodwill and Intangibles

There were no changes to goodwill during the thirteen weeks ended November 24, 2018.

Intangible assets, net in our condensed consolidated balance sheets consist of the following:

		November 24, 2018
(In thousands)	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	5,432	53,568
Proprietary recipes and formulas	7 years	7,000	1,381	5,619
Licensing agreements	14 years	22,000	2,170	19,830
		$320,000	$8,983	$311,017

		August 25, 2018
(In thousands)	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	4,448	54,552
Proprietary recipes and formulas	7 years	7,000	1,131	5,869
Licensing agreements	14 years	22,000	1,778	20,222
		$320,000	$7,357	$312,643

Intangible assets, net changed due to amortization expense. Amortization expense related to intangible assets during the thirteen weeks ended November 24, 2018 and November 25, 2017 were $1.6 million and $1.6 million, respectively.

Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands by fiscal year)
Remainder of 2019	$4,879
2020	6,505
2021	6,505
2022	6,505
2023	6,505
2024 and thereafter	48,118
Total	$79,017

5. Long-Term Debt and Line of Credit

On July 7, 2017, the Company entered into a credit agreement with Barclays Bank PLC and other parties (the "Credit Agreement"). The Credit Agreement provides for (i) a term facility of $200.0 million (“Term Facility”) with a seven year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five year maturity. Substantially concurrent with the consummation of the Business Combination, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for the Term Loan subject to a floor of 1.00% or (y) 3.00% margin for the Revolving Credit Facility. As security for the payment or performance of its debt, the Company has pledged certain equity interests in its subsidiaries.

On March 16, 2018 (the “Amendment Date”), the Company entered into an amendment (the “Repricing Amendment”) to the Credit Agreement. As a result of the Repricing Amendment, the interest rate on the Term Loan was reduced and, as of the Amendment Date, such loans bear interest at a rate equal to, at the Company's option, either LIBOR plus an applicable margin of 3.50% or a base rate plus an applicable margin of 2.50%. The Repricing Amendment did not change the interest rate on the Revolving Credit Facility. The Revolving Credit Facility will continue to bear interest based upon the Company's consolidated net leverage ratio as of the last financial statements delivered to the administrative agent. No additional debt was incurred, or any proceeds received, by the Company in connection with the Repricing Amendment. The incremental fees paid to the administrative agent are reflected as additional debt discount and are amortized over the terms of the long-term financing agreements using the effective-interest method.

The Credit Agreement is subject to mandatory prepayments based on contractual terms.

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the Credit Agreement) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the Credit Agreement may result in an event of default. The Company was in compliance with all covenants under the Credit Agreement as of November 24, 2018 and August 25, 2018.

At November 24, 2018 and August 25, 2018, there were no amounts drawn against the Revolving Credit Facility. Long-term debt consists of the following:

(In thousands)	November 24, 2018	August 25, 2018
Term Loan	$198,000	$198,500
Less: Deferred financing fees	6,583	6,917
Total debt	191,417	191,583
Less: Current maturities, net of deferred financing fees of $1.4 million at November 24, 2018 and August 25, 2018, respectively	650	648
Long-term debt, net of deferred financing fees	$190,767	$190,935

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of November 24, 2018 and August 25, 2018, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

The following table sets forth the Company’s liabilities measured at fair value.

Fair value at August 25, 2018 is summarized as follows:

(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities
TRA liability	$—	$—	$27,468	$27,468

A loss of $0.5 million and $0.6 million was charged to the Loss in fair value change of contingent consideration - TRA liability for the thirteen weeks ended November 24, 2018 and November 25, 2017, respectively. The Company settled the Income Tax Receivable Agreement (the "TRA") during the thirteen weeks ended November 24, 2018, which resulted in a $1.5 million gain. Following the settlement of the TRA liability, the Company did not have any Level 3 financial assets or liabilities. The settlement of the TRA liability is discussed in Note 7.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of November 24, 2018 and August 25, 2018 due to the relatively short maturity of these instruments.

7. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. The change in the tax law was partially effective in the 2018 fiscal year and is fully effective in the 2019 fiscal year. The Tax Act, among other things, reduces the top U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.

Due to the complexities involved in accounting for the Tax Act, SEC Staff Accounting Bulletin 118 requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. The Company is allowed a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of November 24, 2018, we have not completed our accounting for the tax effects of enactment of the Tax Act; however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax and have recorded provisional amounts. For the items for which we were able to determine a reasonable estimate, we recognized a provisional gain of $31.0 million in fiscal year 2018.

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

Effective Tax Rate

The following table shows the tax expense and the effective tax rate for the thirteen weeks ended November 24, 2018 and November 25, 2017 resulting from operations:

	Thirteen Weeks Ended
(In thousands)	November 24, 2018	November 25, 2017
Income before income taxes	$19,882	$16,708
Provision for income taxes	$4,625	$6,490
Effective tax rate	23.3%	38.8%

The effective tax rate for the thirteen week period ended November 24, 2018 is lower than the effective tax rate for the thirteen week period ended November 25, 2017 by 15.5%, which is primarily driven by the change in the tax law due to the Tax Act, and also by the one time impact of the settlement of the TRA.

Tax Receivable Agreement

Concurrent with the Business Combination, the Company entered into the TRA with the historical shareholders of Atkins in consideration for the Business Combination. The TRA was valued based on the future expected payments under the terms of the agreement. The TRA provided for the payment by Simply Good Foods to the Atkins’ selling equity holders for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Simply Good Foods, Conyers Park, Atkins and Atkins’ eligible subsidiaries from the use of up to $100.0 million of the following tax attributes: (i) net operating losses available to be carried forward as of the closing of the Business Combination, (ii) certain deductions generated by the consummation of the business transaction, and (iii) remaining depreciable tax basis from the 2003 acquisition of Atkins Nutritionals, Inc.

During the thirteen weeks ended November 24, 2018, the Company entered into a termination agreement (the "Termination Agreement") with Atkins Holdings, LLC and Roark Capital Acquisition, LLC. Pursuant to the Termination Agreement, the Company paid $26.5 million to settle the TRA in full. Under the Termination Agreement, each of the parties thereto agreed to terminate the TRA and to release any and all obligations and liabilities of the other parties thereunder effective as of the receipt of the termination payment. The Company recorded a $0.5 million loss on the fair value change in the TRA liability through the settlement date and recognized a gain of $1.5 million in connection with the execution of the Termination Agreement and final cash payment.

8. Commitments and Contingencies

Leases

The Company has non-cancellable operating leases for six buildings. For the thirteen weeks ended November 24, 2018 and November 25, 2017, rent expenses were $0.5 million and $0.6 million, respectively.

Litigation

From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of its business. The Company is not presently a party to any litigation that it believes to be material and the Company is not aware of any pending or threatened litigation against it that it believes could have a material adverse effect on its business, operating results, financial condition or cash flows.

Other

The Company has entered into endorsement contracts with certain celebrity figures to promote and endorse the Atkins brand and line of products. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of November 24, 2018, the Company will be required to make payments of $1.6 million over the next year.

9. Stockholders' Equity

Equity Warrants

Prior to the Business Combination, Conyers Park issued 13,416,667 public warrants and 6,700,000 private placement warrants. Simply Good Foods assumed the Conyers Park equity warrants in connection with the Business Combination. As a result of the Business Combination, the warrants issued by Conyers Park were no longer exercisable for shares of Conyers Park common stock, but were instead exercisable for common stock of Simply Good Foods. All other features of the warrants were unchanged.

From August 26, 2018 through October 5, 2018, public warrants to purchase an aggregate of 9,866,451 shares of the Company's common stock were exercised for cash at an exercise price of $11.50 per share, resulting in aggregate gross proceeds to the Company of $113.5 million.

On October 4, 2018, the Company delivered a notice for the redemption (the "Redemption Notice") of all of its public warrants that remained unexercised immediately after November 5, 2018. Holders who exercised public warrants following the Redemption Notice were required to do so on a cashless basis. Accordingly, holders were no longer permitted to exercise public warrants in exchange for payment in cash of $11.50 per share. Instead, a holder exercising a public warrant was deemed to have paid the $11.50 per share exercise price by the surrender of 0.61885 of a share of common stock that the holder would have been entitled to receive upon a cash exercise of each public warrant. Exercising holders received 0.38115 of a share of the Company's common stock for each public warrant surrendered for exercise. Following the Redemption Notice, 3,499,639 public warrants were exercised on a cashless basis. An aggregate of 1,333,848 shares of the Company's common stock were issued in connection with these exercises of the public warrants.

The Company's private warrants to purchase 6,700,000 shares of the Company's common stock remain outstanding.

Stock Repurchase Program

On November 13, 2018, the Company announced that its Board of Directors had adopted a $50.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The stock repurchase program may be suspended or discontinued at any time by the Company. The Company did not repurchase any shares of common stock during the thirteen weeks ended November 24, 2018.

10. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares issued and outstanding. Diluted earnings per share is based on the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended
(In thousands, except per share data)	November 24, 2018	November 25, 2017
Basic earnings per share computation:
Numerator:
Net income available to common stock shareholders	$15,257	$10,218
Denominator:
Weighted average common shares - basic	77,290,307	70,571,008
Basic earnings per share from net income	$0.20	$0.14
Diluted earnings per share computation:
Numerator:
Net income available to common stock shareholders	$15,257	$10,218
Denominator:
Weighted average common shares outstanding - basic	77,290,307	70,571,008
Public and Private Warrants	4,892,604	659,301
Employee stock options	559,659	—
Non-vested shares	32,191	10,281
Weighted average common shares - diluted	82,774,761	71,240,590
Diluted earnings per share from net income	$0.18	$0.14

Earnings per share calculations for the thirteen weeks ended November 24, 2018 and November 25, 2017 excluded 0.2 million and 2.6 million shares of stock options, respectively, that would have been anti-dilutive.

11. Stock Option Plan

Stock-based compensation includes stock options, restricted stock unit and performance stock unit awards, which are awarded to employees and directors of the Company. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award based on their grant date fair value. Stock-based compensation expense is included within General and administrative expense, which is the same financial statement caption where the recipient’s other compensation is reported.

The Company recorded $1.1 million of stock-based compensation expense in each of the thirteen weeks ended November 24, 2018 and November 25, 2017.

Stock Options

The following table summarizes stock option activity for the thirteen weeks ended November 24, 2018:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of August 25, 2018	2,506,083	$12.28
Granted	315,331	19.89
Exercised	(4,444)	12.00
Forfeited	—	—
Outstanding as of November 24, 2018	2,816,970	$13.13	8.77

Vested and expected to vest as of November 24, 2018	2,816,970	$13.13	8.77

Exercisable as of November 24, 2018	782,926	$12.00	8.32

As of November 24, 2018, the Company had $7.6 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.94 years. During the thirteen week period ended November 24, 2018, the Company received $0.1 million in cash from stock option exercises.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the thirteen weeks ended November 24, 2018:

	Units	Weighted average grant-date fair value
Non-vested as of August 25, 2018	111,085	$12.06
Granted	74,570	18.67
Vested	(67,500)	11.91
Forfeited	—	—
Non-vested as of November 24, 2018	118,155	$16.32

As of November 24, 2018, the Company had $1.6 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.67 years.

Performance Stock Units

During the thirteen weeks ended November 24, 2018, the board of directors granted performance stock units under the Company's equity compensation plan. Performance stock units vest in a range between 0% and 100% based upon the price of the Company's common stock at the end of a three-year period. Performance stock units were valued using a Monte-Carlo simulation.

The following table summarizes performance stock unit activity for the thirteen weeks ended November 24, 2018:

	Units	Weighted average grant-date fair value
Non-vested as of August 25, 2018	—	$—
Granted	193,512	11.93
Vested	—	—
Forfeited	—	—
Non-vested as of November 24, 2018	193,512	$11.93

As of November 24, 2018, the Company had $2.3 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 2.96 years.

12. Related Party Transactions

Tax Receivable Agreement

During the thirteen weeks ended November 24, 2018, the Company entered into the Termination Agreement, pursuant to which, the Company paid $26.5 million to settle the TRA (the "Termination Payment"), which provided former stockholders of Atkins with payments for federal, state, local and non-U.S. tax benefits deemed realized by the Company.

Under the Termination Agreement, each of the parties thereto agreed to terminate the TRA and to release and discharge any and all obligations and liabilities of the other parties thereunder effective as of the exchange agent's receipt of the Termination Payment. Richard Laube, a director of the Company, Joseph Scalzo, our president and Chief Executive Officer and a director of the Company, and Scott Parker, our Chief Marketing Officer, were each former stockholders of Atkins and received their respective pro rata share of the Termination Payment as additional consideration for their former stock ownership in accordance with the terms of the Merger Agreement. The TRA liability and subsequent settlement are discussed in Note 7.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 25, 2018 ("Annual Report") and our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company’s expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and in Item 1A “Risk Factors” of our Annual Report. The Company assumes no obligation to update any of these forward-looking statements.

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

Seasonality

The Company has experienced in the past, and expects to continue to experience, seasonal fluctuations in sales as a result of consumer spending patterns. Historically, sales have been greatest in the second fiscal quarter as the Company sells product to retail locations, which sell to consumers in the post-holiday resolution season. The Company has also seen some seasonality in the summer and back-to-school shopping seasons each year. The period of the lowest sales has historically been the fourth fiscal quarter. The Company believes these consumer spending patterns are driven primarily by the predisposition of consumers to adjust their approach to nutrition at certain times of the year as well as the timing of the Company’s advertising linked with key customer promotion windows.

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

Results of Operations

The Company continues to be driven by strong base velocity gains of our core products. The Company maintained strong retail momentum, with U.S. retail takeaway for the thirteen weeks ended November 24, 2018, up 23.5%. Net sales increased 13.5% driven by volume, offset partially by non-price related trade, resulting in double-digit gross profit and adjusted EBITDA growth. As expected, retail takeaway growth exceeded net sales as we worked with our manufacturing network partners to secure additional supply to keep pace with robust demand. However, due to continued strong point of sales growth we estimate that supply issues will persist. Our strong start to the year and progress in securing more supply give us confidence in our ability to deliver full-year net sales and adjusted EBITDA.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended November 24, 2018 and the Thirteen Weeks Ended November 25, 2017

The following unaudited table presents, for the periods indicated, selected information from our condensed consolidated financial results, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	November 24, 2018	% of Sales	November 25, 2017	% of Sales
Net sales	$120,931	100.0%	$106,587	100.0%
Cost of goods sold	61,820	51.1%	53,830	50.5%
Gross profit	59,111	48.9%	52,757	49.5%

Operating expenses:
Distribution	5,284	4.4%	4,817	4.5%
Selling	3,856	3.2%	3,903	3.7%
Marketing	11,463	9.5%	9,850	9.2%
General and administrative	13,868	11.5%	12,079	11.3%
Depreciation and amortization	1,886	1.6%	1,934	1.8%
Business transaction costs	1,039	0.9%	—	—%
Loss in fair value change of contingent consideration - TRA liability	533	0.4%	642	0.6%
Other expense	—	—%	246	0.2%
Total operating expenses	37,929	31.4%	33,471	31.4%

Income from operations	21,182	17.5%	19,286	18.1%

Other income (expense):
Interest income	781	0.6%	—	—%
Interest expense	(3,261)	(2.7)%	(3,019)	(2.8)%
Gain on settlement of TRA liability	1,534	1.3%	—	—%
(Loss) gain on foreign currency transactions	(398)	(0.3)%	355	0.3%
Other income	44	—%	86	0.1%
Total other expense	(1,300)	(1.1)%	(2,578)	(2.4)%

Income before income taxes	19,882	16.4%	16,708	15.7%
Income tax expense	4,625	3.8%	6,490	6.1%
Net income	$15,257	12.6%	$10,218	9.6%

Other financial data:
Adjusted EBITDA	$26,700	22.1%	$23,710	22.2%

Net sales. Net sales of $120.9 million represented an increase of $14.3 million, or 13.5%, for the thirteen weeks ended November 24, 2018 compared to the thirteen weeks ended November 25, 2017. The net sales increase of 13.5% was driven by volume growth, primarily due to strong U.S. retail takeaway, offset slightly by the addition of unfavorable non-price related trade promotions.

Cost of goods sold. Cost of goods sold increased $8.0 million, or 14.8%, for the thirteen weeks ended November 24, 2018 compared to the thirteen weeks ended November 25, 2017. The cost of goods sold increase is driven by sales volume growth and slightly higher supply chain costs.

Gross profit. Gross profit increased $6.4 million, or 12.0%, for the thirteen weeks ended November 24, 2018 compared to the thirteen weeks ended November 25, 2017. Gross profit of $59.1 million, or 48.9% of net sales, for the thirteen weeks ended November 24, 2018 decreased 60 basis points from 49.5% of net sales for the thirteen weeks ended November 25, 2017. The decline in gross margin was primarily due to non-price related customer activity that is a reclassification from selling expense. Additionally, the Company incurred slightly higher supply chain costs.

Operating expenses. Operating expenses increased $4.5 million, or 13.3%, for the thirteen weeks ended November 24, 2018 compared to the thirteen weeks ended November 25, 2017 due to the following:

•
Distribution. Distribution expenses increased $0.5 million, or 9.7%, for the thirteen weeks ended November 24, 2018 compared to the thirteen weeks ended November 25, 2017. The increase is primarily driven by sales volume growth.

•
Selling. Selling expenses for the thirteen weeks ended November 24, 2018 were slightly lower than the thirteen weeks ended November 25, 2017, however, decreased on a rate basis due to a portion of the expense being recorded as non-price related trade promotions.

•
Marketing. Marketing expenses increased $1.6 million, or 16.4%, for the thirteen weeks ended November 24, 2018 compared to the thirteen weeks ended November 25, 2017. The increase is primarily driven by an increase in television media and e-commerce capabilities.

•
General and administrative. General and administrative expenses increased $1.8 million, or 14.8%, for the thirteen weeks ended November 24, 2018 compared to the thirteen weeks ended November 25, 2017. The increase is due to investments to enhance organizational capabilities in key functions of $0.9 million, an increase in professional fees of $0.4 million and an expansion of our distribution center of $0.2 million.

•	Depreciation and amortization. Depreciation and amortization expenses for the thirteen weeks ended November 24, 2018 were flat compared to the thirteen weeks ended November 25, 2017.

•
Loss in fair value change of contingent consideration - TRA liability. Loss in contingent consideration decreased $0.1 million for the thirteen weeks ended November 24, 2018 compared to the thirteen weeks ended November 25, 2017. The decrease is due to the timing of the settlement of the TRA liability during the thirteen weeks ended November 24, 2018.

Interest income. Interest income increased $0.8 million for the thirteen weeks ended November 24, 2018 compared to the thirteen weeks ended November 25, 2017, due to the Company's increased cash balance resulting from warrant exercises during the thirteen weeks ended November 24, 2018 and changes in market rates.

Interest expense. Interest expense increased $0.2 million for the thirteen weeks ended November 24, 2018 compared to the thirteen weeks ended November 25, 2017, due to changes in market interest rates.

Gain on settlement of TRA liability. The Company recorded a $1.5 million gain in connection with the settlement of the TRA liability in the thirteen weeks ended November 24, 2018. The TRA settlement is discussed in Note 7 of the condensed consolidated financial statements included in this Report.

(Loss) gain on foreign currency transactions. A loss of $0.4 million in foreign currency transactions was recorded for the thirteen weeks ended November 24, 2018 compared to a foreign currency gain of $0.4 million for the thirteen weeks ended November 25, 2017. The change relates to changes in foreign currency rates related to international operations.

Income tax expense. Income tax expense decreased $1.9 million, for the thirteen weeks ended November 24, 2018 compared to the thirteen weeks ended November 25, 2017. Our effective tax rate was 23.3% for the thirteen weeks ended November 24, 2018 compared to an effective tax rate 38.8% for the thirteen weeks ended November 25, 2017. The decrease in our effective tax rate is primarily attributed to the lower federal statutory rate enacted by the change in tax law, and also by the one time impact of the settlement of the TRA. The change in tax law is discussed in Note 7 of the condensed consolidated financial statements included in this Report.

Adjusted EBITDA. Adjusted EBITDA increased $3.0 million, or 12.6%, for the thirteen weeks ended November 24, 2018 compared to the thirteen weeks ended November 25, 2017. The increase is primarily due to higher gross profit, partially offset by higher operating expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Reconciliation of Adjusted EBITDA

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be considered in isolation or as an alternative to net income, cash flows from operations or other measures of profitability, liquidity or performance under GAAP. Simply Good Foods defines adjusted EBITDA (earnings before interest, tax, depreciation and amortization) as net income before interest income, interest expense, income tax expense, depreciation and amortization with further adjustments to exclude the following items: stock-based compensation, restructuring costs, frozen media licensing fees, non-core legal costs, transactional exchange impact, change in fair value of contingent consideration - TRA liability, gain on settlement of TRA liability, business transaction costs and other non-core expenses. Adjusted EBITDA is used by management to monitor results of ongoing operations. The Company believes adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to the financial condition and results of operations to date; and that the use of adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends in and in comparing financial measures with other similar companies, many of which present similar non-GAAP financial measures to investors. Adjusted EBITDA is subject to inherent limitations as it reflects the exercise of judgments by management about which expense and income are excluded or included in determining adjusted EBITDA. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in calculation.

The following unaudited tables below provide a reconciliation of adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen weeks ended November 24, 2018 and November 25, 2017:

Adjusted EBITDA Reconciliation: (in thousands)	Thirteen Weeks Ended
	November 24, 2018	November 25, 2017
Net income	15,257	10,218
Interest income	(781)	—
Interest expense	3,261	3,019
Income tax expense	4,625	6,490
Depreciation and amortization	1,886	1,934
EBITDA	24,248	21,661
Business transaction costs	1,039	—
Share-based compensation expense	1,061	1,068
Restructuring	—	246
Frozen licensing media	—	63
Non-core legal costs	942	376
Loss in fair value change of contingent consideration - TRA liability	533	642
Gain on settlement of TRA liability	(1,534)	—
Other (1)	411	(346)
Adjusted EBITDA	$26,700	$23,710
(1) Other items consist principally of exchange impact of foreign currency transactions and other expenses.

Liquidity and Capital Resources

Overview

We have historically funded our operations with cash flow from operations and, when needed, with borrowings under our credit facilities. Our principal uses for liquidity have been debt service and working capital.

The Company had $210.8 million in cash and cash equivalents as of November 24, 2018, which is sufficient to satisfy current liabilities, current maturities of long-term debt, and the interest payments associated with them. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur as a public company for at least the next twelve months.

Debt and Credit Facilities

On July 7, 2017, the Company entered into a credit agreement with Barclays Bank PLC and other parties (the "Credit Agreement"). The Credit Agreement provides for (i) a term facility of $200.0 million (“Term Facility”) with a seven year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five year maturity. Substantially concurrent with the consummation of the Business Combination, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for the Term Loan or (y) 2.00% margin for the Revolving

Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for the Term Loan subject to a floor of 1.00% or (y) 3.00% margin for the Revolving Credit Facility. As security for the payment or performance of its debt, the Company has pledged certain equity interests in its subsidiaries.

On March 16, 2018 (the “Amendment Date”), the Company entered into an amendment (the “Repricing Amendment”) to the Credit Agreement. As a result of the Repricing Amendment, the interest rate on the Term Loan was reduced and, as of the Amendment Date, such loans bear interest at a rate equal to, at the Company's option, either LIBOR plus an applicable margin of 3.50% or a base rate plus an applicable margin of 2.50%. The Repricing Amendment did not change the interest rate on the Revolving Credit Facility. The Revolving Credit Facility will continue to bear interest based upon the Company's consolidated net leverage ratio as of the last financial statements delivered to the administrative agent. No additional debt was incurred, or any proceeds received, by the Company in connection with the Repricing Amendment. The incremental fees paid to the administrative agent are reflected as additional debt discount and are amortized over the terms of the long-term financing agreements using the effective-interest method.

The Credit Agreement is subject to mandatory prepayments based on contractual terms.

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the Credit Agreement) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the Credit Agreement may result in an event of default. The Company was in compliance with all covenants under the Credit Agreement as of November 24, 2018 and August 25, 2018.

At November 24, 2018 the outstanding principal balance of the Term Loan was $198.0 million and there were no amounts drawn against the Revolving Credit Facility.

Equity Warrants

From August 26, 2018 through October 5, 2018, public warrants to purchase an aggregate of 9,866,451 shares of the Company's common stock were exercised for cash at an exercise price of $11.50 per share, resulting in aggregate gross proceeds to the Company of $113.5 million.

On October 4, 2018, the Company delivered a notice for the redemption (the "Redemption Notice") of all of its public warrants that remained unexercised immediately after November 5, 2018. Holders who exercised public warrants following the Redemption Notice were required to do so on a cashless basis. Accordingly, holders were no longer permitted to exercise public warrants in exchange for payment in cash of $11.50 per share. Instead, a holder exercising a public warrant was deemed to have paid the $11.50 per share exercise price by the surrender of 0.61885 of a share of common stock that the holder would have been entitled to receive upon a cash exercise of each public warrant. Exercising holders received 0.38115 of a share of the Company's common stock for each public warrant surrendered for exercise. Following the Redemption Notice, 3,499,639 public warrants were exercised on a cashless basis. An aggregate of 1,333,848 shares of the Company's common stock were issued in connection with these exercises of the public warrants.

The Company's private warrants to purchase 6,700,000 shares of the Company's common stock remain outstanding.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Thirteen Weeks Ended
	November 24, 2018	November 25, 2017
Net cash provided by operating activities	$12,948	$8,833
Net cash used in investing activities	$(494)	$(2,418)
Net cash provided by financing activities	$86,549	$—

Operating activities. Our net cash provided by operating activities was $12.9 million for the period ended November 24, 2018, an increase of $4.1 million, compared to net cash provided by operating activities of $8.8 million for the period ended November 25, 2017. The increase was primarily driven by higher income before taxes.

Investing activities. Our net cash used in investing activities was $0.5 million for the period ended November 24, 2018, which was a decrease of $1.9 million compared to the investing activities for the period ended November 25, 2017. The decrease is due to the working capital adjustment of $1.8 million in the period ended November 25, 2017 and minor decreases in purchases of property and equipment.

Financing activities. Our net cash provided by financing activities was $86.5 million for the period ended November 24, 2018, compared to $0.0 million for the period ended November 25, 2017. Net cash provided by financing activities for the period ended November 24, 2018 includes $113.5 million of cash received from warrant exercises, partially offset by the payment of the TRA liability of $26.5 million and debt principal payments of $0.5 million.

Contractual Obligations

Contractual obligations relating to our indebtedness, lease obligations and interest are reported Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended August 25, 2018. There were no material changes to our contractual obligations since August 25, 2018.

Off-Balance Sheet Arrangements

As of November 24, 2018, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

 For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report. The adoption of ASC Topic 606 resulted in a change to our revenue recognition accounting policy, as discussed in Note 3 of our condensed consolidated financial statements in this report. There have been no other significant changes to our critical accounting policies since August 25, 2018. Refer to Note 2 of our condensed consolidated financial statements in this Report for further information regarding recently issued accounting standards.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk exposure during the thirteen week period ended November 24, 2018.  For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 24, 2018, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 24, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

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
10.1
Termination Agreement, dated November 14, 2018, among The Simply Good Foods Company, Atkins Holdings, LLC and Roark Capital Acquisition, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2018).

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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	January 3, 2019	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)