Form 10-Q
period 2019-02-23
Simply Good Foods Co
filed 2019-04-04
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 23, 2019
OR
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

As of March 22, 2019, there were 81,915,423 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 23, 2019

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share data)

	February 23, 2019	August 25, 2018
Assets
Current assets:
Cash and cash equivalents	$218,897	$111,971
Accounts receivable, net	45,318	36,622
Inventories	45,803	30,001
Prepaid expenses	2,448	2,069
Other current assets	6,671	5,077
Total current assets	319,137	185,740

Long-term assets:
Property and equipment, net	2,874	2,565
Intangible assets, net	309,391	312,643
Goodwill	471,427	471,427
Other long-term assets	2,890	2,230
Total assets	$1,105,719	$974,605

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,247	$11,158
Accrued interest	2,531	582
Accrued expenses and other current liabilities	14,383	15,875
Current portion of TRA liability	—	2,320
Current maturities of long-term debt	653	648
Total current liabilities	34,814	30,583

Long-term liabilities:
Long-term debt, less current maturities	190,598	190,935
Long-term portion of TRA liability	—	25,148
Deferred income taxes	62,930	54,475
Other long-term liabilities	663	863
Total liabilities	289,005	302,004
See commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 81,915,213 and 70,605,675 issued and outstanding at February 23, 2019 and August 25, 2018, respectively	819	706
Treasury stock, 6,729 and 0 shares at cost at February 23, 2019 and August 25, 2018, respectively	(127)	—
Additional paid-in-capital	730,584	614,399
Retained earnings	86,273	58,294
Accumulated other comprehensive loss	(835)	(798)
Total stockholders' equity	816,714	672,601
Total liabilities and stockholders' equity	$1,105,719	$974,605
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Net sales	$123,800	$109,347	$244,731	$215,934
Cost of goods sold	66,166	59,090	127,986	112,920
Gross profit	57,634	50,257	116,745	103,014

Operating expenses:
Distribution	5,797	5,391	11,081	10,208
Selling	2,533	4,975	6,389	8,878
Marketing	12,196	10,056	23,659	19,906
General and administrative	15,855	12,711	29,724	24,790
Depreciation and amortization	1,939	1,948	3,825	3,882
Business transaction costs	290	1,877	1,329	1,877
Loss (gain) in fair value change of contingent consideration - TRA liability	—	(3,668)	533	(3,026)
Other expense	22	184	21	430
Total operating expenses	38,632	33,474	76,561	66,945

Income from operations	19,002	16,783	40,184	36,069

Other income (expense):
Interest income	884	—	1,665	—
Interest expense	(3,344)	(3,093)	(6,605)	(6,112)
Gain on settlement of TRA liability	—	—	1,534	—
Gain (loss) on foreign currency transactions	130	601	(268)	956
Other income	77	312	121	398
Total other expense	(2,253)	(2,180)	(3,553)	(4,758)

Income before income taxes	16,749	14,603	36,631	31,311
Income tax expense (benefit)	4,027	(26,791)	8,652	(20,301)
Net income	$12,722	$41,394	$27,979	$51,612

Other comprehensive income:
Foreign currency translation adjustments	(179)	(101)	(37)	(800)
Comprehensive income	$12,543	$41,293	$27,942	$50,812

Earnings per share from net income:
Basic	$0.16	$0.59	$0.35	$0.73
Diluted	$0.15	$0.56	$0.33	$0.71
Weighted average shares outstanding:
Basic	81,900,352	70,582,573	79,595,330	70,576,744
Diluted	85,350,196	73,832,207	84,062,479	72,605,705
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Twenty-Six Weeks Ended
	February 23, 2019	February 24, 2018
Operating activities
Net income	$27,979	$51,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,825	3,882
Amortization of deferred financing costs and debt discount	668	645
Stock compensation expense	2,478	1,967
Loss (gain) on fair value change of contingent consideration - TRA liability	533	(3,026)
Gain on settlement of TRA liability	(1,534)	—
Unrealized loss (gain) on foreign currency transactions	268	(956)
Deferred income taxes	8,463	(23,398)
Loss on disposal of property and equipment	6	72
Changes in operating assets and liabilities:
Accounts receivable, net	(8,774)	(4,672)
Inventories	(15,855)	3,284
Prepaid expenses	(384)	(909)
Other current assets	(2,092)	(2,346)
Accounts payable	6,143	(2,601)
Accrued interest	1,949	(15)
Accrued expenses and other current liabilities	(1,810)	1,726
Other	(32)	86
Net cash provided by operating activities	21,831	25,351

Investing activities
Purchases of property and equipment	(887)	(886)
Acquisition of business, net of cash acquired	—	(1,757)
Net cash used in investing activities	(887)	(2,643)

Financing activities
Proceeds from option exercises	361	—
Issuance of common stock	(5)	—
Cash received from warrant exercises	113,464	231
Repurchase of common stock	(127)	—
Settlement of TRA liability	(26,468)	—
Principal payments of long-term debt	(1,000)	(500)
Net cash provided by (used in) financing activities	86,225	(269)

Cash and cash equivalents
Net increase in cash	107,169	22,439
Effect of exchange rate on cash	(243)	70
Cash at beginning of period	111,971	56,501
Cash and cash equivalents at end of period	$218,897	$79,010

Supplemental disclosures of cash flow information
Cash paid for interest	$3,988	$5,481
Cash paid for taxes	$420	$1,755
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 25, 2018	70,605,675	$706	—	$—	$614,399	$58,294	$(798)	$672,601
Net income	—	—	—	—	—	15,257	—	15,257
Stock-based compensation	—	—	—	—	1,061	—	—	1,061
Foreign currency translation adjustments	—	—	—	—	—	—	142	142
Shares issued upon vesting of Restricted Stock Units	67,500	1	—	—	(1)	—	—	—
Exercise of options to purchase common stock	4,444	—	—	—	53	—	—	53
Warrant conversion	11,200,299	112	—	—	113,352	—	—	113,464
Balance at November 24, 2018	81,877,918	$819	—	$—	$728,864	$73,551	$(656)	$802,578
Net income	—	—	—	—	—	12,722	—	12,722
Stock-based compensation	—	—	—	—	1,417	—	—	1,417
Repurchase of common stock	—	—	6,729	(127)	—	—	—	(127)
Foreign currency translation adjustments	—	—	—	—	—	—	(179)	(179)
Shares issued upon vesting of Restricted Stock Units	505	—	—	—	(5)	—	—	(5)
Exercise of options to purchase common stock	36,790	—	—	—	308	—		308
Balance at February 23, 2019	81,915,213	$819	6,729	$(127)	$730,584	$86,273	$(835)	$816,714

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at August 26, 2017	70,562,477	$706	—	$—	$610,138	$(12,161)	$19	$598,702
Net Income	—	—	—	—	—	10,218	—	10,218
Stock compensation	—	—	—	—	1,068	—	—	1,068
Foreign currency translation adjustments	—	—	—	—	—	—	(699)	(699)
Warrant Conversion	20,096	—	—	—	231	—	—	231
Balance at November 25, 2017	70,582,573	$706	—	$—	$611,437	$(1,943)	$(680)	$609,520
Net Income	—	—	—	—	—	41,394	—	41,394
Stock compensation	—	—	—	—	899	—	—	899
Foreign currency translation adjustments	—	—	—	—	—	—	(101)	(101)
Balance at February 24, 2018	70,582,573	$706	—	$—	$612,336	$39,451	$(781)	$651,712
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

The Simply Good Foods Company (“Simply Good Foods”) was formed by Conyers Park on March 30, 2017. On April 10, 2017, Conyers Park and NCP-ATK Holdings, Inc. (“Atkins”) entered into a definitive merger agreement (the “Merger Agreement”), pursuant to which on July 7, 2017, Conyers Park merged into Simply Good Foods, which also acquired Atkins pursuant to the Merger Agreement. As a result, both entities became wholly-owned subsidiaries of Simply Good Foods (the "Business Combination"). The Business Combination resulted in Conyers Park controlling the Board of Directors of the combined entity. The common stock of Simply Good Foods is listed on the Nasdaq Capital Market under the symbol “SMPL.”

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

Seasonality

The Company has experienced in the past, and expects to continue to experience, seasonal fluctuations in sales as a result of consumer spending patterns. Historically, sales have been greatest in the second fiscal quarter as the Company sells product to retail locations, which sell to consumers in the post-holiday resolution season. The Company has also seen some seasonality in the summer and back-to-school shopping seasons each year. The period of the lowest sales has historically been in the fourth fiscal quarter. The Company believes these consumer spending patterns are driven primarily by the predisposition of consumers to adjust their approach to nutrition at certain times of the year as well as the timing of the Company’s advertising linked with key customer promotion windows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. The amendments provide the option for the ASU to be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The new guidance is effective for the Company beginning in fiscal 2020. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements, however, a material increase in lease-related assets and liabilities is expected.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilled product orders including estimates of variable consideration. The most common forms of variable consideration include trade programs, consumer incentives, coupon redemptions, allowances for unsaleable products, and any additional amounts where a distinct good or service cannot be identified or the value cannot be reasonably estimated. Estimates of variable consideration are made using various information including historical data on performance of similar trade promotional activities, as well as the Company's best estimate of current activity. We review these estimates regularly and make revisions as necessary. Revisions can include changes for consideration paid to customers that lack sufficient evidence to support a distinct good or service assertion, or for which a reasonably estimable fair value cannot be determined, primarily related to our assessments of cooperative advertising programs. Uncertainties related to the estimate of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. Adjustments to variable consideration are recognized in the period the adjustments are identified and have historically been insignificant. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

We provide standard assurance type warranties that our products will comply with all agreed-upon specifications. No services beyond an assurance type warranty are provided to our customers. While customers generally have a right to return defective or non-conforming products, past experience has demonstrated that product returns have been immaterial. Customer remedies for defective or non-conforming products may include a refund or exchange. As a result, the right of return is estimated and recorded as a reduction in revenue, if necessary.

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

The Company utilizes third-party contract manufacturers for the manufacture of our products. We have evaluated whether the Company is the principal or agent in these relationships. We have determined that the Company is the principal in all cases, as it maintains the responsibility for fulfillment, risk of loss and establishes the price.

We recognize a minor amount of royalty income for the license of Atkins' frozen meals. Royalty income represents less than 1% of the Company's net sales. Royalty revenue is recognized over time as sales of licensed products occur.

The Company has elected the following practical expedients in accordance with ASC Topic 606:

•
Shipping and handling costs—We have elected to account for shipping and handling costs incurred to deliver products to customers as fulfillment activities, rather than a promised service. As such, fulfillment costs are included in Distribution in our Condensed Consolidated Statements of Operations and Comprehensive Income.

•	Costs of obtaining a contract—We have elected expense costs of obtaining a contract because the amortization period would be less than one year.

Revenues from transactions with external customers for each of Atkins’ products would be impracticable to disclose and management does not view its business by product line. The following table presents our revenue disaggregated by geographic area.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Net sales
North America	$117,946	$102,609	$232,552	$202,143
International	5,854	6,738	12,179	13,791
Total	$123,800	$109,347	$244,731	$215,934

4. Goodwill and Intangibles

There were no changes to goodwill during the twenty-six weeks ended February 23, 2019.

Intangible assets, net in our Condensed Consolidated Balance Sheets consist of the following:

		February 23, 2019
(In thousands)	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	6,415	52,585
Proprietary recipes and formulas	7 years	7,000	1,631	5,369
Licensing agreements	14 years	22,000	2,563	19,437
		$320,000	$10,609	$309,391

		August 25, 2018
(In thousands)	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	4,448	54,552
Proprietary recipes and formulas	7 years	7,000	1,131	5,869
Licensing agreements	14 years	22,000	1,778	20,222
		$320,000	$7,357	$312,643

Intangible assets, net changed due to amortization expense. Amortization expense related to intangible assets during the thirteen weeks ended February 23, 2019 and February 24, 2018 were $1.6 million and $1.6 million, respectively. Amortization expense related to intangible assets during the twenty-six weeks ended February 23, 2019 and February 24, 2018 were $3.3 million and $3.3 million, respectively.

Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands by fiscal year)
Remainder of 2019	$3,253
2020	6,505
2021	6,505
2022	6,505
2023	6,505
2024 and thereafter	48,118
Total	$77,391

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

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the Credit Agreement) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the Credit Agreement may result in an event of default. The Company was in compliance with all financial covenants under the Credit Agreement as of February 23, 2019 and August 25, 2018.

At February 23, 2019 and August 25, 2018, there were no amounts drawn against the Revolving Credit Facility. Long-term debt consists of the following:

(In thousands)	February 23, 2019	August 25, 2018
Term Loan	$197,500	$198,500
Less: Deferred financing fees	6,249	6,917
Total debt	191,251	191,583
Less: Current maturities, net of deferred financing fees of $1.3 million at February 23, 2019 and $1.4 million at August 25, 2018, respectively	653	648
Long-term debt, net of deferred financing fees	$190,598	$190,935

The Company will be required to make principal payments of $2.0 million over the next twelve months.

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of February 23, 2019 and August 25, 2018, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

A gain of $3.7 million was charged to the Loss (gain) in fair value change of contingent consideration - TRA liability for the thirteen weeks ended February 24, 2018 primarily due to the impacts of the change in tax law. A loss of $0.5 million and a gain of $3.0 million were charged to the Loss (gain) in fair value change of contingent consideration - TRA liability for the twenty-six weeks ended February 23, 2019 and February 24, 2018, respectively. The Company settled the Income Tax Receivable Agreement (the "TRA") during the twenty-six weeks ended February 23, 2019, which resulted in a $1.5 million gain. Following the settlement of the TRA liability, the Company did not have any Level 3 financial assets or liabilities. The settlement of the TRA liability is discussed in Note 7.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of February 23, 2019 and August 25, 2018 due to the relatively short maturity of these instruments.

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

Due to the complexities involved in accounting for the Tax Act, SEC Staff Accounting Bulletin 118 requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. The Company is allowed a measurement period of up to one year after the enactment date to finalize the recording of the related tax impacts. As of August 25, 2018, we had not completed our accounting for the tax effects of enactment of the Tax Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax and recorded provisional amounts. For the items for which we were able to determine a reasonable estimate, we recognized a provisional gain of $31.0 million in fiscal year 2018.

The FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The guidance indicates that either treating taxes on GILTI inclusions as current period costs, or accounting for deferred taxes on GILTI inclusions are both acceptable subject to an accounting policy election. The Company has elected to account for GILTI as a period cost in the year incurred.

Deemed Repatriation Transition Tax: The one-time transition tax is based on our total post-1986 earnings and profits (E&P) that we previously deferred from U.S. income taxes. We recorded provisional amounts in the fourth quarter of fiscal 2018 for our one-time transition tax liability of our foreign subsidiaries, resulting in an immaterial increase in income tax expense. On the basis of revised E&P and cash balance computations that were completed during the reporting period we adjusted our Transition Tax estimate and recorded an immaterial increase in income tax expense in the second quarter.

Reduction of U.S. federal income tax rate: The Tax Act reduced the federal income tax rate from 35% to 21%, effective January 1, 2018. We were able to reasonably estimate the effect of the reduction in the tax rate on our U.S. deferred tax assets and liabilities and in fiscal 2018, we recorded a net provisional reduction in our deferred income tax liabilities of $31.0 million with a corresponding net adjustment of $31.0 million of deferred income tax benefit at August 25, 2018. No changes have been made to these adjustments during 2019.

Our accounting for the impact of the Tax Act is now complete.

Effective Tax Rate

The following table shows the tax expense and the effective tax rate for the twenty-six weeks ended February 23, 2019 and February 24, 2018 resulting from operations:

	Twenty-Six Weeks Ended
(In thousands)	February 23, 2019	February 24, 2018
Income before income taxes	$36,631	$31,311
Provision (benefit) for income taxes	$8,652	$(20,301)
Effective tax rate	23.6%	(64.8)%

The effective tax rate for the twenty-six week period ended February 23, 2019 is higher than the effective tax rate for the twenty-six week period ended February 24, 2018 by 88.4%, which is primarily driven by the change in the tax law due to the Tax Act, and also by the one-time impact of the settlement of the TRA in the first quarter of fiscal 2019.

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

During the thirteen weeks ended November 24, 2018, the Company entered into a termination agreement (the "Termination Agreement") with Atkins Holdings, LLC and Roark Capital Acquisition, LLC. Pursuant to the Termination Agreement, the Company paid $26.5 million to settle the TRA in full. Under the Termination Agreement, each of the parties thereto agreed to terminate the TRA and to release any and all obligations and liabilities of the other parties thereunder effective as of the receipt of the termination payment. The Company recorded a $0.5 million loss on the fair value change in the TRA liability through the settlement on November 14, 2018 and recognized a gain of $1.5 million in connection with the execution of the Termination Agreement and final cash payment.

8. Commitments and Contingencies

Leases

The Company has non-cancellable operating leases for six buildings. For the thirteen weeks ended February 23, 2019 and February 24, 2018, rent expenses were $0.5 million and $0.6 million, respectively. For the twenty-six weeks ended February 23, 2019 and February 24, 2018, rent expenses were $1.1 million and $1.2 million, respectively. Rent expenses are included in General and administrative in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

Other

The Company has entered into endorsement contracts with certain celebrity figures to promote and endorse the Atkins brand and line of products. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of February 23, 2019, the Company will be required to make payments of $1.1 million over the next year.

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

On October 4, 2018, the Company delivered a notice for the redemption (the "Redemption Notice") of all of its public warrants that remained unexercised immediately after November 5, 2018. Holders who exercised public warrants following the Redemption Notice were required to do so on a cashless basis. Accordingly, holders were no longer permitted to exercise public warrants in exchange for payment in cash of $11.50 per share. Instead, a holder exercising a public warrant was deemed to have paid the $11.50 per share exercise price by the surrender of 0.61885 of a share of common stock that the holder would have been entitled to receive upon a cash exercise of each public warrant. Exercising holders received 0.38115 of a share of the Company's common stock for each public warrant surrendered for exercise. Following the Redemption Notice, 3,499,639 public warrants were exercised on a cashless basis. An aggregate of 1,333,848 shares of the Company's common stock were issued in connection with these exercises of the public warrants. All remaining public warrants were redeemed as of November 5, 2018 for an immaterial amount.

The Company's private warrants to purchase 6,700,000 shares of the Company's common stock remain outstanding.

Stock Repurchase Program

On November 13, 2018, the Company announced that its Board of Directors had adopted a $50.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The stock repurchase program may be suspended or discontinued at any time by the Company, and does not have an expiration date.

During the twenty-six weeks ended February 23, 2019, the Company repurchased 6,729 shares of common stock at an average share price of $18.92 per share.

10. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares issued and outstanding. Diluted earnings per share is based on the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except per share data)	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Basic earnings per share computation:
Numerator:
Net income	$12,722	$41,394	$27,979	$51,612
Denominator:
Weighted average common shares - basic	81,900,352	70,582,573	79,595,330	70,576,744
Basic earnings per share from net income	$0.16	$0.59	$0.35	$0.73
Diluted earnings per share computation:
Numerator:
Net income	$12,722	$41,394	$27,979	$51,612
Denominator:
Weighted average common shares outstanding - basic	81,900,352	70,582,573	79,595,330	70,576,744
Public and Private Warrants	2,745,135	3,202,726	3,818,870	2,000,021
Employee stock options	664,950	—	612,304	—
Non-vested shares	39,759	46,908	35,975	28,940
Weighted average common shares - diluted	85,350,196	73,832,207	84,062,479	72,605,705
Diluted earnings per share from net income	$0.15	$0.56	$0.33	$0.71

Earnings per share calculations for the thirteen weeks ended February 23, 2019 and February 24, 2018 excluded 0.4 million and 2.4 million shares of stock options, respectively, that would have been anti-dilutive. Earnings per share calculations for the thirteen weeks ended February 23, 2019 excluded 0.1 million non-vested shares that would have been anti-dilutive.

Earnings per share calculations for the twenty-six weeks ended February 23, 2019 and February 24, 2018 excluded 0.3 million and 2.5 million shares of stock options, respectively, that would have been anti-dilutive. Earnings per share calculations for the twenty-six weeks ended February 23, 2019 excluded 0.1 million non-vested shares, that would have been anti-dilutive.

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

The Company recorded $1.4 million and $0.9 million of stock-based compensation expense in the thirteen weeks ended February 23, 2019 and February 24, 2018, respectively. The Company recorded $2.5 million and $2.0 million of stock-based compensation expense in each of the twenty-six weeks ended February 23, 2019 and February 24, 2018, respectively.

Stock Options

The following table summarizes stock option activity for the twenty-six weeks ended February 23, 2019:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of August 25, 2018	2,506,083	$12.28
Granted	315,331	19.89
Exercised	(60,513)	12.00
Forfeited	—	—
Outstanding as of February 23, 2019	2,760,901	$13.15	8.61

Vested and expected to vest as of February 23, 2019	2,760,901	$13.15	8.61

Exercisable as of February 23, 2019	726,855	$12.00	8.39

As of February 23, 2019, the Company had $6.7 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.69 years. During the twenty-six week period ended February 23, 2019, the Company received $0.4 million in cash from stock option exercises.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the twenty-six weeks ended February 23, 2019:

	Units	Weighted average grant-date fair value
Non-vested as of August 25, 2018	111,085	$12.06
Granted	75,693	18.67
Vested	(68,268)	11.93
Forfeited	(7,573)	15.91
Non-vested as of February 23, 2019	110,937	$16.39

As of February 23, 2019, the Company had $1.3 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.47 years.

Performance Stock Units

During the twenty-six weeks ended February 23, 2019, the board of directors granted performance stock units under the Company's equity compensation plan. Performance stock units vest in a range between 0% and 100% based upon the price of the Company's common stock at the end of a three-year period. Performance stock units were valued using a Monte-Carlo simulation.

The following table summarizes performance stock unit activity for the twenty-six weeks ended February 23, 2019:

	Units	Weighted average grant-date fair value
Non-vested as of August 25, 2018	—	$—
Granted	193,512	11.93
Vested	—	—
Forfeited	—	—
Non-vested as of February 23, 2019	193,512	$11.93

As of February 23, 2019, the Company had $2.1 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 2.71 years.

12. Related Party Transactions

Tax Receivable Agreement

During the twenty-six weeks ended February 23, 2019, the Company entered into the Termination Agreement, pursuant to which, the Company paid $26.5 million to settle the TRA (the "Termination Payment"), which provided former stockholders of Atkins with payments for federal, state, local and non-U.S. tax benefits deemed realized by the Company.

Under the Termination Agreement, each of the parties thereto agreed to terminate the TRA and to release and discharge any and all obligations and liabilities of the other parties thereunder effective as of the exchange agent's receipt of the Termination Payment. Richard Laube, a former director of the Company, Joseph Scalzo, our president and Chief Executive Officer and a director of the Company, and Scott Parker, our Chief Marketing Officer, were each former stockholders of Atkins and received their respective pro rata share of the Termination Payment as additional consideration for their former stock ownership in accordance with the terms of the Merger Agreement. The TRA liability and subsequent settlement are discussed in Note 7.

Execution of the Merger Agreement

In the first quarter of fiscal 2018, per the terms of the Merger Agreement, Simply Good Foods paid a working capital adjustment of $1.8 million to the former owners of Atkins, which also resulted in a corresponding increase to the previously recognized goodwill.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2018 ("Annual Report") and our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company’s expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and in Item 1A. “Risk Factors” of our Annual Report. The Company assumes no obligation to update any of these forward-looking statements.

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

Seasonality

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in sales as a result of consumer spending patterns. Historically, sales have been greatest in the second fiscal quarter as we sell product to retail locations, which sell to consumers in the post-holiday resolution season. We have also seen some seasonality in the summer and back-to-school shopping seasons each year. The period of the lowest sales has historically been in the fourth fiscal quarter. We believe these consumer spending patterns are driven primarily by the predisposition of consumers to adjust their approach to nutrition at certain times of the year as well as the timing of our advertising linked with key customer promotion windows.

Our Reportable Segment

Our business is organized around one reportable segment based on our go-to-market strategies, the objectives of the business and how our chief decision maker, our Chief Executive Officer, monitors operating performance and allocates resources.

Key Financial Definitions

Net sales. Net sales consists primarily of product sales less cost of promotional activities, slotting fees and other sales credits and adjustments, including product returns. We also include licensing revenue from the frozen meals business in net sales.

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

Results of Operations

Our strong second quarter and year-to date results reflect the successful execution of our annual plan as well as our strategic initiatives. We delivered double-digit sales, gross profit and Adjusted EBITDA growth in both the second quarter and year-to-date periods. Our U.S. retail takeaway, as measured by IRI for the thirteen week period ended February 23, 2019, continued to be strong and was up 22.1% versus the prior year. We continued to expand Adjusted EBITDA margin while also making investments in marketing and organizational capabilities that we believe will benefit the company in the near and long term.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended February 23, 2019 and the Thirteen Weeks Ended February 24, 2018

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	February 23, 2019	% of Sales	February 24, 2018	% of Sales
Net sales	$123,800	100.0%	$109,347	100.0%
Cost of goods sold	66,166	53.4%	59,090	54.0%
Gross profit	57,634	46.6%	50,257	46.0%

Operating expenses:
Distribution	5,797	4.7%	5,391	4.9%
Selling	2,533	2.0%	4,975	4.5%
Marketing	12,196	9.9%	10,056	9.2%
General and administrative	15,855	12.8%	12,711	11.6%
Depreciation and amortization	1,939	1.6%	1,948	1.8%
Business transaction costs	290	0.2%	1,877	1.7%
Gain in fair value change of contingent consideration - TRA liability	—	—%	(3,668)	(3.4)%
Other expense	22	—%	184	0.2%
Total operating expenses	38,632	31.2%	33,474	30.6%

Income from operations	19,002	15.3%	16,783	15.3%

Other income (expense):
Interest income	884	0.7%	—	—%
Interest expense	(3,344)	(2.7)%	(3,093)	(2.8)%
Gain on foreign currency transactions	130	0.1%	601	0.5%
Other income	77	0.1%	312	0.3%
Total other expense	(2,253)	(1.8)%	(2,180)	(2.0)%

Income before income taxes	16,749	13.5%	14,603	13.4%
Income tax expense (benefit)	4,027	3.3%	(26,791)	(24.5)%
Net income	$12,722	10.3%	$41,394	37.9%

Other financial data:
Adjusted EBITDA	$22,965	18.6%	$18,807	17.2%

Net sales. Net sales of $123.8 million represented an increase of $14.5 million, or 13.2%, for the thirteen weeks ended February 23, 2019 compared to the thirteen weeks ended February 24, 2018. The net sales increase of 13.2% was driven by volume growth, primarily due to strong U.S. retail takeaway, and favorable price related trade, partially offset by a shift in non-price related customer activity.

Cost of goods sold. Cost of goods sold increased $7.1 million, or 12.0%, for the thirteen weeks ended February 23, 2019 compared to the thirteen weeks ended February 24, 2018. The cost of goods sold increase is driven by sales volume growth.

Gross profit. Gross profit increased $7.4 million, or 14.7%, for the thirteen weeks ended February 23, 2019 compared to the thirteen weeks ended February 24, 2018. Gross profit of $57.6 million, or 46.6% of net sales, for the thirteen weeks ended February 23, 2019 increased 60 basis points from 46.0% of net sales for the thirteen weeks ended February 24, 2018. The increase in gross margin was primarily due to favorable trade spend, as in-store promotions were lower versus last year.

Operating expenses. Operating expenses increased $5.2 million, or 15.4%, for the thirteen weeks ended February 23, 2019 compared to the thirteen weeks ended February 24, 2018 due to the following:

•
Distribution. Distribution expenses increased $0.4 million, or 7.5%, for the thirteen weeks ended February 23, 2019 compared to the thirteen weeks ended February 24, 2018. The increase is primarily driven by sales volume growth and is partially offset by logistics efficiencies.

•
Selling. Selling expenses decreased $2.4 million, or 49.1%, for the thirteen weeks ended February 23, 2019 compared to the thirteen weeks ended February 24, 2018. The decrease is primarily due to a shift in non-price related customer activity.

•
Marketing. Marketing expenses increased $2.1 million, or 21.3%, for the thirteen weeks ended February 23, 2019 compared to the thirteen weeks ended February 24, 2018. The increase is primarily driven by an increase in television media and e-commerce investments.

•
General and administrative. General and administrative expenses increased $3.1 million, or 24.7%, for the thirteen weeks ended February 23, 2019 compared to the thirteen weeks ended February 24, 2018. The increase is due to higher incentive compensation of $2.4 million and investments to enhance organizational capabilities in key functions of $0.9 million.

•	Depreciation and amortization. Depreciation and amortization expenses for the thirteen weeks ended February 23, 2019 were flat compared to the thirteen weeks ended February 24, 2018.

•
Business transaction costs. Business transaction costs decreased $1.6 million, or 84.5%, for the thirteen weeks ended February 23, 2019 compared to the thirteen weeks ended February 24, 2018. The $1.9 million recorded in the prior year is primarily related to a secondary public offering of common shares by a former stockholder. The $0.3 million recorded in the thirteen weeks ended February 23, 2019 is comprised of expenses relating to business development activities.

•
Gain in fair value change of contingent consideration - TRA liability. The thirteen weeks ended February 24, 2018 included a gain in fair value change of contingent consideration of $3.7 million related to the prior year impact of the tax law change. The TRA liability was settled in the first quarter of fiscal 2019. For additional information on the settlement of the TRA, see Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest income. Interest income increased $0.9 million for the thirteen weeks ended February 23, 2019 compared to the thirteen weeks ended February 24, 2018, due to the Company's increased cash balance resulting from warrant exercises during the first quarter of fiscal 2019 and changes in market interest rates.

Interest expense. Interest expense increased $0.3 million for the thirteen weeks ended February 23, 2019 compared to the thirteen weeks ended February 24, 2018, due to changes in market interest rates.

Gain on foreign currency transactions. A gain of $0.1 million in foreign currency transactions was recorded for the thirteen weeks ended February 23, 2019 compared to a foreign currency gain of $0.6 million for the thirteen weeks ended February 24, 2018. The change relates to changes in foreign currency rates related to international operations.

Income tax expense (benefit). Income tax expense increased $30.8 million, for the thirteen weeks ended February 23, 2019 compared to the thirteen weeks ended February 24, 2018. The increase in our income tax expense is primarily attributed to the one-time gain of $29.0 million related to the tax law change and remeasurement of deferred tax liabilities recorded in the thirteen weeks ended February 24, 2018 compared to income tax expense recognized at an effective rate of 24.0% for the thirteen weeks ended February 23, 2019.

Adjusted EBITDA. Adjusted EBITDA increased $4.2 million, or 22.1%, for the thirteen weeks ended February 23, 2019 compared to the thirteen weeks ended February 24, 2018. The increase is primarily due to higher gross profit, partially offset by higher operating expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Comparison of Unaudited Results for the Twenty-Six Weeks Ended February 23, 2019 and the Twenty-Six Weeks Ended February 24, 2018

The following unaudited table presents, for the periods indicated, selected information from our condensed consolidated financial results, including information presented as a percentage of net sales:

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	February 23, 2019	% of Sales	February 24, 2018	% of Sales
Net sales	$244,731	100.0%	$215,934	100.0%
Cost of goods sold	127,986	52.3%	112,920	52.3%
Gross profit	116,745	47.7%	103,014	47.7%

Operating expenses:
Distribution	11,081	4.5%	10,208	4.7%
Selling	6,389	2.6%	8,878	4.1%
Marketing	23,659	9.7%	19,906	9.2%
General and administrative	29,724	12.1%	24,790	11.5%
Depreciation and amortization	3,825	1.6%	3,882	1.8%
Business transaction costs	1,329	0.5%	1,877	0.9%
Loss (gain) in fair value change of contingent consideration - TRA liability	533	0.2%	(3,026)	(1.4)%
Other expense	21	—%	430	0.2%
Total operating expenses	76,561	31.3%	66,945	31.0%

Income from operations	40,184	16.4%	36,069	16.7%

Other income (expense):
Interest income	1,665	0.7%	—	—%
Interest expense	(6,605)	(2.7)%	(6,112)	(2.8)%
Gain on settlement of TRA liability	1,534	0.6%	—	—%
(Loss) gain on foreign currency transactions	(268)	(0.1)%	956	0.4%
Other income	121	—%	398	0.2%
Total other expense	(3,553)	(1.5)%	(4,758)	(2.2)%

Income before income taxes	36,631	15.0%	31,311	14.5%
Income tax expense (benefit)	8,652	3.5%	(20,301)	(9.4)%
Net income	$27,979	11.4%	$51,612	23.9%

Other financial data:
Adjusted EBITDA	$49,663	20.3%	$42,517	19.7%

Net sales. Net sales of $244.7 million represented an increase of $28.8 million, or 13.3%, for the twenty-six weeks ended February 23, 2019 compared to the twenty-six weeks ended February 24, 2018. The net sales increase of 13.3% was driven by volume growth, primarily due to strong U.S. retail takeaway, and favorable price related trade, partially offset by a shift in non-price related customer activity.

Cost of goods sold. Cost of goods sold increased $15.1 million, or 13.3%, for the twenty-six weeks ended February 23, 2019 compared to the twenty-six weeks ended February 24, 2018. The cost of goods sold increase is driven by sales volume growth.

Gross profit. Gross profit increased $13.7 million, or 13.3%, for the twenty-six weeks ended February 23, 2019 compared to the twenty-six weeks ended February 24, 2018. Gross profit of $116.7 million, or 47.7% of net sales, for the twenty-six weeks ended February 23, 2019 was in-line with the twenty-six weeks ended February 24, 2018. Gross margin is impacted by non-price related customer activity that is a reclassification from selling expense, offset by favorable trade spend, as in-store promotions were lower versus last year.

Operating expenses. Operating expenses increased $9.6 million, or 14.4%, for the twenty-six weeks ended February 23, 2019 compared to the twenty-six weeks ended February 24, 2018 due to the following:

•
Distribution. Distribution expenses increased $0.9 million, or 8.6%, for the twenty-six weeks ended February 23, 2019 compared to the twenty-six weeks ended February 24, 2018. The increase is primarily driven by sales volume growth and is partially offset by logistics efficiencies.

•
Selling. Selling expenses decreased $2.5 million, or 28.0%, for the twenty-six weeks ended February 23, 2019 compared to the twenty-six weeks ended February 24, 2018. The decrease is primarily due to a shift in non-price related customer activity.

•
Marketing. Marketing expenses increased $3.8 million, or 18.9%, for the twenty-six weeks ended February 23, 2019 compared to the twenty-six weeks ended February 24, 2018. The increase is primarily driven by an increase in television media and e-commerce investments.

•
General and administrative. General and administrative expenses increased $4.9 million, or 19.9%, for the twenty-six weeks ended February 23, 2019 compared to the twenty-six weeks ended February 24, 2018. The increase is due to higher incentive compensation of $2.4 million, investments to enhance organizational capabilities in key functions of $2.1 million, and other expenses of $0.4 million.

•	Depreciation and amortization. Depreciation and amortization expenses for the twenty-six weeks ended February 23, 2019 were flat compared to the twenty-six weeks ended February 24, 2018.

•
Business transaction costs. Business transaction costs decreased $0.5 million, or 29.2%, for the twenty-six weeks ended February 23, 2019 compared to the twenty-six weeks ended February 24, 2018. The $1.9 million recorded in the prior year is primarily related to a secondary public offering of common shares by a former stockholder. The $1.3 million recorded in the twenty-six weeks ended February 23, 2019 is comprised of expenses relating to business development activities.

•
Loss (gain) in fair value change of contingent consideration - TRA liability. Loss in contingent consideration increased $3.6 million for the twenty-six weeks ended February 23, 2019 compared to the twenty-six weeks ended February 24, 2018. The increase is due to the timing of the settlement of the TRA liability during the twenty-six weeks ended February 23, 2019. The gain in the twenty-six weeks ended February 24, 2018 reflects the impact of the change in tax law in the prior year.

Interest income. Interest income increased $1.7 million for the twenty-six weeks ended February 23, 2019 compared to the twenty-six weeks ended February 24, 2018, due to the Company's increased cash balance resulting from warrant exercises during the twenty-six weeks ended February 23, 2019 and changes in market interest rates.

Interest expense. Interest expense increased $0.5 million for the twenty-six weeks ended February 23, 2019 compared to the twenty-six weeks ended February 24, 2018, due to changes in market interest rates.

Gain on settlement of TRA liability. The Company recorded a $1.5 million gain in connection with the settlement of the TRA liability in the twenty-six weeks ended February 23, 2019. The TRA settlement is discussed in Note 7 of the condensed consolidated financial statements included in this Report.

(Loss) gain on foreign currency transactions. A loss of $0.3 million in foreign currency transactions was recorded for the twenty-six weeks ended February 23, 2019 compared to a foreign currency gain of $1.0 million for the twenty-six weeks ended February 24, 2018. The change relates to changes in foreign currency rates related to international operations.

Income tax expense (benefit). Income tax expense increased $29.0 million, for the twenty-six weeks ended February 23, 2019 compared to the twenty-six weeks ended February 24, 2018. The increase in our income tax expense is primarily attributed to the one-time gain of $29.0 million related to the tax law change and remeasurement of deferred tax liabilities recorded in the twenty-six weeks ended February 24, 2018 compared to income tax expense recognized at an effective rate of 23.6% for the twenty-six weeks ended February 23, 2019.

Adjusted EBITDA. Adjusted EBITDA increased $7.1 million, or 16.8%, for the twenty-six weeks ended February 23, 2019 compared to the twenty-six weeks ended February 24, 2018. The increase is primarily due to higher gross profit, partially offset by higher operating expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Reconciliation of Adjusted EBITDA

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be considered in isolation or as an alternative to net income under GAAP. Simply Good Foods defines Adjusted EBITDA (earnings before interest, tax, depreciation and amortization) as net income before interest income, interest expense, income tax expense, depreciation and amortization with further adjustments to exclude the following items: stock-based compensation, restructuring costs, non-core legal costs, transactional exchange impact, change in fair value of contingent consideration - TRA liability, gain on settlement of TRA liability, business transaction costs and other non-core expenses. Adjusted EBITDA is used by management to monitor results of ongoing operations. The Company believes Adjusted EBITDA provides useful information to management and investors regarding certain financial and business trends relating to the financial condition and results of operations to date; and that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends in and in comparing financial measures with other similar companies, many of which present similar non-GAAP financial measures to investors. Adjusted EBITDA is subject to inherent limitations as it reflects the exercise of judgments by management about which expense and income are excluded or included in determining Adjusted EBITDA. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in calculation.

The following unaudited tables below provide a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen weeks and twenty-six weeks ended February 23, 2019 and February 24, 2018:

Adjusted EBITDA Reconciliation: (in thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Net income	$12,722	$41,394	$27,979	$51,612
Interest income	(884)	—	(1,665)	—
Interest expense	3,344	3,093	6,605	6,112
Income tax expense (benefit)	4,027	(26,791)	8,652	(20,301)
Depreciation and amortization	1,939	1,948	3,825	3,882
EBITDA	21,148	19,644	45,396	41,305
Business transaction costs	290	1,877	1,329	1,877
Share-based compensation expense	1,417	899	2,478	1,967
Restructuring	22	184	22	430
Non-core legal costs	208	403	1,150	779
Loss (gain) in fair value change of contingent consideration - TRA liability	—	(3,668)	533	(3,026)
Gain on settlement of TRA liability	—	—	(1,534)	—
Other (1)	(120)	(532)	289	(815)
Adjusted EBITDA	$22,965	$18,807	$49,663	$42,517
(1) Other items consist principally of exchange impact of foreign currency transactions, frozen licensing media and other expenses.

Liquidity and Capital Resources

Overview

We have historically funded our operations with cash flow from operations and, when needed, with borrowings under our credit facilities. Our principal uses for liquidity have been debt service and working capital.

We had $218.9 million in cash and cash equivalents as of February 23, 2019, which is sufficient to satisfy current liabilities, current maturities of long-term debt, and the interest payments associated with them. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur as a public company for at least the next twelve months.

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

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the Credit Agreement) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the Credit Agreement may result in an event of default. The Company was in compliance with all financial covenants under the Credit Agreement as of February 23, 2019 and August 25, 2018.

At February 23, 2019, the outstanding principal balance of the Term Loan was $197.5 million and there were no amounts drawn against the Revolving Credit Facility.

Equity Warrants

From August 26, 2018 through October 5, 2018, public warrants to purchase an aggregate of 9,866,451 shares of the Company's common stock were exercised for cash at an exercise price of $11.50 per share, resulting in aggregate gross proceeds to the Company of $113.5 million.

On October 4, 2018, the Company delivered a notice for the redemption (the "Redemption Notice") of all of its public warrants that remained unexercised immediately after November 5, 2018. Holders who exercised public warrants following the Redemption Notice were required to do so on a cashless basis. Accordingly, holders were no longer permitted to exercise public warrants in exchange for payment in cash of $11.50 per share. Instead, a holder exercising a public warrant was deemed to have paid the $11.50 per share exercise price by the surrender of 0.61885 of a share of common stock that the holder would have been entitled to receive upon a cash exercise of each public warrant. Exercising holders received 0.38115 of a share of the Company's common stock for each public warrant surrendered for exercise. Following the Redemption Notice, 3,499,639 public warrants were exercised on a cashless basis. An aggregate of 1,333,848 shares of the Company's common stock were issued in connection with these exercises of the public warrants. All remaining public warrants were redeemed as of November 5, 2018 for an immaterial amount.

The Company's private warrants to purchase 6,700,000 shares of the Company's common stock remain outstanding.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Twenty-Six Weeks Ended
	February 23, 2019	February 24, 2018
Net cash provided by operating activities	$21,831	$25,351
Net cash used in investing activities	$(887)	$(2,643)
Net cash provided by (used in) financing activities	$86,225	$(269)

Operating activities. Our net cash provided by operating activities was $21.8 million for the period ended February 23, 2019, a decrease of $3.5 million, compared to net cash provided by operating activities of $25.4 million for the period ended February 24, 2018. The decrease was primarily driven by changes in working capital.

Investing activities. Our net cash used in investing activities was $0.9 million for the period ended February 23, 2019, which was a decrease of $1.8 million compared to the investing activities for the period ended February 24, 2018. The decrease is due to acquisition related costs of $1.8 million in the period ended February 24, 2018.

Financing activities. Our net cash provided by financing activities was $86.2 million for the period ended February 23, 2019, compared to net cash used in financing activities of $0.3 million for the period ended February 24, 2018. Net cash provided by financing activities for the period ended February 23, 2019 includes $113.5 million of cash received from warrant exercises, and is partially offset by the payment of the TRA liability of $26.5 million and debt principal payments of $1.0 million.

Contractual Obligations

Contractual obligations relating to our indebtedness, lease obligations and interest are reported Part II, Item 7 of our Annual Report. There were no material changes to our contractual obligations since August 25, 2018.

Off-Balance Sheet Arrangements

As of February 23, 2019, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subject to certain conditions set forth in the JOBS Act, Simply Good Foods is not required to, among other things, (1) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (3) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until Simply Good Foods no longer meets the requirements of being an emerging growth company. Simply Good Foods will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of Conyers Park’s initial public offering, which was July 20, 2016, (ii) in which Simply Good Foods has total annual gross revenue of at least $1.0 billion or (iii) in which Simply Good Foods is deemed to be a large accelerated filer, which means the market value of its common stock that is held by non-affiliates exceeds $700 million as of the last business day of its prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior 3-year period. We expect to cease being an emerging growth company as of the end of our fiscal year ending August 31, 2019.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk exposure during the thirteen week period ended February 23, 2019.  For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 23, 2019, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 23, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
November 25, 2018 - December 29, 2018	—	—	—	$50,000,000
December 30, 3018 - January 26, 2019	—	—	—	$50,000,000
January 27, 2019 - February 23, 2019	6,729	$18.92	6,729	$49,872,687
Total	6,729	$18.92	6,729	$49,872,687

(1)
On November 13, 2018, the Company announced that its Board of Directors had approved and authorized a $50.0 million stock repurchase program. As of February 23, 2019, approximately $49.9 million remained available for repurchase under the stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The stock repurchase program may be suspended or discontinued at any time by the Company, and does not have an expiration date.

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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	April 4, 2019	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)