Form 10-Q
period 2019-05-25
Simply Good Foods Co
filed 2019-07-02
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 25, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
(303) 633-2840
(Registrant’s telephone number, including area code)
___________________________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SMPL	Nasdaq Capital Market

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

As of June 21, 2019, there were 81,830,306 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MAY 25, 2019

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share data)

	May 25, 2019	August 25, 2018
Assets
Current assets:
Cash and cash equivalents	$247,618	$111,971
Accounts receivable, net	42,809	36,622
Inventories	41,574	30,001
Prepaid expenses	3,318	2,069
Other current assets	3,870	5,077
Total current assets	339,189	185,740

Long-term assets:
Property and equipment, net	2,460	2,565
Intangible assets, net	307,765	312,643
Goodwill	471,427	471,427
Other long-term assets	3,768	2,230
Total assets	$1,124,609	$974,605

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,326	$11,158
Accrued interest	1,478	582
Accrued expenses and other current liabilities	19,841	15,875
Current portion of TRA liability	—	2,320
Current maturities of long-term debt	655	648
Total current liabilities	39,300	30,583

Long-term liabilities:
Long-term debt, less current maturities	190,429	190,935
Long-term portion of TRA liability	—	25,148
Deferred income taxes	64,301	54,475
Other long-term liabilities	593	863
Total liabilities	294,623	302,004
See commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 81,928,540 and 70,605,675 issued at May 25, 2019 and August 25, 2018, respectively	819	706
Treasury stock, 75,989 and 0 shares at cost at May 25, 2019 and August 25, 2018, respectively	(1,664)	—
Additional paid-in-capital	732,181	614,399
Retained earnings	99,739	58,294
Accumulated other comprehensive loss	(1,089)	(798)
Total stockholders’ equity	829,986	672,601
Total liabilities and stockholders’ equity	$1,124,609	$974,605
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 25, 2019	May 26, 2018	May 25, 2019	May 26, 2018
Net sales	$139,468	$107,233	$384,199	$323,167
Cost of goods sold	74,204	55,949	202,190	168,869
Gross profit	65,264	51,284	182,009	154,298

Operating expenses:
Distribution	6,246	4,656	17,327	14,864
Selling	2,802	4,972	9,191	13,850
Marketing	14,748	10,999	38,407	30,905
General and administrative	18,271	14,158	47,994	38,948
Depreciation and amortization	1,929	1,911	5,754	5,793
Business transaction costs	758	35	2,087	1,912
Loss (gain) in fair value change of contingent consideration - TRA liability	—	614	533	(2,412)
Other expense	—	137	22	567
Total operating expenses	44,754	37,482	121,315	104,427

Income from operations	20,510	13,802	60,694	49,871

Other income (expense):
Interest income	1,066	—	2,731	—
Interest expense	(3,428)	(3,057)	(10,033)	(9,169)
Gain on settlement of TRA liability	—	—	1,534	—
(Loss) gain on foreign currency transactions	(153)	(837)	(421)	119
Other income	55	77	176	475
Total other expense	(2,460)	(3,817)	(6,013)	(8,575)

Income before income taxes	18,050	9,985	54,681	41,296
Income tax expense (benefit)	4,584	2,848	13,236	(17,453)
Net income	$13,466	$7,137	$41,445	$58,749

Other comprehensive income:
Foreign currency translation adjustments	(254)	299	(291)	(501)
Comprehensive income	$13,212	$7,436	$41,154	$58,248

Earnings per share from net income:
Basic	$0.16	$0.10	$0.52	$0.83
Diluted	$0.16	$0.10	$0.49	$0.81
Weighted average shares outstanding:
Basic	81,898,276	70,582,573	80,362,978	70,578,687
Diluted	85,962,151	73,466,285	84,695,703	72,907,141
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirty-Nine Weeks Ended
	May 25, 2019	May 26, 2018
Operating activities
Net income	$41,445	$58,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,754	5,793
Amortization of deferred financing costs and debt discount	1,001	977
Stock compensation expense	3,922	2,981
Loss (gain) on fair value change of contingent consideration - TRA liability	533	(2,412)
Gain on settlement of TRA liability	(1,534)	—
Unrealized loss (gain) on foreign currency transactions	421	119
Deferred income taxes	9,841	(20,876)
Loss on disposal of property and equipment	6	77
Changes in operating assets and liabilities:
Accounts receivable, net	(6,388)	(4,812)
Inventories	(11,700)	4,003
Prepaid expenses	(1,258)	(1,296)
Other current assets	(253)	(2,334)
Accounts payable	6,284	(4,676)
Accrued interest	896	(34)
Accrued expenses and other current liabilities	3,698	203
Other	(39)	(239)
Net cash provided by operating activities	52,629	36,223

Investing activities
Purchases of property and equipment	(777)	(1,347)
Acquisition of business, net of cash acquired	—	(1,757)
Net cash used in investing activities	(777)	(3,104)

Financing activities
Proceeds from option exercises	518	—
Tax payments related to issuance of restricted stock units	(9)	—
Cash received from warrant exercises	113,464	231
Repurchase of common stock	(1,664)	—
Settlement of TRA liability	(26,468)	—
Deferred financing costs	—	(319)
Principal payments of long-term debt	(1,500)	(1,000)
Net cash provided by (used in) financing activities	84,341	(1,088)

Cash and cash equivalents
Net increase in cash	136,193	32,031
Effect of exchange rate on cash	(546)	(171)
Cash at beginning of period	111,971	56,501
Cash and cash equivalents at end of period	$247,618	$88,361

Supplemental disclosures of cash flow information
Cash paid for interest	$8,136	$8,226
Cash paid for taxes	$3,759	$2,098
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 25, 2018	70,605,675	$706	—	$—	$614,399	$58,294	$(798)	$672,601
Net income	—	—	—	—	—	15,257	—	15,257
Stock-based compensation	—	—	—	—	1,061	—	—	1,061
Foreign currency translation adjustments	—	—	—	—	—	—	142	142
Shares issued upon vesting of Restricted Stock Units	67,500	1	—	—	(1)	—	—	—
Exercise of options to purchase common stock	4,444	—	—	—	53	—	—	53
Warrant conversion	11,200,299	112	—	—	113,352	—	—	113,464
Balance at November 24, 2018	81,877,918	$819	—	$—	$728,864	$73,551	$(656)	$802,578
Net income	—	—	—	—	—	12,722	—	12,722
Stock-based compensation	—	—	—	—	1,417	—	—	1,417
Repurchase of common stock	—	—	6,729	(127)	—	—	—	(127)
Foreign currency translation adjustments	—	—	—	—	—	—	(179)	(179)
Shares issued upon vesting of Restricted Stock Units	505	—	—	—	(5)	—	—	(5)
Exercise of options to purchase common stock	36,790	—	—	—	308	—	—	308
Balance at February 23, 2019	81,915,213	$819	6,729	$(127)	$730,584	$86,273	$(835)	$816,714
Net income	—	—	—	—	—	13,466	—	13,466
Stock-based compensation	—	—	—	—	1,444	—	—	1,444
Repurchase of common stock	—	—	69,260	(1,537)	—	—	—	(1,537)
Foreign currency translation adjustments	—	—	—	—	—	—	(254)	(254)
Shares issued upon vesting of Restricted Stock Units	210	—	—	—	(4)	—	—	(4)
Exercise of options to purchase common stock	13,117	—	—	—	157	—		157
Balance at May 25, 2019	81,928,540	$819	75,989	$(1,664)	$732,181	$99,739	$(1,089)	$829,986

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at August 26, 2017	70,562,477	$706	—	$—	$610,138	$(12,161)	$19	$598,702
Net Income	—	—	—	—	—	10,218	—	10,218
Stock compensation	—	—	—	—	1,068	—	—	1,068
Foreign currency translation adjustments	—	—	—	—	—	—	(699)	(699)
Warrant Conversion	20,096	—	—	—	231	—	—	231
Balance at November 25, 2017	70,582,573	$706	—	$—	$611,437	$(1,943)	$(680)	$609,520
Net Income	—	—	—	—	—	41,394	—	41,394
Stock compensation	—	—	—	—	899	—	—	899
Foreign currency translation adjustments	—	—	—	—	—	—	(101)	(101)
Balance at February 24, 2018	70,582,573	$706	—	$—	$612,336	$39,451	$(781)	$651,712
Net Income	—	—	—	—	—	7,137	—	7,137
Stock compensation	—	—	—	—	1,014	—	—	1,014
Foreign currency translation adjustments	—	—	—	—	—	—	299	299
Balance at May 26, 2018	70,582,573	$706	—	$—	$613,350	$46,588	$(482)	$660,162
See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited, dollars in thousands, except for share and per share data)

1. Nature of Operations and Principles of Consolidation

Conyers Park Acquisition Corp. (“Conyers Park”) was formed on April 20, 2016, as a special purpose acquisition company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

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

The consolidated financial statements include the accounts of Simply Good Foods and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to Simply Good Foods and its subsidiaries.

The Company maintains its accounting records on a 52/53-week fiscal year.

Description of Business

Simply Good Foods operates in the healthy snacking category. The Atkins® brand focuses on an approach to eating that advocates reduced levels of refined carbohydrates and refined sugars, and encourages the consumption of lean protein, fiber, fruits, vegetables, and good fats. The Company sells a variety of nutrition bars, Ready to Drink (“RTD”) shakes, snacks and confectionery products designed around the nutrition principles of the Atkins eating approach. In addition to snacking products, the Company has granted a license for frozen meals sold in the United States.

Seasonality

The Company has experienced in the past, and expects to continue to experience, seasonal fluctuations in sales as a result of consumer spending patterns. Historically, sales have been greatest in the second fiscal quarter as the Company sells product to retail locations, which sell to consumers in the post-holiday resolution season. The Company has also historically experienced some seasonality in the summer and back-to-school shopping seasons each year. The period of the lowest sales has historically been in the fourth fiscal quarter. The Company believes these consumer spending patterns are driven primarily by the predisposition of consumers to adjust their approach to nutrition at certain times of the year as well as the timing of the Company’s advertising linked with key customer promotion windows.

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements and related notes of the Company and its subsidiaries are unaudited. The condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim condensed consolidated financial statements reflect all adjustments and disclosures which are, in our opinion, necessary for a fair presentation of the results of operations, financial position and cash flows for the indicated periods. All such adjustments were of a normal and recurring nature. The results reported in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire year and should be read in conjunction with our consolidated financial statements for the fiscal year ended August 25, 2018, included in our Annual Report on Form 10-K (“Annual Report”), filed with the SEC on October 24, 2018. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted.

2. Summary of Significant Accounting Policies

Refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report for a description of significant accounting policies.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606). The objective of ASU No. 2014-09 is to outline a new, single comprehensive model to use in accounting for revenue arising from contracts with customers. The new revenue recognition model provides a five-step analysis for determining when and how revenue is recognized, depicting the transfer of promised goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company adopted the requirements of ASC Topic 606 and all related requirements using the modified retrospective method in the first quarter of fiscal 2019. Upon completing our assessment of ASC Topic 606, we concluded that no adjustments were required to the opening balance of retained earnings at the date of adoption and the comparative information has not been restated. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements. Disclosures required by ASC Topic 606 are presented within Note 3, Revenue Recognition.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10). This new standard enhances the reporting model for financial instruments regarding certain aspects of recognition, measurement, presentation, and disclosure. This ASU is to be applied using a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted this ASU in the first quarter of fiscal 2019. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. The amendments provide the option for the ASU to be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The new guidance is effective for the Company beginning in fiscal 2020. The Company is currently evaluating the effects adoption of this guidance will have on its consolidated financial statements, however, a material increase in lease-related assets and liabilities is expected.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to eliminate diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance requires application using a retrospective transition method. The Company adopted this ASU in the first quarter of fiscal 2019. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The provisions of this ASU provide a more robust framework to use in determining when a set of assets and activities is a business by clarifying the requirements related to inputs, processes, and outputs. The Company adopted this ASU in the first quarter of fiscal 2019. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amended standard specifies the modification accounting applicable to any entity which changes the terms or conditions of a stock-based payment award. The Company adopted this ASU in the first quarter of fiscal 2019. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilled product orders, including estimates of variable consideration. The most common forms of variable consideration include trade programs, consumer incentives, coupon redemptions, allowances for unsaleable products, and any additional amounts where a distinct good or service cannot be identified or the value cannot be reasonably estimated. Estimates of variable consideration are made using various information including historical data on performance of similar trade promotional activities, as well as the Company’s best estimate of current activity. We review these estimates regularly and make revisions as necessary. Revisions can include changes for consideration paid to customers that lack sufficient evidence to support a distinct good or service assertion, or for which a reasonably estimable fair value cannot be determined, primarily related to our assessments of cooperative advertising programs. Uncertainties related to the estimate of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. Adjustments to variable consideration are recognized in the period the adjustments are identified and have historically been insignificant. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

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

We recognize a minor amount of royalty income for the license of Atkins’ frozen meals. Royalty income represents less than 1% of the Company’s net sales. Royalty revenue is recognized over time as sales of licensed products occur.

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

•	Costs of obtaining a contract—We have elected to expense costs of obtaining a contract because the amortization period would be less than one year.

Revenues from transactions with external customers for each of Atkins’ products would be impracticable to disclose and management does not view its business by product line. The following table presents our revenue disaggregated by geographic area.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 25, 2019	May 26, 2018	May 25, 2019	May 26, 2018
Net sales
North America	$133,873	$101,294	$366,425	$303,437
International	5,595	5,939	17,774	19,730
Total	$139,468	$107,233	$384,199	$323,167

4. Goodwill and Intangibles

There were no changes to goodwill during the thirty-nine weeks ended May 25, 2019.

Intangible assets, net in our Condensed Consolidated Balance Sheets consist of the following:

		May 25, 2019
(In thousands)	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	7,398	51,602
Proprietary recipes and formulas	7 years	7,000	1,881	5,119
Licensing agreements	14 years	22,000	2,956	19,044
		$320,000	$12,235	$307,765

		August 25, 2018
(In thousands)	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	4,448	54,552
Proprietary recipes and formulas	7 years	7,000	1,131	5,869
Licensing agreements	14 years	22,000	1,778	20,222
		$320,000	$7,357	$312,643

Intangible assets, net changed due to amortization expense. Amortization expense related to intangible assets during the thirteen weeks ended May 25, 2019 and May 26, 2018 were $1.6 million and $1.6 million, respectively. Amortization expense related to intangible assets during the thirty-nine weeks ended May 25, 2019 and May 26, 2018 were $4.9 million and $4.9 million, respectively.

Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands by fiscal year)
Remainder of 2019	$1,627
2020	6,505
2021	6,505
2022	6,505
2023	6,505
2024 and thereafter	48,118
Total	$75,765

5. Long-Term Debt and Line of Credit

On July 7, 2017, the Company entered into a credit agreement with Barclays Bank PLC and other parties (the “Credit Agreement”). The Credit Agreement provides for (i) a term facility of $200.0 million (“Term Facility”) with a seven year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five year maturity. Substantially concurrent with the consummation of the Business Combination, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for the Term Loan subject to a floor of 1.00% or (y) 3.00% margin for the Revolving Credit Facility. As security for the payment or performance of its debt, the Company has pledged certain equity interests in its subsidiaries.

On March 16, 2018 (the “Amendment Date”), the Company entered into an amendment (the “Repricing Amendment”) to the Credit Agreement. As a result of the Repricing Amendment, the interest rate on the Term Loan was reduced and, as of the Amendment Date, such loans bear interest at a rate equal to, at the Company’s option, either LIBOR plus an applicable margin of 3.50% or a base rate plus an applicable margin of 2.50%. The Repricing Amendment did not change the interest rate on the Revolving Credit Facility. The Revolving Credit Facility continues to bear interest based upon the Company's consolidated net leverage ratio as of the last financial statements delivered to the administrative agent. No additional debt was incurred, or any proceeds received, by the Company in connection with the Repricing Amendment. The incremental fees paid to the administrative agent are reflected as additional debt discount and are amortized over the terms of the long-term financing agreements using the effective-interest method.

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the Credit Agreement) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the Credit Agreement may result in an event of default. The Company was in compliance with all financial covenants under the Credit Agreement as of May 25, 2019 and August 25, 2018.

At May 25, 2019 and August 25, 2018, there were no amounts drawn against the Revolving Credit Facility. Long-term debt consists of the following:

(In thousands)	May 25, 2019	August 25, 2018
Term Loan	$197,000	$198,500
Less: Deferred financing fees	5,916	6,917
Total debt	191,084	191,583
Less: Current maturities, net of deferred financing fees of $1.3 million at May 25, 2019 and $1.4 million at August 25, 2018, respectively	655	648
Long-term debt, net of deferred financing fees	$190,429	$190,935

The Company will be required to make principal payments of $2.0 million over the next twelve months.

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of May 25, 2019 and August 25, 2018, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

A loss of $0.6 million was charged to the Loss (gain) in fair value change of contingent consideration - TRA liability for the thirteen weeks ended May 26, 2018. A loss of $0.5 million and a gain of $2.4 million were charged to the Loss (gain) in fair value change of contingent consideration - TRA liability for the thirty-nine weeks ended May 25, 2019 and May 26, 2018, respectively. The gain recorded in the thirty-nine weeks ended May 26, 2018 is primarily due to the impacts of the change in tax law. The Company settled the Income Tax Receivable Agreement (the “TRA”) during the thirty-nine weeks ended May 25, 2019, which resulted in a $1.5 million gain. Following the settlement of the TRA liability, the Company did not have any Level 3 financial assets or liabilities. The settlement of the TRA liability is discussed in Note 7.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of May 25, 2019 and August 25, 2018 due to the relatively short maturity of these instruments.

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

Deemed Repatriation Transition Tax: The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes. We recorded provisional amounts in the fourth quarter of fiscal 2018 for our one-time transition tax liability of our foreign subsidiaries, resulting in an immaterial increase in income tax expense. On the basis of revised E&P and cash balance computations that were completed during the reporting period we adjusted our Transition Tax estimate and recorded an immaterial increase in income tax expense in the second quarter.

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

Effective Tax Rate

The following table shows the tax expense and the effective tax rate for the thirty-nine weeks ended May 25, 2019 and May 26, 2018 resulting from operations:

	Thirty-Nine Weeks Ended
(In thousands)	May 25, 2019	May 26, 2018
Income before income taxes	$54,681	$41,296
Provision (benefit) for income taxes	$13,236	$(17,453)
Effective tax rate	24.2%	(42.3)%

The effective tax rate for the thirty-nine week period ended May 25, 2019 is higher than the effective tax rate for the thirty-nine week period ended May 26, 2018 by 66.5%, which is primarily driven by the change in the tax law due to the Tax Act, and also by the one-time impact of the settlement of the TRA in the first quarter of fiscal 2019.

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

During the thirteen weeks ended November 24, 2018, the Company entered into a termination agreement (the “Termination Agreement”) with Atkins Holdings, LLC and Roark Capital Acquisition, LLC. Pursuant to the Termination Agreement, the Company paid $26.5 million to settle the TRA in full. Under the Termination Agreement, each of the parties thereto agreed to terminate the TRA and to release any and all obligations and liabilities of the other parties thereunder effective as of the receipt of the termination payment. The Company recorded a $0.5 million loss on the fair value change in the TRA liability through the settlement on November 14, 2018 and recognized a gain of $1.5 million in connection with the execution of the Termination Agreement and final cash payment.

8. Commitments and Contingencies

Leases

The Company has non-cancellable operating leases for six buildings. For the thirteen weeks ended May 25, 2019 and May 26, 2018, rent expenses were $0.5 million and $0.6 million, respectively. For the thirty-nine weeks ended May 25, 2019 and May 26, 2018, rent expenses were $1.6 million and $1.8 million, respectively. Rent expenses are included in General and administrative in the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

Other

The Company has entered into endorsement contracts with certain celebrity figures to promote and endorse the Atkins brand and line of products. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of May 25, 2019, the Company will be required to make payments of $0.5 million over the next year.

9. Stockholders’ Equity

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

From August 26, 2018 through October 5, 2018, public warrants to purchase an aggregate of 9,866,451 shares of the Company’s common stock were exercised for cash at an exercise price of $11.50 per share, resulting in aggregate gross proceeds to the Company of $113.5 million.

On October 4, 2018, the Company delivered a notice for the redemption (the “Redemption Notice”) of all of its public warrants that remained unexercised immediately after November 5, 2018. Holders who exercised public warrants following the Redemption Notice were required to do so on a cashless basis. Accordingly, holders were no longer permitted to exercise public warrants in exchange for payment in cash of $11.50 per share. Instead, a holder exercising a public warrant was deemed to have paid the $11.50 per share exercise price by the surrender of 0.61885 of a share of common stock that the holder would have been entitled to receive upon a cash exercise of each public warrant. Exercising holders received 0.38115 of a share of the Company’s common stock for each public warrant surrendered for exercise. Following the Redemption Notice, 3,499,639 public warrants were exercised on a cashless basis. An aggregate of 1,333,848 shares of the Company’s common stock were issued in connection with these exercises of the public warrants. All remaining public warrants were redeemed as of November 5, 2018 for an immaterial amount.

The Company’s private warrants to purchase 6,700,000 shares of the Company’s common stock remain outstanding.

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

During the thirteen weeks ended May 25, 2019, the Company repurchased 69,260 shares of common stock at an average share price of $22.19 per share. During the thirty-nine weeks ended May 25, 2019, the Company repurchased 75,989 shares of common stock at an average share price of $21.90 per share.

10. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares issued and outstanding. Diluted earnings per share is based on the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share data)	May 25, 2019	May 26, 2018	May 25, 2019	May 26, 2018
Basic earnings per share computation:
Numerator:
Net income	$13,466	$7,137	$41,445	$58,749
Denominator:
Weighted average common shares - basic	81,898,276	70,582,573	80,362,978	70,578,687
Basic earnings per share from net income	$0.16	$0.10	$0.52	$0.83
Diluted earnings per share computation:
Numerator:
Net income	$13,466	$7,137	$41,445	$58,749
Denominator:
Weighted average common shares outstanding - basic	81,898,276	70,582,573	80,362,978	70,578,687
Public and Private Warrants	3,110,645	2,823,128	3,582,795	2,288,966
Employee stock options	844,937	—	689,849	—
Non-vested shares	108,293	60,584	60,081	39,488
Weighted average common shares - diluted	85,962,151	73,466,285	84,695,703	72,907,141
Diluted earnings per share from net income	$0.16	$0.10	$0.49	$0.81

Earnings per share calculations for the thirteen weeks ended May 25, 2019 and May 26, 2018 excluded 0.3 million and 2.4 million shares of stock options, respectively, that would have been anti-dilutive.

Earnings per share calculations for the thirty-nine weeks ended May 25, 2019 and May 26, 2018 excluded 0.3 million and 2.5 million shares of stock options, respectively, that would have been anti-dilutive.

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

The Company recorded $1.4 million and $1.0 million of stock-based compensation expense in the thirteen weeks ended May 25, 2019 and May 26, 2018, respectively. The Company recorded $3.9 million and $3.0 million of stock-based compensation expense in the thirty-nine weeks ended May 25, 2019 and May 26, 2018, respectively.

Stock Options

The following table summarizes stock option activity for the thirty-nine weeks ended May 25, 2019:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of August 25, 2018	2,506,083	$12.28
Granted	315,331	19.89
Exercised	(73,630)	12.00
Forfeited	—	—
Outstanding as of May 25, 2019	2,747,784	$13.16	8.36

Vested and expected to vest as of May 25, 2019	2,747,784	$13.16	8.36

Exercisable as of May 25, 2019	745,502	$12.05	8.17

As of May 25, 2019, the Company had $5.7 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.43 years. During the thirty-nine week period ended May 25, 2019, the Company received $0.5 million in cash from stock option exercises.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the thirty-nine weeks ended May 25, 2019:

	Units	Weighted average grant-date fair value
Non-vested as of August 25, 2018	111,085	$12.06
Granted	76,204	18.69
Vested	(68,688)	11.94
Forfeited	(7,573)	15.91
Non-vested as of May 25, 2019	111,028	$16.43

As of May 25, 2019, the Company had $1.0 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.23 years.

Performance Stock Units

During the thirty-nine weeks ended May 25, 2019, the board of directors granted performance stock units under the Company’s equity compensation plan. Performance stock units vest in a range between 0% and 100% based upon the price of the Company’s common stock at the end of a three-year period. Performance stock units were valued using a Monte-Carlo simulation.

The following table summarizes performance stock unit activity for the thirty-nine weeks ended May 25, 2019:

	Units	Weighted average grant-date fair value
Non-vested as of August 25, 2018	—	$—
Granted	193,512	11.93
Vested	—	—
Forfeited	—	—
Non-vested as of May 25, 2019	193,512	$11.93

As of May 25, 2019, the Company had $1.9 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 2.46 years.

12. Related Party Transactions

Tax Receivable Agreement

During the thirty-nine weeks ended May 25, 2019, the Company entered into the Termination Agreement, pursuant to which, the Company paid $26.5 million to settle the TRA (the “Termination Payment”), which provided former stockholders of Atkins with payments for federal, state, local and non-U.S. tax benefits deemed realized by the Company.

Under the Termination Agreement, each of the parties thereto agreed to terminate the TRA and to release and discharge any and all obligations and liabilities of the other parties thereunder effective as of the exchange agent’s receipt of the Termination Payment. Richard Laube, a former director of the Company, Joseph Scalzo, our president and Chief Executive Officer and a director of the Company, and Scott Parker, our Chief Marketing Officer, were each former stockholders of Atkins and received their respective pro rata share of the Termination Payment as additional consideration for their former stock ownership in accordance with the terms of the Merger Agreement. The TRA liability and subsequent settlement are discussed in Note 7.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2018 (“Annual Report”) and our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company’s expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and in Item 1A. “Risk Factors” of our Annual Report. The Company assumes no obligation to update any of these forward-looking statements.

Unless the context requires otherwise in this Report, the terms “we,” “us,” “our,” the “Company” and “Simply Good Foods” refer to The Simply Good Foods Company and its subsidiaries.

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

Seasonality

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in sales as a result of consumer spending patterns. Historically, sales have been greatest in the second fiscal quarter as we sell product to retail locations, which sell to consumers in the post-holiday resolution season. We have also historically experienced some seasonality in the summer and back-to-school shopping seasons each year. The period of the lowest sales has historically been in the fourth fiscal quarter. We believe these consumer spending patterns are driven primarily by the predisposition of consumers to adjust their approach to nutrition at certain times of the year as well as the timing of our advertising linked with key customer promotion windows.

Our Reportable Segment

Our business is organized around one reportable segment based on our go-to-market strategies, the objectives of the business and how our chief decision maker, our Chief Executive Officer, monitors operating performance and allocates resources.

Key Financial Definitions

Net sales. Net sales consists primarily of product sales less the cost of promotional activities, slotting fees and other sales credits and adjustments, including product returns. We also include licensing revenue from the frozen meals business in net sales.

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

Operating expenses. Operating expenses consist primarily of distribution, selling, marketing, general and administrative, depreciation and amortization, and other expenses. The following is a brief description of the components of operating expenses:

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

Results of Operations

We delivered double-digit sales growth in both the third quarter and year-to-date periods driven by our successful marketing strategy that positions Atkins as the brand of choice for consumers seeking nutritious and delicious snacking and meal replacement products for low carb lifestyles. Net sales growth outpaced retail takeaway driven by the timing of inventory changes compared to the prior year at key retailers. Specifically, U.S. retail takeaway, as measured by IRI for the thirteen week period ended May 25, 2019, was up 19.5% versus the prior year. Gross profit and Adjusted EBITDA growth also increased double-digits in both the third quarter and year-to-date periods reflecting the strong sales growth as well as investments in marketing and capabilities that we believe will benefit the Company in the near and long term. Our supply situation has improved and we believe we are well positioned to meet consumer demand.

In assessing the performance of our business, we consider a number of key performance indicators used by management and typically used by our competitors, including the non-GAAP measures of Adjusted EBITDA. Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. See “Reconciliation of Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net income for each applicable period.

Comparison of Unaudited Results for the Thirteen Weeks Ended May 25, 2019 and the Thirteen Weeks Ended May 26, 2018

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	May 25, 2019	% of Sales	May 26, 2018	% of Sales
Net sales	$139,468	100.0%	$107,233	100.0%
Cost of goods sold	74,204	53.2%	55,949	52.2%
Gross profit	65,264	46.8%	51,284	47.8%

Operating expenses:
Distribution	6,246	4.5%	4,656	4.3%
Selling	2,802	2.0%	4,972	4.6%
Marketing	14,748	10.6%	10,999	10.3%
General and administrative	18,271	13.1%	14,158	13.2%
Depreciation and amortization	1,929	1.4%	1,911	1.8%
Business transaction costs	758	0.5%	35	—%
Loss in fair value change of contingent consideration - TRA liability	—	—%	614	0.6%
Other expense	—	—%	137	0.1%
Total operating expenses	44,754	32.1%	37,482	35.0%

Income from operations	20,510	14.7%	13,802	12.9%

Other income (expense):
Interest income	1,066	0.8%	—	—%
Interest expense	(3,428)	(2.5)%	(3,057)	(2.9)%
Loss on foreign currency transactions	(153)	(0.1)%	(837)	(0.8)%
Other income	55	—%	77	0.1%
Total other expense	(2,460)	(1.8)%	(3,817)	(3.6)%

Income before income taxes	18,050	12.9%	9,985	9.3%
Income tax expense (benefit)	4,584	3.3%	2,848	2.7%
Net income	$13,466	9.7%	$7,137	6.7%

Other financial data:
Adjusted EBITDA	$24,893	17.8%	$17,940	16.7%

Net sales. Net sales of $139.5 million represented an increase of $32.2 million, or 30.1%, for the thirteen weeks ended May 25, 2019 compared to the thirteen weeks ended May 26, 2018. The net sales increase of 30.1% was driven by volume growth. Net price realization was a slight benefit to the third quarter, offset by a shift in non-price related customer activity.

Cost of goods sold. Cost of goods sold increased $18.3 million, or 32.6%, for the thirteen weeks ended May 25, 2019 compared to the thirteen weeks ended May 26, 2018. The cost of goods sold increase is driven by sales volume growth.

Gross profit. Gross profit increased $14.0 million, or 27.3%, for the thirteen weeks ended May 25, 2019 compared to the thirteen weeks ended May 26, 2018. Gross profit of $65.3 million, or 46.8% of net sales, for the thirteen weeks ended May 25, 2019 decreased 100 basis points from 47.8% of net sales for the thirteen weeks ended May 26, 2018. Gross margin is impacted by non-price related customer activity that is a shift from selling expense.

Operating expenses. Operating expenses increased $7.3 million, or 19.4%, for the thirteen weeks ended May 25, 2019 compared to the thirteen weeks ended May 26, 2018 due to the following:

•
Distribution. Distribution expenses increased $1.6 million, or 34.1%, for the thirteen weeks ended May 25, 2019 compared to the thirteen weeks ended May 26, 2018. The increase is primarily driven by sales volume growth.

•
Selling. Selling expenses decreased $2.2 million, or 43.6%, for the thirteen weeks ended May 25, 2019 compared to the thirteen weeks ended May 26, 2018. The decrease is primarily due to a shift in non-price related customer activity.

•
Marketing. Marketing expenses increased $3.7 million, or 34.1%, for the thirteen weeks ended May 25, 2019 compared to the thirteen weeks ended May 26, 2018. The increase is primarily driven by an increase in television media and e-commerce investments.

•
General and administrative. General and administrative expenses increased $4.1 million, or 29.1%, for the thirteen weeks ended May 25, 2019 compared to the thirteen weeks ended May 26, 2018. The increase is due to higher incentive compensation of $3.0 million, increased distribution center costs of $0.4 million and other expenses of $0.7 million.

•	Depreciation and amortization. Depreciation and amortization expenses for the thirteen weeks ended May 25, 2019 were flat compared to the thirteen weeks ended May 26, 2018.

•
Business transaction costs. Business transaction costs increased $0.7 million for the thirteen weeks ended May 25, 2019 compared to the thirteen weeks ended May 26, 2018. The $0.8 million recorded in the thirteen weeks ended May 25, 2019 is comprised of expenses relating to business development activities.

•
Loss in fair value change of contingent consideration - TRA liability. The thirteen weeks ended May 26, 2018 included a loss in fair value change of contingent consideration of $0.6 million. The TRA liability was settled in the first quarter of fiscal 2019. For additional information on the settlement of the TRA, see Note 7 in the Notes to Unaudited Condensed Consolidated Financial Statements.

Interest income. Interest income increased $1.1 million for the thirteen weeks ended May 25, 2019 compared to the thirteen weeks ended May 26, 2018, due to the Company’s increased cash balance resulting from warrant exercises during the first quarter of fiscal 2019 and changes in market interest rates.

Interest expense. Interest expense increased $0.4 million for the thirteen weeks ended May 25, 2019 compared to the thirteen weeks ended May 26, 2018, due to changes in market interest rates.

Loss on foreign currency transactions. A loss of $0.2 million in foreign currency transactions was recorded for the thirteen weeks ended May 25, 2019 compared to a foreign currency loss of $0.8 million for the thirteen weeks ended May 26, 2018. The change relates to changes in foreign currency rates related to international operations.

Income tax expense (benefit). Income tax expense increased $1.7 million, for the thirteen weeks ended May 25, 2019 compared to the thirteen weeks ended May 26, 2018. Our effective tax rate was 25.4% for the thirteen weeks ended May 25, 2019 compared to an effective tax rate of 28.5% for the thirteen weeks ended May 26, 2018. The decrease in our effective tax rate is primarily the result of the change in tax law. The change in tax law is discussed in Note 7 of the consolidated financial statements included in this Report.

Adjusted EBITDA. Adjusted EBITDA increased $7.0 million, or 38.8%, for the thirteen weeks ended May 25, 2019 compared to the thirteen weeks ended May 26, 2018. The increase is primarily due to higher gross profit, partially offset by higher operating expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Comparison of Unaudited Results for the Thirty-Nine Weeks Ended May 25, 2019 and the Thirty-Nine Weeks Ended May 26, 2018

The following unaudited table presents, for the periods indicated, selected information from our condensed consolidated financial results, including information presented as a percentage of net sales:

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 25, 2019	% of Sales	May 26, 2018	% of Sales
Net sales	$384,199	100.0%	$323,167	100.0%
Cost of goods sold	202,190	52.6%	168,869	52.3%
Gross profit	182,009	47.4%	154,298	47.7%

Operating expenses:
Distribution	17,327	4.5%	14,864	4.6%
Selling	9,191	2.4%	13,850	4.3%
Marketing	38,407	10.0%	30,905	9.6%
General and administrative	47,994	12.5%	38,948	12.1%
Depreciation and amortization	5,754	1.5%	5,793	1.8%
Business transaction costs	2,087	0.5%	1,912	0.6%
Loss (gain) in fair value change of contingent consideration - TRA liability	533	0.1%	(2,412)	(0.7)%
Other expense	22	—%	567	0.2%
Total operating expenses	121,315	31.6%	104,427	32.3%

Income from operations	60,694	15.8%	49,871	15.4%

Other income (expense):
Interest income	2,731	0.7%	—	—%
Interest expense	(10,033)	(2.6)%	(9,169)	(2.8)%
Gain on settlement of TRA liability	1,534	0.4%	—	—%
(Loss) gain on foreign currency transactions	(421)	(0.1)%	119	—%
Other income	176	—%	475	0.1%
Total other expense	(6,013)	(1.6)%	(8,575)	(2.7)%

Income before income taxes	54,681	14.2%	41,296	12.8%
Income tax expense (benefit)	13,236	3.4%	(17,453)	(5.4)%
Net income	$41,445	10.8%	$58,749	18.2%

Other financial data:
Adjusted EBITDA	$74,556	19.4%	$60,457	18.7%

Net sales. Net sales of $384.2 million represented an increase of $61.0 million, or 18.9%, for the thirty-nine weeks ended May 25, 2019 compared to the thirty-nine weeks ended May 26, 2018. The net sales increase of 18.9% was driven by volume growth.

Cost of goods sold. Cost of goods sold increased $33.3 million, or 19.7%, for the thirty-nine weeks ended May 25, 2019 compared to the thirty-nine weeks ended May 26, 2018. The cost of goods sold increase is driven by sales volume growth.

Gross profit. Gross profit increased $27.7 million, or 18.0%, for the thirty-nine weeks ended May 25, 2019 compared to the thirty-nine weeks ended May 26, 2018. Gross profit of $182.0 million, or 47.4% of net sales, for the thirty-nine weeks ended May 25, 2019 decreased 30 basis points from 47.7% of net sales for the thirty-nine weeks ended May 26, 2018. Gross margin is impacted by non-price related customer activity that is a shift from selling expense.

Operating expenses. Operating expenses increased $16.9 million, or 16.2%, for the thirty-nine weeks ended May 25, 2019 compared to the thirty-nine weeks ended May 26, 2018 due to the following:

•
Distribution. Distribution expenses increased $2.5 million, or 16.6%, for the thirty-nine weeks ended May 25, 2019 compared to the thirty-nine weeks ended May 26, 2018. The increase is primarily driven by an increase in sales volume during the period and is partially offset by logistics efficiencies.

•
Selling. Selling expenses decreased $4.7 million, or 33.6%, for the thirty-nine weeks ended May 25, 2019 compared to the thirty-nine weeks ended May 26, 2018. The decrease is primarily due to a shift in non-price related customer activity.

•
Marketing. Marketing expenses increased $7.5 million, or 24.3%, for the thirty-nine weeks ended May 25, 2019 compared to the thirty-nine weeks ended May 26, 2018. The increase is primarily driven by an increase in television media and e-commerce investments.

•
General and administrative. General and administrative expenses increased $9.0 million, or 23.2%, for the thirty-nine weeks ended May 25, 2019 compared to the thirty-nine weeks ended May 26, 2018. The increase is due to higher incentive compensation of $5.5 million, investments to enhance organizational capabilities in key functions of $1.5 million, increased distribution center costs of $0.8 million, increased professional fees of $0.5 million, and other expenses of $0.7 million.

•	Depreciation and amortization. Depreciation and amortization expenses for the thirty-nine weeks ended May 25, 2019 were flat compared to the thirty-nine weeks ended May 26, 2018.

•
Business transaction costs. Business transaction costs increased $0.2 million, or 9.2%, for the thirty-nine weeks ended May 25, 2019 compared to the thirty-nine weeks ended May 26, 2018. The $1.9 million recorded in the prior year is primarily related to a secondary public offering of common stock by a former stockholder. The $2.1 million recorded in the thirty-nine weeks ended May 25, 2019 is comprised of expenses relating to business development activities.

•
Loss (gain) in fair value change of contingent consideration - TRA liability. Loss in contingent consideration increased $2.9 million for the thirty-nine weeks ended May 25, 2019 compared to the thirty-nine weeks ended May 26, 2018. The increase is due to the timing of the settlement of the TRA liability during the thirty-nine weeks ended May 25, 2019. The gain in the thirty-nine weeks ended May 26, 2018 reflects the impact of the change in tax law in the prior year.

Interest income. Interest income increased $2.7 million for the thirty-nine weeks ended May 25, 2019 compared to the thirty-nine weeks ended May 26, 2018, due to the Company’s increased cash balance resulting from warrant exercises during the thirty-nine weeks ended May 25, 2019 and changes in market interest rates.

Interest expense. Interest expense increased $0.9 million for the thirty-nine weeks ended May 25, 2019 compared to the thirty-nine weeks ended May 26, 2018, due to changes in market interest rates.

Gain on settlement of TRA liability. The Company recorded a $1.5 million gain in connection with the settlement of the TRA liability in the thirty-nine weeks ended May 25, 2019. The TRA settlement is discussed in Note 7 of the condensed consolidated financial statements included in this Report.

(Loss) gain on foreign currency transactions. A loss of $0.4 million in foreign currency transactions was recorded for the thirty-nine weeks ended May 25, 2019 compared to a foreign currency gain of $0.1 million for the thirty-nine weeks ended May 26, 2018. The change relates to changes in foreign currency rates related to international operations.

Income tax expense (benefit). Income tax expense increased $30.7 million, for the thirty-nine weeks ended May 25, 2019 compared to the thirty-nine weeks ended May 26, 2018. The increase in our income tax expense is primarily attributed to the one-time gain of $29.0 million related to the tax law change and remeasurement of deferred tax liabilities recorded in the thirty-nine weeks ended May 26, 2018 compared to income tax expense recognized at an effective rate of 24.2% for the thirty-nine weeks ended May 25, 2019.

Adjusted EBITDA. Adjusted EBITDA increased $14.1 million, or 23.3%, for the thirty-nine weeks ended May 25, 2019 compared to the thirty-nine weeks ended May 26, 2018. The increase is primarily due to higher gross profit, partially offset by higher operating expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Reconciliation of Adjusted EBITDA

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines Adjusted EBITDA (earnings before interest, tax, depreciation, and amortization) as net income before interest expense, income tax expense (benefit), depreciation and amortization with further adjustments to exclude the following items: stock-based compensation expense, business transaction costs, restructuring costs, change in fair value of contingent consideration - TRA liability, gain on settlement of TRA liability and other non-core expenses. The Company believes that the inclusion of these supplementary adjustments in presenting Adjusted EBITDA are appropriate to provide additional information to investors and reflects more accurately operating results of the on-going operations. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in calculation.

The following unaudited tables below provide a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen weeks and thirty-nine weeks ended May 25, 2019 and May 26, 2018:

Adjusted EBITDA Reconciliation: (in thousands)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 25, 2019	May 26, 2018	May 25, 2019	May 26, 2018
Net income	$13,466	$7,137	$41,445	$58,749
Interest income	(1,066)	—	(2,731)	—
Interest expense	3,428	3,057	10,033	9,169
Income tax expense (benefit)	4,584	2,848	13,236	(17,453)
Depreciation and amortization	1,929	1,911	5,754	5,793
EBITDA	22,341	14,953	67,737	56,258
Business transaction costs	758	35	2,087	1,912
Stock-based compensation expense	1,444	1,014	3,922	2,981
Restructuring	—	137	22	567
Non-core legal costs	179	274	1,330	1,053
Loss (gain) in fair value change of contingent consideration - TRA liability	—	614	533	(2,412)
Gain on settlement of TRA liability	—	—	(1,534)	—
Other (1)	171	913	459	98
Adjusted EBITDA	$24,893	$17,940	$74,556	$60,457
(1) Other items consist principally of exchange impact of foreign currency transactions, frozen licensing media and other expenses.

Liquidity and Capital Resources

Overview

We have historically funded our operations with cash flow from operations and, when needed, with borrowings under our credit facilities. Our principal uses of cash have been debt service and working capital.

We had $247.6 million in cash and cash equivalents as of May 25, 2019, which is sufficient to satisfy current liabilities, current maturities of long-term debt, and the interest payments associated with them. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur as a public company for at least the next twelve months.

Debt and Credit Facilities

On July 7, 2017, the Company entered into a credit agreement with Barclays Bank PLC and other parties (the “Credit Agreement”). The Credit Agreement provides for (i) a term facility of $200.0 million (“Term Facility”) with a seven year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five year maturity. Substantially concurrent with the consummation of the Business Combination, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for the Term Loan subject to a floor of 1.00% or (y) 3.00% margin for the Revolving Credit Facility. As security for the payment or performance of its debt, the Company has pledged certain equity interests in its subsidiaries.

On March 16, 2018 (the “Amendment Date”), the Company entered into an amendment (the “Repricing Amendment”) to the Credit Agreement. As a result of the Repricing Amendment, the interest rate on the Term Loan was reduced and, as of the Amendment Date, such loans bear interest at a rate equal to, at the Company’s option, either LIBOR plus an applicable margin of 3.50% or a base rate plus an applicable margin of 2.50%. The Repricing Amendment did not change the interest rate on the Revolving Credit Facility. The Revolving Credit Facility continues to bear interest based upon the Company’s consolidated net leverage ratio as of the last financial statements delivered to the administrative agent. No additional debt was incurred, or any proceeds received, by the Company in connection with the Repricing Amendment. The incremental fees paid to the administrative agent are reflected as additional debt discount and are amortized over the terms of the long-term financing agreements using the effective-interest method.

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the Credit Agreement) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the Credit Agreement may result in an event of default. The Company was in compliance with all financial covenants under the Credit Agreement as of May 25, 2019 and August 25, 2018.

At May 25, 2019, the outstanding principal balance of the Term Loan was $197.0 million and there were no amounts drawn against the Revolving Credit Facility.

Equity Warrants

From August 26, 2018 through October 5, 2018, public warrants to purchase an aggregate of 9,866,451 shares of the Company’s common stock were exercised for cash at an exercise price of $11.50 per share, resulting in aggregate gross proceeds to the Company of $113.5 million.

On October 4, 2018, the Company delivered a notice for the redemption (the “Redemption Notice”) of all of its public warrants that remained unexercised immediately after November 5, 2018. Holders who exercised public warrants following the Redemption Notice were required to do so on a cashless basis. Accordingly, holders were no longer permitted to exercise public warrants in exchange for payment in cash of $11.50 per share. Instead, a holder exercising a public warrant was deemed to have paid the $11.50 per share exercise price by the surrender of 0.61885 of a share of common stock that the holder would have been entitled to receive upon a cash exercise of each public warrant. Exercising holders received 0.38115 of a share of the Company’s common stock for each public warrant surrendered for exercise. Following the Redemption Notice, 3,499,639 public warrants were exercised on a cashless basis. An aggregate of 1,333,848 shares of the Company’s common stock were issued in connection with these exercises of the public warrants. All remaining public warrants were redeemed as of November 5, 2018 for an immaterial amount.

The Company’s private warrants to purchase 6,700,000 shares of common stock remain outstanding.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Thirty-Nine Weeks Ended
	May 25, 2019	May 26, 2018
Net cash provided by operating activities	$52,629	$36,223
Net cash used in investing activities	$(777)	$(3,104)
Net cash provided by (used in) financing activities	$84,341	$(1,088)

Operating activities. Our net cash provided by operating activities was $52.6 million for the period ended May 25, 2019, an increase of $16.4 million, compared to net cash provided by operating activities of $36.2 million for the period ended May 26, 2018. The increase was primarily driven by changes in working capital.

Investing activities. Our net cash used in investing activities was $0.8 million for the period ended May 25, 2019, which was a decrease of $2.3 million compared to the investing activities for the period ended May 26, 2018. The decrease is due to acquisition related costs of $1.8 million in the period ended May 26, 2018 and a decrease in purchases of property and equipment of $0.6 million compared to the period ended May 26, 2018.

Financing activities. Our net cash provided by financing activities was $84.3 million for the period ended May 25, 2019, compared to net cash used in financing activities of $1.1 million for the period ended May 26, 2018. Net cash provided by financing activities for the period ended May 25, 2019 includes $113.5 million of cash received from warrant exercises, and is partially offset by the payment of the TRA liability of $26.5 million and debt principal payments of $1.5 million.

Contractual Obligations

Contractual obligations relating to our indebtedness, lease obligations and interest are reported Part II, Item 7 of our Annual Report. There were no material changes to our contractual obligations since August 25, 2018.

Off-Balance Sheet Arrangements

As of May 25, 2019, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

 For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report. The adoption of ASC Topic 606 resulted in a change to our revenue recognition accounting policy, as discussed in Note 3 of our condensed consolidated financial statements in this Report. There have been no other significant changes to our critical accounting policies since August 25, 2018. Refer to Note 2 of our unaudited interim condensed consolidated financial statements in this Report for further information regarding recently issued accounting standards.

JOBS Act

Simply Good Foods qualifies as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act, as amended ( the “JOBS Act”), enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. However, Simply Good Foods has elected to “opt out” of such extended transition period, and as a result, Simply Good Foods will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Simply Good Foods’ decision to opt out of the extended transition period is irrevocable.

Subject to certain conditions set forth in the JOBS Act, Simply Good Foods is not required to, among other things, (1) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (3) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until Simply Good Foods no longer meets the requirements of being an emerging growth company. Simply Good Foods will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of Conyers Park’s initial public offering, which was July 20, 2016, (ii) in which Simply Good Foods has total annual gross revenue of at least $1.0 billion or (iii) in which Simply Good Foods is deemed to be a large accelerated filer, which means the market value of its common stock that is held by non-affiliates exceeds $700 million as of the last business day of its prior second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior 3-year period. Given that the market value of our common stock held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter of 2019, we will cease being an emerging growth company as of the end of our fiscal year ending August 31, 2019.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk exposure during the thirteen week period ended May 25, 2019.  For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 25, 2019, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 25, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchase as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
February 24, 2019 - March 23, 2019	300	$19.23	300	$49,866,781
March 24, 2019 - April 20, 2019	—	—	—	49,866,781
April 21, 2019 - May 25, 2019	68,960	22.20	68,960	48,334,570
Total	69,260	$22.19	69,260	$48,334,570

(1)
On November 13, 2018, the Company announced that its Board of Directors had approved and authorized a $50.0 million stock repurchase program. As of May 25, 2019, approximately $48.3 million remained available for repurchase under the stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The stock repurchase program may be suspended or discontinued at any time by the Company, and does not have an expiration date.

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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	July 2, 2019	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)