Form 10-Q
period 2019-11-30
Simply Good Foods Co
filed 2020-01-09
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of January 3, 2020, there were 95,333,804 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2019

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share data)

	November 30, 2019	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$72,711	$266,341
Accounts receivable, net	69,593	44,240
Inventories	90,378	38,085
Prepaid expenses	7,570	2,882
Other current assets	12,388	6,059
Total current assets	252,640	357,607

Long-term assets:
Property and equipment, net	13,080	2,456
Intangible assets, net	1,153,157	306,139
Goodwill	567,464	471,427
Other long-term assets	29,720	4,021
Total assets	$2,016,061	$1,141,650

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,413	$15,730
Accrued interest	3,229	1,693
Accrued expenses and other current liabilities	51,798	29,933
Current maturities of long-term debt	5,291	676
Total current liabilities	94,731	48,032

Long-term liabilities:
Long-term debt, less current maturities	638,034	190,259
Deferred income taxes	77,512	65,383
Other long-term liabilities	22,103	532
Total liabilities	832,380	304,206
See commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 95,416,772 and 81,973,284 issued at November 30, 2019 and August 31, 2019, respectively	954	820
Treasury stock, 98,234 and 98,234 shares at cost at November 30, 2019 and August 31, 2019, respectively	(2,145)	(2,145)
Additional paid-in-capital	1,084,671	733,775
Retained earnings	101,037	105,830
Accumulated other comprehensive loss	(836)	(836)
Total stockholders’ equity	1,183,681	837,444
Total liabilities and stockholders’ equity	$2,016,061	$1,141,650
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended
	November 30, 2019	November 24, 2018
Net sales	$152,153	$120,931
Cost of goods sold	89,947	69,011
Gross profit	62,206	51,920

Operating expenses:
Selling and marketing	18,434	15,319
General and administrative	18,145	11,998
Depreciation and amortization	2,453	1,849
Business transaction costs	26,159	1,039
Loss in fair value change of contingent consideration - TRA liability	—	533
Total operating expenses	65,191	30,738

Income (loss) from operations	(2,985)	21,182

Other (expense) income:
Interest income	1,379	781
Interest expense	(4,969)	(3,261)
Gain on settlement of TRA liability	—	1,534
Gain (loss) on foreign currency transactions	16	(398)
Other income	37	44
Total other expense	(3,537)	(1,300)

(Loss) income before income taxes	(6,522)	19,882
Income tax (benefit) expense	(1,729)	4,625
Net (loss) income	$(4,793)	$15,257

Other comprehensive (loss) income:
Foreign currency translation adjustments	—	142
Comprehensive (loss) income	$(4,793)	$15,399

Earnings per share from net (loss) income:
Basic	$(0.05)	$0.20
Diluted	$(0.05)	$0.18
Weighted average shares outstanding:
Basic	89,708,633	77,290,307
Diluted	89,708,633	82,774,761
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirteen Weeks Ended
	November 30, 2019	November 24, 2018
Operating activities
Net (loss) income	$(4,793)	$15,257
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,525	1,886
Amortization of deferred financing costs and debt discount	455	334
Stock compensation expense	1,673	1,061
Loss on fair value change of contingent consideration - TRA liability	—	533
Gain on settlement of TRA liability	—	(1,534)
Unrealized (gain) loss on foreign currency transactions	(16)	398
Deferred income taxes	(1,853)	4,465
Amortization of operating lease right-of-use asset	626	—
Other	566	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	4,304	(592)
Inventories	(9,740)	(8,112)
Prepaid expenses	(3,513)	(2,042)
Other current assets	(1,416)	(2,567)
Accounts payable	(6,533)	5,777
Accrued interest	1,536	(36)
Accrued expenses and other current liabilities	8,556	(1,885)
Other assets and liabilities	(305)	5
Net cash (used in) provided by operating activities	(7,928)	12,948

Investing activities
Purchases of property and equipment	(280)	(494)
Issuance of note receivable	(1,250)	—
Acquisition of business, net of cash acquired	(984,201)	—
Net cash (used in) investing activities	(985,731)	(494)

Financing activities
Proceeds from option exercises	208	53
Tax payments related to issuance of restricted stock units	(70)	—
Payments on finance lease obligations	(78)	—
Cash received from warrant exercises	—	113,464
Settlement of TRA liability	—	(26,468)
Principal payments of long-term debt	(1,000)	(500)
Proceeds from issuance of common stock	352,542	—
Equity issuance costs	(3,323)	—
Proceeds from issuance of long term debt	460,000	—
Deferred financing costs	(8,208)	—
Net cash provided by financing activities	800,071	86,549

Cash and cash equivalents
Net increase (decrease) in cash	(193,588)	99,003
Effect of exchange rate on cash	(42)	(213)
Cash at beginning of period	266,341	111,971
Cash and cash equivalents at end of period	$72,711	$210,761

	Thirteen Weeks Ended
	November 30, 2019	November 24, 2018
Supplemental disclosures of cash flow information
Cash paid for interest	$2,978	$2,963
Cash paid for taxes	$373	$353
Non-cash investing and financing transaction
Operating lease right-of-use assets recognized at ASU No 2016-02 transition	$5,102	$—
Finance lease right-of-use assets recognized at ASU No 2016-02 transition	$1,211	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 31, 2019	81,973,284	$820	98,234	$(2,145)	$733,775	$105,830	$(836)	$837,444
Net loss	—	—	—	—	—	(4,793)	—	(4,793)
Stock-based compensation	—	—	—	—	1,673	—	—	1,673
Foreign currency translation adjustments	—	—	—	—	—	—	—	—
Public equity offering	13,379,205	134	—	—	349,085	—	—	349,219
Shares issued upon vesting of Restricted Stock Units	46,911	—	—	—	(70)	—	—	(70)
Exercise of options to purchase common stock	17,372	—	—	—	208	—	—	208
Balance at November 30, 2019	95,416,772	$954	98,234	$(2,145)	$1,084,671	$101,037	$(836)	$1,183,681

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at August 25, 2018	70,605,675	$706	—	$—	$614,399	$58,294	$(798)	$672,601
Net income	—	—	—	—	—	15,257	—	15,257
Stock-based compensation	—	—	—	—	1,061	—	—	1,061
Foreign currency translation adjustments	—	—	—	—	—	—	142	142
Shares issued upon vesting of Restricted Stock Units	67,500	1	—	—	(1)	—	—	—
Exercise of options to purchase common stock	4,444	—	—	—	53	—	—	53
Warrant Conversion	11,200,299	112	—	—	113,352	—	—	113,464
Balance at November 24, 2018	81,877,918	$819	—	$—	$728,864	$73,551	$(656)	$802,578
See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited, dollars in thousands, except for share and per share data)

1. Nature of Operations and Principles of Consolidation

The Simply Good Foods Company (“Simply Good Foods”) was formed by Conyers Park Acquisition Corp. (“Conyers Park”) on March 30, 2017. On April 10, 2017, Conyers Park and NCP-ATK Holdings, Inc., among others, entered into a definitive merger agreement (the “Merger Agreement”), pursuant to which on July 7, 2017, Conyers Park merged into Simply Good Foods and as a result acquired the companies which conducted the Atkins® brand business (the “Acquisition of Atkins”). The common stock of Simply Good Foods is listed on the Nasdaq Capital Market under the symbol “SMPL.”

On August 21, 2019, our wholly owned subsidiary Atkins Nutritionals, Inc. (“Atkins”) entered into a Stock and Unit Purchase Agreement (the "Purchase Agreement") to acquire Quest Nutrition, LLC ("Quest"), a healthy lifestyle food company (the "Acquisition of Quest"). On November 7, 2019, pursuant to the Purchase Agreement, Atkins completed the Acquisition of Quest, via Atkins’ direct or indirect acquisition of 100% of the equity interests of Voyage Holdings, LLC (“Voyage Holdings”), and VMG Quest Blocker, Inc. (“Voyage Blocker” and, together with Voyage Holdings, the “Target Companies”) for a cash purchase price of approximately $1.0 billion (subject to customary adjustments for the Target Companies’ levels of cash, indebtedness, net working capital and transaction expenses as of the closing date).

The unaudited condensed consolidated financial statements include the accounts of Simply Good Foods and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to Simply Good Foods and its subsidiaries.

The Company maintains its accounting records on a 52/53-week fiscal year, ending on the last Saturday in August of each year.

Description of Business

The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. The Company’s nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies, dietary approaches and/or health-and-wellness trends: Atkins® for those following a low-carb lifestyle; Quest® for consumers seeking to partner with a brand that makes the foods they crave work for them, not against them, through a variety of protein-rich foods and beverages that also limit sugars and simple carbs; and SimplyProtein® for consumers looking for protein-enhanced snacks made with fewer, simple ingredients. We distribute our products in major retail channels, primarily in North America, including grocery, club and mass merchandise, as well as through e-commerce, convenience, specialty and other channels. Our portfolio of nutritious snacking brands gives us a strong platform with which to introduce new products, expand distribution, and attract new consumers to our products. Our platform also positions us to continue to selectively pursue acquisition opportunities of brands in the nutritious snacking and broader health-and-wellness food space.

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified to conform to the current year presentation including (i) Selling and Marketing expenses, which have been combined as Selling and marketing on the Consolidated Statements of Operations and Comprehensive (Loss) Income and (ii) other operating expense, which has been combined with General and administrative expense on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements and related notes of the Company and its subsidiaries are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim condensed consolidated financial statements reflect all adjustments and disclosures which are, in our opinion, necessary for a fair presentation of the results of operations, financial position and cash flows for the indicated periods. All such adjustments were of a normal and recurring nature unless otherwise disclosed. The results reported in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire fiscal year and should be read in conjunction with our consolidated financial statements for the fiscal year ended August 31, 2019, included in our Annual Report on Form 10-K (“Annual Report”), filed with the SEC on October 30, 2019. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted.

2. Summary of Significant Accounting Policies

Refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report for a description of significant accounting policies.

Change in Accounting Principle

During the fourth quarter ended August 31, 2019, the Company changed its accounting principle related to the presentation of third party delivery costs associated with shipping and handling activities previously included as operating expenses in Distribution in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company is now presenting these expenses within cost of goods sold in the Consolidated Statements of Operations and Comprehensive (Loss) Income. In connection with the change in accounting principle, the Company also changed its definition of shipping and handling costs to include costs paid to third-party warehouse operators associated with delivering product to a customer, previously included in General and administrative, and Depreciation and amortization of the assets at the third-party warehouse, previously included in Depreciation and amortization. Under the previous definition of shipping and handling costs, the Company only included delivery costs in Distribution. The effect of the adjustment is as follows:

Thirteen Weeks Ended November 24, 2018	As Reported	Change in Accounting Principle and Presentation	As Adjusted
Cost of goods sold	61,820	7,191	69,011
Distribution	5,284	(5,284)	—
General and administrative	13,868	(1,870)	11,998
Depreciation and amortization	1,886	(37)	1,849

Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, The Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. This ASU is effective for annual periods beginning after December 15, 2019, with early adoption permitted. The amendments of this ASU should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modifies disclosure requirements on fair value measurements of Accounting Standards Codification (“ASC”) 820. This ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted including in any interim period for which financial statements have not yet been issued. Entities are permitted to early adopt the eliminated or modified disclosure requirements and delay the adoption new disclosure requirements until their effective date. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements and does not anticipate adoption of this ASU will be material to its consolidated financial statements.

Recently Adopted Accounting Pronouncements

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

On September 1, 2019, we adopted ASU No. 2016-02, Leases (“Topic 842”) using the alternative transition method under ASU No. 2018-11, which permits application of the new guidance at the beginning of the period of adoption, with comparative periods continuing to be reporting under Topic 840. Upon adoption of the new standard as of the first day of fiscal 2020, the Company recorded the following within the Condensed Consolidated Balance Sheet: operating lease right of use assets of $5.1 million included within Other long-term assets, current operating lease liabilities of $1.9 million included within Accrued expenses and other current liabilities, long-term operating lease liabilities of $3.9 million included within Other long-term liabilities, finance lease right of use assets of $1.2 million included within Property and equipment, net, current finance lease liabilities of $0.2 million included within Current maturities of long term debt, and long-term finance lease liabilities of $1.0 million included within Long-term debt less current maturities. Following the Acquisition of Quest, the Company recorded the following amounts in the Condensed Consolidated Balance Sheet as of the Transaction Date: operating lease right of use assets of $20.8 million included within Other long-term assets, current operating lease liabilities of $1.9 million included within Accrued expenses and other current liabilities, and long-term operating lease liabilities of $18.9 million included within Other long-term liabilities. The adoption of these ASUs did not result in a cumulative-effect adjustment to the opening balance of retained earnings.

The guidance provides a number of optional practical expedients in adoption. We elected to adopt the package of practical expedients permitted under the transition guidance within the standard, which among other things, permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We did not elect the use-of-hindsight practical expedient or the practical expedient pertaining to land easements, the latter not being applicable to us. In addition, we elected an accounting policy to include both lease and non-lease components as a single component for all asset classes where we are the lessee. For additional information on our leases, see Note 9.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. The Company adopted this ASU as of the first day of fiscal 2020. The adoption of this ASU did not have a material effect on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted this ASU as of the first day of fiscal 2020. The adoption of this ASU did not have a material effect on the consolidated financial statements.

3. Business Combination

On August 21, 2019, Atkins entered into the Purchase Agreement with the Target Companies, VMG Voyage Holdings, LLC, VMG Tax-Exempt II, L.P., Voyage Employee Holdings, LLC, and other sellers defined in the Purchase Agreement. On November 7, 2019, pursuant to the Purchase Agreement, Atkins completed the Acquisition of Quest for a cash purchase price at closing of $988.9 million subject to customary post closing adjustments.

Atkins acquired Quest as a part of our vision to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. Quest is a healthy lifestyle food company offering a variety of bars, cookies, chips, ready-to-drink shakes and pizzas that compete in many of the attractive, fast growing sub-segments within the nutritional snacking category. Quest has a loyal following and strong appeal among consumers 18-44 years.

The Acquisition of Quest was accounted for using the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”), whereby the results of operations, including the revenues and earnings of Quest, are included in the financial statements from the date of acquisition. ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, Fair Value Measurements, as of the closing date. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date.

The Acquisition of Quest was funded by the Company through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from the Company's October 9, 2019 public equity offering, and $443.6 million in new term loan debt. Included within the Business transaction costs line item of the Consolidated Statements of Operations and Comprehensive (Loss) Income as of November 30, 2019 are $14.5 million of transaction advisory fees related to the Acquisition of Quest, $3.2 million of banker commitment fees, $6.1 million of non-deferrable debt issuance costs related to the incremental term loan, and $2.3 million of other costs including legal, due diligence, and accounting fees.

Included in the transaction advisory fees paid for the Acquisition of Quest is $12.0 million paid to Centerview Partners LLC, an investment banking firm that served as the lead financial advisor to the Company for this transaction. Three members of the Company’s Board of Directors, Messrs. Kilts, West, and Ratzan, have business relationships with certain partners of Centerview Partners LLC (including relating to Centerview Capital Consumer, a private equity firm and affiliate of Conyers Park Sponsor LLC), but they are not themselves partners, executives or employees of Centerview Partners LLC and Centerview Partners LLC is not a related party of the Company pursuant to applicable rules and policies. The advisory fee paid to Centerview Partners LLC represents approximately 1.2% of the total cash purchase price paid by the Company on the closing date of the Acquisition of Quest. All transaction advisory fees relating to the Acquisition of Quest were approved by the Company’s Audit Committee.

The following table sets forth the preliminary purchase price of the Acquisition of Quest to the estimated fair value of the net assets acquired at the date of acquisition, subject to finalization per the terms of the Purchase Agreement. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed. The preliminary November 7, 2019 fair value is as follows:

(In thousands)
Assets acquired:
Cash and cash equivalents	$4,745
Accounts receivable, net	29,613
Inventories	43,091
Prepaid assets	1,214
Other current assets	3,821
Property and equipment, net(1)	10,363
Intangible assets, net(2)	848,375
Other long-term assets	20,997
Liabilities assumed:
Accounts payable	25,200
Other current liabilities	11,237
Deferred income taxes(3)	13,982
Other long-term liabilities	18,891
Total identifiable net assets	892,909
Goodwill(4)	96,037
Total assets acquired and liabilities assumed	$988,946

(1) Property and equipment, net primarily consists of leasehold improvements for the Quest headquarters of $6.9 million, furniture and fixtures of $2.2 million, and equipment of $1.3 million. The Quest headquarters lease ends in April 2029. The useful lives of the leasehold improvements, furniture and fixtures, and equipment is consistent with the Company's accounting policies.
(2) Intangible assets were recorded at fair value consistent with ASC 820 as a result of the Acquisition of Quest. Intangible assets consist of $730.0 million of indefinite brands and trademarks, $115.0 million of amortizable customer relationships, and $3.4 million of internally developed software. The useful lives of the intangible assets are disclosed in Note 5 of the consolidated financial statements. The fair value measurement of the assets and liabilities was based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows and market comparable data and companies.
(3) As a result of the increase in the fair value of the identifiable intangible asset, the deferred income tax liability was increased by $14.0 million.
(4) Goodwill was recorded at fair value consistent with ASC 820 as a result of the Acquisition of Quest. Amounts recorded for goodwill created in an acquisition structured as a stock purchase for tax are generally not expected to be deductible for tax purposes. Amounts recorded for goodwill resulting in a tax basis step-up are generally expected to be deductible for tax purposes. Tax deductible Goodwill is estimated to be $82.4 million. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

The purchase price is pending finalization per the terms of the Purchase Agreement. The final determination of the fair value of the assets acquired and liabilities assumed is expected to be completed as soon as practicable after completion of the Acquisition of Quest, including a period of time to finalize working capital adjustments and tax attributes. The final determinations will be completed prior to one year from the transaction completion, consistent with ASC 805.

The results of Quest's operations have been included in the Simply Good Foods' Consolidated Financial Statements since November 7, 2019, the date of acquisition. The following table provides net sales from the acquired Quest business included in the Company's results:

Thirteen Weeks Ended
November 30, 2019
Net sales	17,082

Unaudited Pro Forma Financial Information

The following unaudited pro forma combined financial information presents combined results of Atkins and Quest as if the Acquisition of Quest has occurred at the beginning of fiscal 2019:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	November 30, 2019	November 24, 2018
Revenue	$220,556	$189,945
Gross profit	$88,188	$61,587
Net income (loss)	$15,648	$(19,083)

These unaudited pro forma combined financial statements are prepared based on Article 11 period end guidance. The results include certain adjustments, as required under ASC 805, which are different than Article 11 pro forma requirements. ASC 805 requires pro forma adjustments to reflect the effects of fair value adjustments, transaction costs, capital structure changes, the tax effects of such adjustments, and also requires nonrecurring adjustments be prepared as though the Acquisition of Quest had occurred as of the beginning of the earliest period presented. The adjustments to the historical Quest financial results include the exclusion of legacy derivatives and interest expense that were settled in the execution of the Acquisition of Quest. Additional adjustments include non recurring transaction costs and the portion of the inventory fair value adjustment recorded by the Company during the thirteen weeks ended November 30, 2019. Both periods were further adjusted to reflect a full thirteen week period of a) fair value adjustments related to inventory and incremental customer relationship amortization, b) interest expense with the higher principal associated with new term loan debt, and c) the effects of the adjustments on income taxes and net income.

The pro forma financial information is not intended to represent or be indicative of the actual results of operations of the combined business that would have been reported had the Acquisition of Quest been completed at the beginning of the fiscal year 2019, nor is it representative of future operating results of the Company.

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

The Company has elected the following practical expedients in accordance with ASC Topic 606:

•
Shipping and handling costs—We have elected to account for shipping and handling costs incurred to deliver products to customers as fulfillment activities, rather than a promised service. As such, fulfillment costs are included in Cost of goods sold in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

•	Costs of obtaining a contract—We have elected to expense costs of obtaining a contract because the amortization period would be less than one year.

Revenues from transactions with external customers for each of Simply Good Foods’ products would be impracticable to disclose and management does not view its business by product line. The following table presents our revenue disaggregated by geographic area and brand.

	Thirteen Weeks Ended
(In thousands)	November 30, 2019	November 24, 2018
Net sales
North America	$127,812	$114,606
International	7,259	6,325
Total Atkins	135,071	120,931

Quest(1)	17,082	—

Total	$152,153	$120,931
(1) Quest net sales are primarily all in North America.

5. Goodwill and Intangibles

Changes to goodwill during the thirteen weeks ended November 30, 2019 were as follows:

Total
Balance as of August 31, 2019	$471,427
Acquisition of business	96,037
Balance as of November 30, 2019	$567,464

The change in the Company's Goodwill from August 31, 2019 to November 30, 2019 is the result of the acquisition method of accounting as described in Note 3. There were no impairment charges related to goodwill during this period or since the inception of the Company.

Intangible assets, net in our Condensed Consolidated Balance Sheets consist of the following:

				November 30, 2019
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$962,000	$—	$962,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	9,803	164,197
Proprietary recipes and formulas	7 years			7,000	2,381	4,619
Licensing agreements	14 years			22,000	3,741	18,259
Software and website development costs	3	-	5 years	5,664	1,582	4,082
				$1,170,664	$17,507	$1,153,157

		August 31, 2019
(In thousands)	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	8,382	50,618
Proprietary recipes and formulas	7 years	7,000	2,131	4,869
Licensing agreements	14 years	22,000	3,348	18,652
		$320,000	$13,861	$306,139

Intangible assets, net changed due to amortization expense and the Acquisition of Quest. Amortization expense related to intangible assets during the thirteen weeks ended November 30, 2019 and November 24, 2018 were $2.3 million and $1.6 million, respectively.

Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands by fiscal year)
Remainder of 2020	$11,683
2021	15,327
2022	15,094
2023	14,829
2024	14,333
2025 and thereafter	119,891
Total	$191,157

6. Long-Term Debt and Line of Credit

On July 7, 2017, the Company entered into a credit agreement with Barclays Bank PLC and other parties (as amended to date, the “Credit Agreement”). The Credit Agreement provides for (i) a term facility of $200.0 million (“Term Facility”) with a seven year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five year maturity. Substantially concurrent with the consummation of the Acquisition of Atkins, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn. The interest rate per annum was based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for the Term Loan subject to a floor of 1.00% or (y) 3.00% margin for the Revolving Credit Facility. As security for the payment or performance of its debt, the Company has pledged certain equity interests in its subsidiaries.

On March 16, 2018 (the “Amendment Date”), the Company entered into an amendment (the “Repricing Amendment”) to the Credit Agreement. As a result of the Repricing Amendment, the interest rate on the Term Loan was reduced and, as of the Amendment Date, such loans had an interest rate equal to, at the Company’s option, either LIBOR plus an applicable margin of 3.50% or a base rate plus an applicable margin of 2.50%. The Repricing Amendment did not change the interest rate on the Revolving Credit Facility. The Revolving Credit Facility continued to bear interest based upon the Company's consolidated net leverage ratio as of the last financial statements delivered to the administrative agent. No additional debt was incurred, or any proceeds received, by the Company in connection with the Repricing Amendment. The incremental fees paid to the administrative agent are reflected as additional debt discount and are amortized over the terms of the long-term financing agreements using the effective-interest method.

On November 7, 2019, the Company entered into an amendment (the “Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $460.0 million. The Term Facility together with the incremental borrowing make up the Initial Term Loans and as of the Amendment No. 2 Effective Date (as defined in the Incremental Facility Amendment), the term loan bears interest at a rate equal to, at the Company's option, either LIBOR plus an applicable margin of 3.75% or a base rate plus an applicable margin of 2.75%. The Incremental Facility Amendment was executed to finance the Acquisition of Quest. No amounts under the Term Facility were repaid as a result of the execution of the Incremental Facility Amendment.

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the Credit Agreement) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the Credit Agreement may result in an event of default. The Company was in compliance with all financial covenants under the Credit Agreement as of November 30, 2019 and August 31, 2019.

At November 30, 2019 and August 31, 2019, there were no cash amounts drawn against the Revolving Credit Facility. Long-term debt consists of the following:

(In thousands)	November 30, 2019	August 31, 2019
Term Loan (effective rate of 5.7% at November 30, 2019)	$655,500	$196,500
Finance lease liabilities (effective rate of 5.6% at November 30, 2019)	1,149	—
Less: Deferred financing fees	13,324	5,565
Total debt	643,325	190,935
Less: Current maturities, net of deferred financing fees of $0.0 million at November 30, 2019 and $1.3 million at August 31, 2019	5,030	676
Current finance lease liabilities	261	—
Long-term debt, net of deferred financing fees	$638,034	$190,259

The Company will be required to make principal payments of approximately $5.0 million over the next twelve months following the period ended November 30, 2019.

As of November 30, 2019, the Company had letters of credit in the amount of $5.0 million. Our letters of credit offset against the availability of the Revolving Credit Facility. These letters of credit exist to support two of the Company's leased buildings and insurance programs relating to workers' compensation. No amounts were drawn against these letters of credit at November 30, 2019.

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of November 30, 2019 and August 31, 2019, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is based on observable inputs and classified as Level 2 in the fair value hierarchy.

7. Fair Value of Financial Instruments

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

A loss of $0.5 million was charged to the Loss in fair value change of contingent consideration - TRA liability for the thirteen weeks ended November 24, 2018. The Company settled the Income Tax Receivable Agreement (the “TRA”) during the thirteen weeks ended November 24, 2018, which resulted in a $1.5 million gain. Following the settlement of the TRA liability, the Company did not have any Level 3 financial assets or liabilities.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of November 30, 2019 and August 31, 2019 due to the relatively short maturity of these instruments.

8. Income Taxes

Effective Tax Rate

The following table shows the tax expense and the effective tax rate for the thirteen weeks ended November 30, 2019 and November 24, 2018 resulting from operations:

	Thirteen Weeks Ended
(In thousands)	November 30, 2019	November 24, 2018
Income (loss) before income taxes	$(6,522)	$19,882
Provision (benefit) for income taxes	$(1,729)	$4,625
Effective tax rate	26.5%	23.3%

The effective tax rate for the thirteen week period ended November 30, 2019 is higher than the effective tax rate for the thirteen week period ended November 24, 2018 by 3.2%, which is primarily driven by non-deductible transaction costs, the one-time tax impact of the settlement of the TRA liability during the thirteen week period ended November 24, 2018, and other permanent differences.

9. Leases

On September 1, 2019, we adopted ASU No. 2016-02, Leases (“Topic 842”) using the modified retrospective approach under ASU No. 2018-11, which permits application of the new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under Topic 840.

Leases are classified as either finance leases or operating leases based on criteria in ASC 842. The Company’s operating leases are generally comprised of real estate and certain equipment used in warehousing our products. The Company’s finance leases are generally comprised of warehouse equipment.

Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The majority of the Company's leases do not provide an implicit rate; therefore, the Company uses its secured incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments for those leases. Our incremental borrowing rate for a lease is the rate of interest we would pay to borrow on a collateralized basis over a similar term to the lease in a similar economic environment. The Company applied incremental borrowing rates using a portfolio approach. Right-of-use assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term operating leases that have a term of 1 year or less.

The components of lease expense were as follows:

		Thirteen Weeks Ended
(in thousands)	Statement of Operations Caption	November 30, 2019
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$806
Variable lease cost (1)	Cost of goods sold and General and administrative	310
Operating lease cost		1,116

Short term lease cost	General and administrative	6

Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	70
Interest on lease liabilities	Interest expense	16
Total finance lease cost		86

Total lease cost		$1,208
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

The gross amounts of assets and liabilities related to both operating and finance leases are as follows:

(in thousands)	Balance Sheet Caption	November 30, 2019
Assets
Operating lease right of use assets	Other long-term assets	$25,895
Finance lease right of use assets	Property and equipment, net	1,211
Total lease assets		$27,106

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$4,283
Finance lease liabilities	Current maturities of long-term debt	261
Long-term:
Operating lease liabilities	Other long-term liabilities	22,084
Finance lease liabilities	Long-term debt, less current maturities	888
Total lease liabilities		$27,516

Future maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2020	$4,220	$235
2021	5,112	313
2022	4,601	313
2023	3,985	278
2024	3,199	145
Thereafter	11,674	—
Total lease payments	32,791	1,284
Less: Interest	(6,424)	(135)
Present value of lease liabilities	$26,367	$1,149

As of November 30, 2019, the Company did not have any significant additional operating or finance leases that have not yet commenced.

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at November 30, 2019 is as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.3	4.4
Weighted-average discount rate	5.9%	5.6%

Supplemental and other information related to leases was as follows:

Thirteen Weeks Ended
November 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,170
Operating cash flows from finance leases	11
Financing cash flows from finance leases	78

Comparative Information as Reported Under Previous Accounting Standards

The following comparative information is reported based upon previous accounting standards in effect for the periods presented.

Future minimum payments under lease arrangements with a remaining term in excess of one year were as follows as of August 31, 2019:

(in thousands)	August 31, 2019
2020	$2,546
2021	1,947
2022	1,677
2023	1,093
2024	87
Thereafter	56
Total	$7,406

For the thirteen weeks ended November 24, 2018 rent expense for operating leases were $0.5 million.

10. Commitments and Contingencies

Litigation

The Company is a party to certain litigation and claims that are considered normal to the operations of the business. From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any litigation that we believe to be material, and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect of our business, operating result, financial condition or cash flows.

During the fifty-three week period ended August 31, 2019, the Company reserved $3.5 million for the potential settlement of class action litigation concerning certain product label claims. During the thirteen weeks ended November 30, 2019, the Company reserved an additional $0.3 million. The reserve is included within General and administrative in the Consolidated Statements of Operations and Comprehensive (Loss) Income and Accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Other

The Company has entered into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Atkins and Quest brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of November 30, 2019, the Company will be required to make payments of $2.7 million over the next year.

11. Stockholders’ Equity

Public Equity Offering

On October 9, 2019, we completed an underwritten public offering of 13,379,205 shares of our common stock at a price to the public of $26.35 per share. The Company paid underwriting discounts and commissions of $0.19 per share resulting in net proceeds to us of $26.16 per share (the “Offering”), or approximately $350.0 million. The Company paid $0.8 million for legal, accounting and registrations fees related to the Offering. The net proceeds were used to pay a portion of the purchase price and related fees and expenses for the Acquisition of Quest.

Equity Warrants

Prior to the Acquisition of Atkins, Conyers Park issued 6,700,000 private placement warrants. Simply Good Foods assumed the Conyers Park equity warrants in connection with the Acquisition of Atkins. As a result of the Acquisition of Atkins, the warrants issued by Conyers Park were no longer exercisable for shares of Conyers Park common stock, but were instead exercisable for common stock of Simply Good Foods. All other features of the warrants were unchanged. The Company’s private warrants to purchase 6,700,000 shares of the Company’s common stock remain outstanding.

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

During the thirteen weeks ended November 30, 2019, the Company did not repurchase any shares of common stock. As of November 30, 2019, approximately $47.9 million remained available under the stock repurchase program.

12. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares issued and outstanding. In periods in which the Company has net income, diluted earnings per share is based on the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period.

In periods in which the Company has a net loss, diluted earnings per share is based on the weighted average number of common shares issued and outstanding. The effect of including common stock equivalents outstanding is considered anti-dilutive.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended
(In thousands, except per share data)	November 30, 2019	November 24, 2018
Basic earnings per share computation:
Numerator:
Net (loss) income	$(4,793)	$15,257
Denominator:
Weighted average common shares - basic	89,708,633	77,290,307
Basic earnings per share from net (loss) income	$(0.05)	$0.20
Diluted earnings per share computation:
Numerator:
Net (loss) income	$(4,793)	$15,257
Denominator:
Weighted average common shares outstanding - basic	89,708,633	77,290,307
Public and Private Warrants	—	4,892,604
Employee stock options	—	559,659
Non-vested shares	—	32,191
Weighted average common shares - diluted	89,708,633	82,774,761
Diluted earnings per share from net (loss) income	$(0.05)	$0.18

Earnings per share calculations for the thirteen weeks ended November 30, 2019 and November 24, 2018 excluded 2.7 million and 0.2 million shares of stock options issuable upon exercise, respectively, that would have been anti-dilutive. Earnings per share calculations for the thirteen weeks ended November 30, 2019 excluded 0.3 million non-vested shares that would have been anti-dilutive. An immaterial number of non-vested shares were excluded from earnings per share calculations for the thirteen weeks ended November 24, 2018.

13. Stock Option Plan

Stock-based compensation includes stock options, restricted stock unit, performance stock unit awards and stock appreciation rights, which are awarded to employees, directors, and consultants of the Company. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award based on their grant date fair value. Stock-based compensation expense is included within General and administrative expense, which is the same financial statement caption where the recipient’s other compensation is reported.

The Company recorded $1.7 million and $1.1 million of stock-based compensation expense in the thirteen weeks ended November 30, 2019 and November 24, 2018, respectively.

Stock Options

The following table summarizes stock option activity for the thirteen weeks ended November 30, 2019:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of August 31, 2019	2,748,735	$13.35
Granted	194,014	24.20
Exercised	(17,372)	12.00
Forfeited	—	—
Outstanding as of November 30, 2019	2,925,377	$14.08	8.02

Vested and expected to vest as of November 30, 2019	2,925,377	$14.08	8.02

Exercisable as of November 30, 2019	1,579,067	$12.67	7.75

As of November 30, 2019, the Company had $5.4 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.33 years. During the thirteen week period ended November 30, 2019, the Company received $0.2 million in cash from stock option exercises.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the thirteen weeks ended November 30, 2019:

	Units	Weighted average grant-date fair value
Non-vested as of August 31, 2019	92,400	$17.50
Granted	121,174	25.58
Vested	(49,785)	18.26
Forfeited	(882)	13.91
Non-vested as of November 30, 2019	162,907	$23.30

As of November 30, 2019, the Company had $3.4 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 2.13 years.

Performance Stock Units

During the thirteen weeks ended November 30, 2019, the board of directors granted performance stock units under the Company’s equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. Performance stock units were valued using a Monte-Carlo simulation.

The following table summarizes performance stock unit activity for the thirteen weeks ended November 30, 2019:

	Units	Weighted average grant-date fair value
Non-vested as of August 31, 2019	192,389	$11.93
Granted	121,288	27.39
Vested	—	—
Forfeited	(524)	11.93
Non-vested as of November 30, 2019	313,153	$17.92

As of November 30, 2019, the Company had $4.7 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 2.33 years.

Stock Appreciation Rights

Stock appreciation rights ("SARs") permit the holder to participate in the appreciation of the Company's Common Stock price. The Company's SARs settle in shares of Common Stock once the applicable vesting criteria has been met. Stock appreciation rights cliff vest 3 years from the date of grant and must be exercised within 10 years.

The following table summarizes SARs activity for the thirteen weeks ended November 30, 2019:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of August 31, 2019	—	$—
Granted	150,000	24.20
Exercised	—	—
Forfeited	—	—
Outstanding as of November 30, 2019	150,000	$24.20	9.92

Vested and expected to vest as of November 30, 2019	150,000	$24.2	9.92

Exercisable as of November 30, 2019	—	$—	0.00

As of November 30, 2019, the Company had $0.4 million of total unrecognized compensation cost related to its SARs that will be recognized over a weighted average period of 2.92 years.

14. Related Party Transactions

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

15. Segment and Customer Information

Following the Acquisition of Quest, the Company's operations are organized into two operating segments; Atkins and Quest, which are aggregated into one reporting segment, due to similar financial, economic and operating characteristics. The operating segments are also similar in the following areas: (a) the nature of the products; (b) the nature of the production processes; (c) the methods used to distribute products to customers, (d) the type of customer for the products, and (e) the nature of the regulatory environment. The results of the operating segments are reviewed by the Company’s chief operating decision maker, our Chief Executive Officer, to make decisions about resource expenditures and assessing financial performance. These operating segments are therefore aggregated into the Company’s only reportable segment.

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

Overview

The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. The Company’s nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies, dietary approaches and/or health-and-wellness trends: Atkins® for those following a low-carb lifestyle; Quest® for consumers seeking to partner with a brand that makes the foods they crave work for them, not against them, through a variety of protein-rich foods and beverages that also limit sugars and simple carbs; and SimplyProtein® for consumers looking for protein-enhanced snacks made with fewer, simple ingredients. We distribute our products in major retail channels, primarily in North America, including grocery, club and mass merchandise, as well as through e-commerce, convenience, specialty and other channels. Our portfolio of nutritious snacking brands gives us a strong platform with which to introduce new products, expand distribution, and attract new consumers to our products. Our platform also positions us to continue to selectively pursue acquisition opportunities of brands in the nutritious snacking.

To that end, in November 2019, we completed the acquisition of Quest Nutrition, LLC (“Quest”), a healthy lifestyle food company, for a cash purchase price of approximately $1.0 billion (subject to customary adjustments) (the “Acquisition of Quest”). For more information, please see “Liquidity and Capital Resources-Acquisition of Quest.”

Our Reportable Segment

Following the Acquisition of Quest, the Company's operations are organized into two operating segments; Atkins and Quest, which are aggregated into one reporting segment, due to similar financial, economic and operating characteristics. The operating segments are also similar in the following areas: (a) the nature of the products; (b) the nature of the production processes; (c) the methods used to distribute products to customers, (d) the type of customer for the products, and (e) the nature of the regulatory environment. The results of the operating segments are reviewed by the Company’s chief operating decision maker, our Chief Executive Officer, to make decisions about resource expenditures and assessing financial performance. These operating segments are therefore aggregated into the Company’s only reportable segment.

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

Operating expenses. Operating expenses consist primarily of selling and marketing, general and administrative, and depreciation and amortization. The following is a brief description of the components of operating expenses:

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

•
Business transaction costs. Business transaction costs are comprised of legal, due diligence, consulting and accounting firm expenses associated with the process of actively pursuing potential and completed business combinations, including the Acquisition of Quest.

•
Loss in fair value change of contingent consideration - TRA liability. Loss in fair value change of contingent consideration - TRA liability charges relate to fair value adjustments of the Income Tax Receivable Agreement (the “TRA”) liability.

Results of Operations

Simply Good Foods' first quarter results were a good start to fiscal 2020 as we build on our fiscal 2019 performance. Atkins® retail takeaway performance for the thirteen weeks ended November 30, 2019 increased 10.7% in the U.S. measured channels, which is based on information provided by IRI MULO. In addition to our business growth at Atkins, the Acquisition of Quest contributed to the increase in total net sales and earnings and is a valuable addition to our nutritional snacking portfolio.

Quest retail takeaway in U.S. measured channels increased 24.0% for the thirteen weeks ended November 30, 2019. While the U.S. measured channels account for approximately 90% of Atkins sales, they account for only about 50% of Quest sales. The remaining approximately 50% of Quest sales are generated primarily in convenience stores, e-commerce and the specialty class of trade, which are not measured by IRI MULO. Performance in the convenience store and e-commerce channels is solid; however, the specialty channel, which currently represents approximately 18% of Quest’s sales, continues to decline due to store closures and slower foot traffic at these retailers.

In assessing the performance of our business, we consider a number of key performance indicators used by management and typically used by our competitors, including the non-GAAP measures of Adjusted EBITDA and Adjusted Diluted Earnings Per Share. Because not all companies use identical calculations, this presentation of Adjusted EBITDA and Adjusted Diluted Earnings Per Share may not be comparable to other similarly titled measures of other companies. See “Reconciliation of Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net (loss) income for each applicable period. See “Reconciliation of Adjusted Diluted Earnings Per Share” below for a reconciliation of Adjusted Diluted Earnings Per Share to diluted earnings per share for each applicable period.

Comparison of Unaudited Results for the Thirteen Weeks Ended November 30, 2019 and the Thirteen Weeks Ended November 24, 2018

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	November 30, 2019	% of Sales	November 24, 2018	% of Sales
Net sales	$152,153	100.0%	$120,931	100.0%
Cost of goods sold	89,947	59.1%	69,011	57.1%
Gross profit	62,206	40.9%	51,920	42.9%

Operating expenses:
Selling and marketing	18,434	12.1%	15,319	12.7%
General and administrative	18,145	11.9%	11,998	9.9%
Depreciation and amortization	2,453	1.6%	1,849	1.5%
Business transaction costs	26,159	17.2%	1,039	0.9%
Loss in fair value change of contingent consideration - TRA liability	—	—%	533	0.4%
Total operating expenses	65,191	42.8%	30,738	25.4%

Income (loss) from operations	(2,985)	(2.0)%	21,182	17.5%

Other (expense) income:
Interest income	1,379	0.9%	781	0.6%
Interest expense	(4,969)	(3.3)%	(3,261)	(2.7)%
Gain on settlement of TRA liability	—	—%	1,534	1.3%
Gain (loss) on foreign currency transactions	16	—%	(398)	(0.3)%
Other income	37	—%	44	—%
Total other expense	(3,537)	(2.3)%	(1,300)	(1.1)%

(Loss) income before income taxes	(6,522)	(4.3)%	19,882	16.4%
Income tax (benefit) expense	(1,729)	(1.1)%	4,625	3.8%
Net (loss) income	$(4,793)	(3.2)%	$15,257	12.6%

Other financial data:
Adjusted EBITDA	$31,795	20.9%	$26,700	22.1%

Net sales. Net sales of $152.2 million represented an increase of $31.2 million, or 25.8%, for the thirteen weeks ended November 30, 2019 compared to the thirteen weeks ended November 24, 2018. The net sales increase of 25.8% was driven by volume growth, primarily due to strong U.S. retail takeaway and the acquired Quest business.

Cost of goods sold. Cost of goods sold increased $20.9 million, or 30.3%, for the thirteen weeks ended November 30, 2019 compared to the thirteen weeks ended November 24, 2018. The cost of goods sold increase is driven by sales volume growth and the effect of the non-cash $2.4 million inventory step-up related to the Acquisition of Quest.

Gross profit. Gross profit increased $10.3 million, or 19.8%, for the thirteen weeks ended November 30, 2019 compared to the thirteen weeks ended November 24, 2018. Gross profit of $62.2 million, or 40.9% of net sales, for the thirteen weeks ended November 30, 2019 decreased 200 basis points from 42.9% of net sales for the thirteen weeks ended November 24, 2018. The decrease in gross margin is primarily the result of the non-cash $2.4 million inventory step-up and slightly lower gross profit margins of the Quest business.

Operating expenses. Operating expenses increased $34.5 million, or 112.1%, for the thirteen weeks ended November 30, 2019 compared to the thirteen weeks ended November 24, 2018 due to the following:

•
Selling and marketing. Selling and marketing expenses increased $3.1 million, or 20.3%, for the thirteen weeks ended November 30, 2019 compared to the thirteen weeks ended November 24, 2018. The increase is primarily related to the Acquisition of Quest of $1.4 million, and an increase in television media and marketing investments of $1.2 million.

•
General and administrative. General and administrative expenses increased $6.1 million, or 51.2%, for the thirteen weeks ended November 30, 2019 compared to the thirteen weeks ended November 24, 2018. The increase is due to the Acquisition of Quest of $3.3 million, Quest integration related costs of $1.4 million, and employee related costs of $1.2 million.

•
Depreciation and amortization. Depreciation and amortization expenses increased $0.6 million, or 32.7%, for the thirteen weeks ended November 30, 2019 compared to the thirteen weeks ended November 24, 2018. The increase is primarily due to amortization for the intangible assets recognized in the Acquisition of Quest of $0.6 million.

•
Business transaction costs. Business transaction costs increased $25.1 million for the thirteen weeks ended November 30, 2019 compared to the thirteen weeks ended November 24, 2018. The $26.2 million recorded in the thirteen weeks ended November 30, 2019 is comprised of expenses related to the Acquisition of Quest.

•
Loss in fair value change of contingent consideration - TRA liability. The thirteen weeks ended November 24, 2018 included a loss in fair value change of contingent consideration of $0.5 million. The TRA liability was settled in the first quarter of fiscal 2019.

Interest income. Interest income increased $0.6 million for the thirteen weeks ended November 30, 2019 compared to the thirteen weeks ended November 24, 2018, due to higher cash balances and investment interest rates.

Interest expense. Interest expense increased $1.7 million for the thirteen weeks ended November 30, 2019 compared to the thirteen weeks ended November 24, 2018, due to the higher term loan principal amount of $460.0 million for a portion of the quarter.

Gain on settlement of TRA liability. The Company recorded a $1.5 million gain in connection with the settlement of the TRA liability in the thirteen weeks ended November 24, 2018.

Gain (loss) on foreign currency transactions. A gain of $0.0 million in foreign currency transactions was recorded for the thirteen weeks ended November 30, 2019 compared to a foreign currency loss of $0.4 million for the thirteen weeks ended November 24, 2018. The change relates to changes in foreign currency rates related to international operations.

Income tax (benefit) expense. Income tax expense decreased $6.4 million, for the thirteen weeks ended November 30, 2019 compared to the thirteen weeks ended November 24, 2018. The decrease in our income tax expense is primarily driven by non-deductible transaction costs, the one-time tax impact of the settlement of the TRA liability during the thirteen week period ended November 24, 2018, and other permanent differences.

Adjusted EBITDA. Adjusted EBITDA increased $5.1 million, or 19.1%, for the thirteen weeks ended November 30, 2019 compared to the thirteen weeks ended November 24, 2018. The increase is primarily due to higher gross profit and the Acquisition of Quest, partially offset by higher operating expenses adjusted for business transaction costs. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Reconciliation of Adjusted EBITDA

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net (loss) income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines Adjusted EBITDA (earnings before interest, tax, depreciation, and amortization) as net (loss) income before interest income, interest expense, income tax expense (benefit), depreciation and amortization with further adjustments to exclude the following items: business transaction costs, stock-based compensation expense, inventory step-up, integration costs, non-core legal costs, loss in fair value change of contingent consideration - TRA liability, gain on settlement of TRA liability and other non-core expenses. The Company believes that the inclusion of these supplementary adjustments in presenting Adjusted EBITDA, when used in conjunction with net (loss) income, are appropriate to provide additional information to investors, reflects more accurately operating results of the on-going operations, enhances the overall understanding of past financial performance and future prospects and allows for greater transparency with respect to the key metrics the Company uses in its financial and operational decision making. The Company also believes that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

The following unaudited tables below provide a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, which is net (loss) income, for the thirteen weeks ended November 30, 2019 and November 24, 2018:

Adjusted EBITDA Reconciliation: (in thousands)	Thirteen Weeks Ended
	November 30, 2019	November 24, 2018
Net (loss) income	$(4,793)	$15,257
Interest income	(1,379)	(781)
Interest expense	4,969	3,261
Income tax (benefit) expense	(1,729)	4,625
Depreciation and amortization	2,525	1,886
EBITDA	(407)	24,248
Business transaction costs	26,159	1,039
Stock-based compensation expense	1,673	1,061
Inventory step-up	2,437	—
Integration of Quest	1,438	—
Non-core legal costs	479	942
Loss in fair value change of contingent consideration - TRA liability	—	533
Gain on settlement of TRA liability	—	(1,534)
Other (1)	16	411
Adjusted EBITDA	$31,795	$26,700
(1) Other items consist principally of exchange impact of foreign currency transactions, frozen licensing media and other expenses.

Reconciliation of Adjusted Diluted Earnings Per Share

Adjusted Diluted Earnings per Share. Adjusted Diluted Earnings per Share is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to diluted earnings per share as an indicator of operating performance. Simply Good Foods defines Adjusted Diluted Earnings Per Share as diluted earnings (loss) per share before depreciation and amortization, business transaction costs, stock-based compensation expense, inventory step-up, integration costs, non-core legal costs, change in fair value of contingent consideration - TRA liability, gain on settlement of TRA liability and other non-core expenses, on a theoretical tax effected basis of such adjustments at an assumed statutory rate. The Company believes that the inclusion of these supplementary adjustments in presenting Adjusted Diluted Earnings per Share, when used in conjunction with diluted earnings per share, are appropriate to provide additional information to investors, reflects more accurately operating results of the on-going operations, enhances the overall understanding of past financial performance and future prospects and allows for greater transparency with respect to the key metrics the Company uses in its financial and operational decision making. The Company also believes that Adjusted Diluted Earnings per Share is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. Adjusted Diluted Earnings per Share may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

The following unaudited tables below provide a reconciliation of Adjusted Diluted Earnings Per Share to its most directly comparable GAAP measure, which is diluted earnings per share, for the thirteen weeks ended November 30, 2019 and November 24, 2018:

	Thirteen Weeks Ended
	November 30, 2019	November 24, 2018
Diluted earnings (loss) per share	$(0.05)	$0.18

Depreciation and amortization	0.02	0.02
Business transaction costs	0.22	0.01
Stock-based compensation expense	0.01	0.01
Inventory step-up	0.02	—
Integration of Quest	0.01	—
Non-core legal costs	—	0.01
Loss (gain) in fair value change of contingent consideration - TRA liability	—	—
Gain on settlement of TRA liability	—	(0.01)
Other (1)	—	—
Net loss impact on diluted earnings per share	(0.01)	—
Adjusted diluted earnings per share	$0.22	$0.22
(1) Other items consist principally of exchange impact of foreign currency transactions, frozen licensing media and other expenses.

Liquidity and Capital Resources

Overview

We have historically funded our operations with cash flow from operations and, when needed, with borrowings under our credit facilities. Our principal uses of cash have been debt service and working capital.

We had $72.7 million in cash and cash equivalents as of November 30, 2019. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months.

Debt and Credit Facilities

On July 7, 2017, the Company entered into a credit agreement with Barclays Bank PLC and other parties (the “Credit Agreement”). The Credit Agreement provides for (i) a term facility of $200.0 million (“Term Facility”) with a seven year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five year maturity. Substantially concurrent with the consummation of the Acquisition of Atkins, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn. The interest rate per annum was based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for the Term Loan subject to a floor of 1.00% or (y) 3.00% margin for the Revolving Credit Facility. As security for the payment or performance of its debt, the Company has pledged certain equity interests in its subsidiaries.

On March 16, 2018 (the “Amendment Date”), the Company entered into an amendment (the “Repricing Amendment”) to the Credit Agreement. As a result of the Repricing Amendment, the interest rate on the Term Loan was reduced and, as of the Amendment Date, such loans had an interest rate equal to, at the Company’s option, either LIBOR plus an applicable margin of 3.50% or a base rate plus an applicable margin of 2.50%. The Repricing Amendment did not change the interest rate on the Revolving Credit Facility. The Revolving Credit Facility continued to bear interest based upon the Company’s consolidated net leverage ratio as of the last financial statements delivered to the administrative agent. No additional debt was incurred, or any proceeds received, by the Company in connection with the Repricing Amendment. The incremental fees paid to the administrative agent are reflected as additional debt discount and are amortized over the terms of the long-term financing agreements using the effective-interest method.

On November 7, 2019, the Company entered into an Amendment No. 2 to the Credit Agreement with Barclays Bank (the “Credit Agreement Amendment”). Pursuant to the Credit Agreement Amendment, the Borrowers established an incremental term facility, which increased the Applicable Rate (as defined in the Credit Agreement) with respect to the Initial Term Loans (as defined in the Credit Agreement) outstanding immediately prior to November 7, 2019 (the “Existing Term Loans”) to equal the Applicable Rate with respect to the 2019 Incremental Term Loans (as defined in the Credit Agreement). The proceeds of the 2019 Incremental Term Loans received by the Borrowers were used to fund, in part the obligations under the Purchase Agreement and outstanding indebtedness of the Target Companies and their subsidiaries.

The Applicable Rate per annum applicable to the loans under the Credit Agreement Amendment is (i) prior to the Amendment No. 2 Effective Date (as defined in the Credit Agreement), with respect to any Initial Term Loan that is an ABR Loan, 2.50% per annum, and with respect to any Initial Term Loan that is a Eurodollar Loan (as defined in the Credit Agreement), 3.50% per annum, and (ii) on and after the Amendment No. 2 Effective Date, with respect to any Initial Term Loan that is an ABR Loan (as defined in the Credit Agreement), 2.75% per annum, and with respect to any Initial Term Loan that is a Eurodollar Loan, 3.75% per annum. The 2019 Incremental Term Loans will mature on the maturity date applicable to the Initial Term Loans, which date is July 7, 2024.

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the Credit Agreement) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the Credit Agreement may result in an event of default. The Company was in compliance with all financial covenants under the Credit Agreement as of November 30, 2019 and August 31, 2019.

At November 30, 2019, the outstanding principal balance of the Term Loan was $655.5 million and there were no cash amounts drawn against the Revolving Credit Facility.

Public Equity Offering

On October 9, 2019, we completed an underwritten public offering of 13,379,205 shares of our common stock at a price to the public of $26.35 per share. The Company paid underwriting discounts and commissions of $0.19 per share resulting in net proceeds to us of $26.16 per share (the “Offering”), or approximately $350.0 million. The Company paid $0.8 million for legal, accounting and registrations fees related to the Offering. The net proceeds were used to pay a portion of the purchase price and related fees and expenses for the Acquisition of Quest.

Acquisition of Quest

On August 21, 2019, Atkins entered into the Purchase Agreement with the Target Companies, VMG Voyage Holdings, LLC, VMG Tax-Exempt II, L.P., Voyage Employee Holdings, LLC, and other sellers defined in the Purchase Agreement. On November 7, 2019, pursuant to the Purchase Agreement, Atkins completed the Acquisition of Quest for a cash purchase price at closing of $988.9 million, subject to customary post closing adjustments.

The Acquisition of Quest was funded by the Company through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from the Offering, and $443.6 million of new term loan debt from borrowings under the Incremental Facility Amendment. Included within the Business transaction costs line item of the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as of November 30, 2019 are $14.5 million of transaction advisory fees related to the Acquisition of Quest, $3.2 million of unused banker commitment fees, $6.1 million of non-deferrable debt issuance costs for the Incremental Facility Amendment, and $2.3 million of other costs including legal, due diligence, and accounting fees.

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

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Thirteen Weeks Ended
	November 30, 2019	November 24, 2018
Net cash (used in) provided by operating activities	$(7,928)	$12,948
Net cash (used in) investing activities	$(985,731)	$(494)
Net cash provided by financing activities	$800,071	$86,549

Operating activities. Our net cash used in operating activities was $7.9 million for the period ended November 30, 2019, an increase in cash used of $20.9 million, compared to net cash provided by operating activities of $12.9 million for the period ended November 24, 2018. The increase in cash used was primarily driven by significant business transaction costs, changes in working capital and the Acquisition of Quest.

Investing activities. Our net cash used in investing activities was $985.7 million for the period ended November 30, 2019, which was an increase in cash used of $985.2 million compared to cash used in the investing activities of the Company for the period ended November 24, 2018. The increase is primarily due to the Acquisition of Quest of $984.2 million, net of cash acquired.

Financing activities. Our net cash provided by financing activities was $800.1 million for the period ended November 30, 2019, compared to net cash provided by financing activities of $86.5 million for the period ended November 24, 2018. Net cash provided by financing activities for the period ended November 30, 2019 includes gross proceeds of $352.5 million from the Company's Offering offset by issuance costs of $3.3 million and proceeds from the term loan borrowing of $460.0 million offset by issuance costs of $8.2 million.

Contractual Obligations

On November 7, 2019, the Company entered the Incremental Facility Amendment to increase the principal borrowed under the Term Facility by $460.0 million. In addition, as a result of the Acquisition of Quest, the Company incurred additional lease obligations. The Company's contractual obligations relating to debt and leases at November 30, 2019 are included in the table below.

	Payments due by period
(in thousands)	Total	Year 1	Years 2-3	Years 4-5	Thereafter
Long-term debt obligations	$655,500	$5,029	$13,412	$637,059	$—
Interest payments	164,993	36,401	71,681	56,912	—
Operating leases	32,791	5,622	9,443	6,851	10,875
Finance leases	1,285	313	627	345	—
Total	$854,569	$47,366	$95,162	$701,167	$10,875

As of November 30, 2019, there were no other material changes to our contractual obligations and commercial commitments outside the ordinary course of business. Refer to the Annual Report for additional information regarding our contractual obligations.

Off-Balance Sheet Arrangements

As of November 30, 2019, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

 For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report. The adoption of ASC Topic 842 resulted in a change to our lease accounting policy, as discussed in Note 9 of our condensed consolidated financial statements in this Report. There have been no other significant changes to our critical accounting policies since August 31, 2019. Refer to Note 2 of our unaudited interim condensed consolidated financial statements in this Report for further information regarding recently issued accounting standards.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk exposure during the thirteen week period ended November 30, 2019.  For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2019, the Company’s disclosure controls and procedures were effective.

As discussed above, on November 7, 2019, we completed the Acquisition of Quest. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Quest and its affiliated entities. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. Quest and its affiliated entities accounted for 47.5% of our total assets and 11.2% of our net sales as of and for the thirteen weeks ended November 30, 2019.

Changes in Internal Control over Financial Reporting

As a result of the Acquisition of Quest, we have commenced a project to evaluate the processes and procedures of Quest’s internal control over financial reporting and incorporate Quest’s internal control over financial reporting into our internal control over financial reporting framework. In addition, as a result of the Acquisition of Quest, we have implemented new processes and controls over accounting for an acquisition, including determining the fair value of the assets acquired, liabilities assumed and adjustments to the fair value of contingent consideration.

During the quarter ended November 30, 2019, we established new controls related to our accounting policies and procedures as part of our adoption of ASU No. 2016-02, Leases (Topic 842). These internal controls include controls around the determination of appropriate discount rates, lease terms, and other risks related to judgments made in lease classification and recognition.

Except for the activities described above, there were no changes in our internal control over financial reporting during the quarter ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Amendment No. 2 (Incremental Facility Amendment), dated as of November 7, 2019, by and among Atkins Intermediate Holdings, LLC, a Delaware limited liability company, Conyers Park Acquisition Corp., a Delaware corporation, Atkins Nutritionals, Inc., a New York corporation, Atkins Nutritionals Holdings, Inc., a Delaware corporation, Atkins Nutritionals Holdings II, Inc., a Delaware corporation, NCP-ATK Holdings, Inc., a Delaware corporation and the financial institutions set forth on Schedule A thereto as Additional Term Lenders, and acknowledged by Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 7, 2019).

10.2†
First Amendment to Amended and Restated Employment Agreement, dated October 16, 2019, between The Simply Good Foods Company and Joseph E. Scalzo. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 18, 2019).

10.3†
Employment Agreement, dated November 5, 2019, between Quest Nutrition, LLC and David Ritterbush (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-38115) filed on November 7, 2019).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
† Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	January 9, 2020	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)