Form 10-Q
period 2020-02-29
Simply Good Foods Co
filed 2020-04-06
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2020

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

As of April 3, 2020, there were 95,378,514 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 29, 2020

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share data)

	February 29, 2020	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$46,115	$266,341
Accounts receivable, net	89,966	44,240
Inventories	79,552	38,085
Prepaid expenses	5,183	2,882
Other current assets	14,818	6,059
Total current assets	235,634	357,607

Long-term assets:
Property and equipment, net	12,008	2,456
Intangible assets, net	1,149,410	306,139
Goodwill	570,716	471,427
Other long-term assets	33,580	4,021
Total assets	$2,001,348	$1,141,650

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,018	$15,730
Accrued interest	1,868	1,693
Accrued expenses and other current liabilities	34,139	29,933
Current maturities of long-term debt	264	676
Total current liabilities	74,289	48,032

Long-term liabilities:
Long-term debt, less current maturities	624,076	190,259
Deferred income taxes	77,683	65,383
Other long-term liabilities	28,267	532
Total liabilities	804,315	304,206
See commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 95,476,537 and 81,973,284 issued at February 29, 2020 and August 31, 2019, respectively	955	820
Treasury stock, 98,234 and 98,234 shares at cost at February 29, 2020 and August 31, 2019, respectively	(2,145)	(2,145)
Additional paid-in-capital	1,087,506	733,775
Retained earnings	111,694	105,830
Accumulated other comprehensive loss	(977)	(836)
Total stockholders’ equity	1,197,033	837,444
Total liabilities and stockholders’ equity	$2,001,348	$1,141,650
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Net sales	$227,101	$123,800	$379,254	$244,731
Cost of goods sold	141,707	74,145	231,654	143,156
Gross profit	85,394	49,655	147,600	101,575

Operating expenses:
Selling and marketing	27,041	14,729	45,475	30,048
General and administrative	28,103	13,732	46,248	25,730
Depreciation and amortization	4,287	1,902	6,740	3,751
Business transaction costs	694	290	26,853	1,329
Loss in fair value change of contingent consideration - TRA liability	—	—	—	533
Total operating expenses	60,125	30,653	125,316	61,391

Income from operations	25,269	19,002	22,284	40,184

Other (expense) income:
Interest income	85	884	1,464	1,665
Interest expense	(10,589)	(3,344)	(15,558)	(6,605)
Gain on settlement of TRA liability	—	—	—	1,534
Gain (loss) on foreign currency transactions	(194)	130	(178)	(268)
Other income	8	77	45	121
Total other expense	(10,690)	(2,253)	(14,227)	(3,553)

Income before income taxes	14,579	16,749	8,057	36,631
Income tax expense	3,922	4,027	2,193	8,652
Net income	$10,657	$12,722	$5,864	$27,979

Other comprehensive income:
Foreign currency translation adjustments	(141)	(179)	(141)	(37)
Comprehensive income	$10,516	$12,543	$5,723	$27,942

Earnings per share from net income:
Basic	$0.11	$0.16	$0.06	$0.35
Diluted	$0.11	$0.15	$0.06	$0.33
Weighted average shares outstanding:
Basic	95,339,489	81,900,352	92,524,061	79,595,330
Diluted	100,336,571	85,350,196	97,597,614	84,062,479
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Twenty-Six Weeks Ended
	February 29, 2020	February 23, 2019
Operating activities
Net income	$5,864	$27,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,119	3,825
Amortization of deferred financing costs and debt discount	1,569	668
Stock compensation expense	3,795	2,478
Loss on fair value change of contingent consideration - TRA liability	—	533
Gain on settlement of TRA liability	—	(1,534)
Unrealized (gain) loss on foreign currency transactions	178	268
Deferred income taxes	2,485	8,463
Loss on disposal of property and equipment	—	6
Amortization of operating lease right-of-use asset	1,652	—
Other	789	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(19,062)	(8,774)
Inventories	768	(15,855)
Prepaid expenses	(873)	(384)
Other current assets	(5,808)	(2,092)
Accounts payable	(2,953)	6,143
Accrued interest	175	1,949
Accrued expenses and other current liabilities	(8,760)	(1,810)
Other assets and liabilities	(1,824)	(32)
Net cash (used in) provided by operating activities	(14,886)	21,831

Investing activities
Purchases of property and equipment	(481)	(887)
Issuance of note receivable	(1,250)	—
Acquisition of business, net of cash acquired	(984,201)	—
Net cash (used in) investing activities	(985,932)	(887)

Financing activities
Proceeds from option exercises	931	361
Tax payments related to issuance of restricted stock units	(80)	(5)
Payments on finance lease obligations	(157)	—
Cash received from warrant exercises	—	113,464
Repurchase of common stock	—	(127)
Settlement of TRA liability	—	(26,468)
Principal payments of long-term debt	(21,000)	(1,000)
Proceeds from issuance of common stock	352,542	—
Equity issuance costs	(3,323)	—
Proceeds from issuance of long term debt	460,000	—
Deferred financing costs	(8,208)	—
Net cash provided by financing activities	780,705	86,225

Cash and cash equivalents
Net (decrease) increase in cash	(220,113)	107,169
Effect of exchange rate on cash	(113)	(243)
Cash at beginning of period	266,341	111,971
Cash and cash equivalents at end of period	$46,115	$218,897

	Twenty-Six Weeks Ended
	February 29, 2020	February 23, 2019
Supplemental disclosures of cash flow information
Cash paid for interest	$13,814	$3,988
Cash paid for taxes	$4,345	$420
Non-cash investing and financing transaction
Operating lease right-of-use assets recognized at ASU No 2016-02 transition	$5,102	$—
Finance lease right-of-use assets recognized at ASU No 2016-02 transition	$1,185	$—
Operating lease right-of-use assets recognized after ASU No 2016-02 transition	$2,733	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 31, 2019	81,973,284	$820	98,234	$(2,145)	$733,775	$105,830	$(836)	$837,444
Net loss	—	—	—	—	—	(4,793)	—	(4,793)
Stock-based compensation	—	—	—	—	1,673	—	—	1,673
Foreign currency translation adjustments	—	—	—	—	—	—	—	—
Public equity offering	13,379,205	134	—	—	349,085	—	—	349,219
Shares issued upon vesting of Restricted Stock Units	46,911	—	—	—	(70)	—	—	(70)
Exercise of options to purchase common stock	17,372	—	—	—	208	—	—	208
Balance at November 30, 2019	95,416,772	$954	98,234	$(2,145)	$1,084,671	$101,037	$(836)	$1,183,681
Net income	—	—	—	—	—	10,657	—	10,657
Stock-based compensation	—	—	—	—	2,122	—	—	2,122
Foreign currency translation adjustments	—	—	—	—	—	—	(141)	(141)
Shares issued upon vesting of Restricted Stock Units	771	—	—	—	(10)	—	—	(10)
Exercise of options to purchase common stock	58,994	1	—	—	723	—	—	724
Balance at February 29, 2020	95,476,537	$955	98,234	$(2,145)	$1,087,506	$111,694	$(977)	$1,197,033

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at August 25, 2018	70,605,675	$706	—	$—	$614,399	$58,294	$(798)	$672,601
Net income	—	—	—	—	—	15,257	—	15,257
Stock-based compensation	—	—	—	—	1,061	—	—	1,061
Foreign currency translation adjustments	—	—	—	—	—	—	142	142
Shares issued upon vesting of Restricted Stock Units	67,500	1	—	—	(1)	—	—	—
Exercise of options to purchase common stock	4,444	—	—	—	53	—	—	53
Warrant Conversion	11,200,299	112	—	—	113,352	—	—	113,464
Balance at November 24, 2018	81,877,918	$819	—	$—	$728,864	$73,551	$(656)	$802,578
Net income	—	—	—	—	—	12,722	—	12,722
Stock-based compensation	—	—	—	—	1,417	—	—	1,417
Repurchase of common stock	—	—	6,729	(127)	—	—	—	(127)
Foreign currency translation adjustments	—	—	—	—	—	—	(179)	(179)
Shares issued upon vesting of Restricted Stock Units	505	—	—	—	(5)	—	—	(5)
Exercise of options to purchase common stock	36,790	—	—	—	308	—	—	308
Balance at February 23, 2019	81,915,213	$819	6,729	$(127)	$730,584	$86,273	$(835)	$816,714
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

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified to conform to the current year presentation including (i) Selling and Marketing expenses, which have been combined as Selling and marketing on the Consolidated Statements of Operations and Comprehensive Income and (ii) other operating expense, which has been combined with General and administrative expense on the Consolidated Statements of Operations and Comprehensive Income.

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

Change in Accounting Principle

During the fourth quarter ended August 31, 2019, the Company changed its accounting principle related to the presentation of third party delivery costs associated with shipping and handling activities previously included as operating expenses in Distribution in the Consolidated Statements of Operations and Comprehensive Income. The Company now presents these expenses within Cost of goods sold in the Consolidated Statements of Operations and Comprehensive Income. In connection with the change in accounting principle, the Company also changed its definition of shipping and handling costs to include costs paid to third-party warehouse operators associated with delivering product to a customer, previously included in General and administrative, and Depreciation and amortization of the assets at the third-party warehouse, previously included in Depreciation and amortization. Under the previous definition of shipping and handling costs, the Company only included delivery costs in Distribution. The effect of the adjustment is as follows:

Thirteen Weeks Ended February 23, 2019	As Reported	Change in Accounting Principle and Presentation	Other Operating Expense	As Adjusted
Cost of goods sold	$66,166	7,979	—	$74,145
Distribution	$5,797	(5,797)	—	$—
General and administrative	$15,855	(2,145)	22	$13,732
Depreciation and amortization	$1,939	(37)	—	$1,902

Twenty-Six Weeks Ended February 23, 2019	As Reported	Change in Accounting Principle and Presentation	Other Operating Expense	As Adjusted
Cost of goods sold	$127,986	15,170	—	$143,156
Distribution	$11,081	(11,081)	—	$—
General and administrative	$29,724	(4,016)	22	$25,730
Depreciation and amortization	$3,825	(74)	—	$3,751

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The amendments of this ASU should be applied on a prospective basis. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

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

On September 1, 2019, we adopted ASU No. 2016-02, Leases (“Topic 842”) using the alternative transition method under ASU No. 2018-11, which permits application of the new guidance at the beginning of the period of adoption, with comparative periods continuing to be reporting under Topic 840. Upon adoption of the new standard as of the first day of fiscal 2020, the Company recorded the following within the Condensed Consolidated Balance Sheet: operating lease right of use assets of $5.1 million included within Other long-term assets, current operating lease liabilities of $2.0 million included within Accrued expenses and other current liabilities, long-term operating lease liabilities of $3.8 million included within Other long-term liabilities, finance lease right of use assets of $1.2 million included within Property and equipment, net, current finance lease liabilities of $0.2 million included within Current maturities of long term debt, and long-term finance lease liabilities of $1.0 million included within Long-term debt less current maturities. Following the Acquisition of Quest, the Company recorded the following amounts in the Condensed Consolidated Balance Sheet as of the closing date: operating lease right of use assets of $21.1 million included within Other long-term assets, current operating lease liabilities of $2.0 million included within Accrued expenses and other current liabilities, and long-term operating lease liabilities of $18.9 million included within Other long-term liabilities. The adoption of these ASUs did not result in a cumulative-effect adjustment to the opening balance of retained earnings.

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

The Acquisition of Quest was funded by the Company through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from an underwritten public offering of common stock, and $443.6 million in new term loan debt. A total of $26.9 million is included within the Business transaction costs line item of the Consolidated Statements of Operations and Comprehensive Income for twenty-six weeks ended February 29, 2020 including $14.5 million of transaction advisory fees related to the Acquisition of Quest, $3.2 million of banker commitment fees, $6.1 million of non-deferrable debt issuance costs related to the incremental term loan, and $3.1 million of other costs including legal, due diligence, and accounting fees.

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

(In thousands)
Assets acquired:
Cash and cash equivalents	$4,745
Accounts receivable, net	26,537
Inventories	43,091
Prepaid assets	1,214
Other current assets	3,821
Property and equipment, net(1)	10,363
Intangible assets, net(2)	848,375
Other long-term assets	20,997
Liabilities assumed:
Accounts payable	25,200
Other current liabilities	11,237
Deferred income taxes(3)	14,158
Other long-term liabilities	18,891
Total identifiable net assets	889,657
Goodwill(4)	99,289
Total assets acquired and liabilities assumed	$988,946

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
(3) As a result of the increase in the fair value of the identifiable intangible asset, the deferred income tax liability was increased by $14.2 million.
(4) Goodwill was recorded at fair value consistent with ASC 820 as a result of the Acquisition of Quest. Amounts recorded for goodwill created in an acquisition structured as a stock purchase for tax are generally not expected to be deductible for tax purposes. Amounts recorded for goodwill resulting in a tax basis step-up are generally expected to be deductible for tax purposes. Tax deductible Goodwill is estimated to be $79.7 million. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

The purchase price is pending finalization per the terms of the Purchase Agreement. The final determination of the fair value of the assets acquired and liabilities assumed is expected to be completed as soon as practicable after completion of the Acquisition of Quest, including a period of time to finalize working capital adjustments and tax attributes. During the thirteen weeks ended February 29, 2020, a fair value measurement period adjustment of $3.3 million was recorded primarily related to accounts receivable, net. The final fair value determination of the assets acquired and liabilities assumed will be completed prior to one year from the transaction completion, consistent with ASC 805.

The results of Quest's operations have been included in the Simply Good Foods' Consolidated Financial Statements since November 7, 2019, the date of acquisition. The following table provides net sales from the acquired Quest business included in the Company's results:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	February 29, 2020	February 29, 2020
Net sales	$88,305	$105,387

Unaudited Pro Forma Financial Information

Pro forma financial information is not intended to represent or be indicative of the actual results of operations of the combined business that would have been reported had the Acquisition of Quest been completed at the beginning of the fiscal year 2019, nor is it representative of future operating results of the Company.

This unaudited pro forma combined financial information is prepared based on Article 11 of Regulation S-X period end guidance. The Company and the legacy Quest entity have different fiscal year ends, with Simply Good Foods’ fiscal year being the last Saturday of August while the legacy Quest business fiscal year end was December 31. Because the year ends differ by more than 93 days, Quest's financial information is required to be adjusted to a period within 93 days of Simply Good Foods’ fiscal period end. For the purposes of preparing the unaudited pro forma combined financial information for the thirteen weeks ended February 23, 2019, Quest’s unaudited consolidated statement of operations for the three months ended December 31, 2018 was derived by deducting the historical unaudited consolidated statement of operations for the nine months ended September 30, 2018, from the unaudited consolidated statement of operations for the fiscal year ended December 31, 2018. For the purposes of preparing the unaudited pro forma combined financial information for the twenty-six weeks ended February 23, 2019, Quest’s unaudited consolidated statement of operations for the six months ended December 31, 2018 was derived by deducting the historical unaudited consolidated statement of operations for the six months ended June 30, 2018, from the unaudited consolidated statement of operations for the fiscal year ended December 31, 2018.

In addition to the above period end adjustments, the pro forma results include certain adjustments, as required under ASC 805, which are different than Article 11 pro forma requirements. ASC 805 requires pro forma adjustments to reflect the effects of fair value adjustments, transaction costs, capital structure changes, the tax effects of such adjustments, and also requires nonrecurring adjustments be prepared as though the Acquisition of Quest had occurred as of the beginning of the earliest period presented. The adjustments to the historical Quest financial results include the exclusion of legacy derivatives and interest expense that were settled in the execution of the Acquisition of Quest. Additional adjustments include non recurring transaction costs and the portion of the inventory fair value adjustment recorded by the Company during the thirteen weeks ended and twenty-six weeks ended February 29, 2020. Both periods were further adjusted to reflect a full period of (a) fair value adjustments related to inventory and incremental customer relationship amortization, (b) interest expense with the higher principal and interest rates associated with the Company's new term loan debt incurred to finance, in part, the Acquisition of Quest, and (c) the effects of the adjustments on income taxes and net income.

The following unaudited pro forma combined financial information presents combined results of the Company and Quest as if the Acquisition of Quest has occurred at the beginning of fiscal 2019:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Revenue	$227,101	$202,802	$447,657	$392,747
Gross profit	$90,479	$75,361	$178,667	$136,948
Net income (loss)	$15,049	$11,837	$30,697	$(7,246)

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

The Company utilizes third-party contract manufacturers for the manufacture of its products. The Company has evaluated whether the Company is the principal or agent in these relationships. The Company has determined that it is the principal in all cases, as it maintains the responsibility for fulfillment, risk of loss and establishes the price.

The Company has elected the following practical expedients in accordance with ASC Topic 606:

•
Shipping and handling costs—We have elected to account for shipping and handling costs incurred to deliver products to customers as fulfillment activities, rather than a promised service. As such, fulfillment costs are included in Cost of goods sold in our Condensed Consolidated Statements of Operations and Comprehensive Income.

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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Net sales
North America	$131,435	$117,946	$259,247	$232,552
International	7,361	5,854	14,620	12,179
Total Atkins	138,796	123,800	273,867	244,731

Quest(1)	88,305	—	105,387	—

Total	$227,101	$123,800	$379,254	$244,731
(1) Quest net sales are primarily in North America.

5. Goodwill and Intangibles

Changes to goodwill during the twenty-six weeks ended February 29, 2020 were as follows:

Total
Balance as of August 31, 2019	$471,427
Acquisition of business	99,289
Balance as of February 29, 2020	$570,716

The change in the Company's Goodwill from August 31, 2019 to February 29, 2020 is the result of the acquisition method of accounting related to the Acquisition of Quest, as described in Note 3. There were no impairment charges related to goodwill during this period or since the inception of the Company.

Intangible assets, net in our Condensed Consolidated Balance Sheets consist of the following:

				February 29, 2020
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$962,000	$—	$962,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	12,703	161,297
Proprietary recipes and formulas	7 years			7,000	2,631	4,369
Licensing agreements	14 years			22,000	4,134	17,866
Software and website development costs	3	-	5 years	5,612	1,940	3,672
Intangible assets in progress	3	-	5 years	206	—	206
				$1,170,818	$21,408	$1,149,410

		August 31, 2019
(In thousands)	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	8,382	50,618
Proprietary recipes and formulas	7 years	7,000	2,131	4,869
Licensing agreements	14 years	22,000	3,348	18,652
		$320,000	$13,861	$306,139

Intangible assets, net changed due to amortization expense and the Acquisition of Quest. Amortization expense related to intangible assets during the thirteen weeks ended February 29, 2020 and February 23, 2019 were $3.9 million and $1.6 million, respectively. Amortization expense related to intangible assets during the twenty-six weeks ended February 29, 2020 and February 23, 2019 were $6.2 million and $3.3 million, respectively.

Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands by fiscal year)
Remainder of 2020	$7,782
2021	15,327
2022	15,094
2023	14,829
2024	14,281
2025 and thereafter	119,891
Total	$187,204

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

On November 7, 2019, the Company entered into an amendment (the “Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $460.0 million. The Term Facility together with the incremental borrowing make up the Initial Term Loans (as defined in the Incremental Facility Amendment) and as of the Amendment No. 2 Effective Date (as defined in the Incremental Facility Amendment), the Initial Term Loans bear interest at a rate equal to, at the Company's option, either LIBOR plus an applicable margin of 3.75% or a base rate plus an applicable margin of 2.75%. The Incremental Facility Amendment was executed to partially finance the Acquisition of Quest. No amounts under the Term Facility were repaid as a result of the execution of the Incremental Facility Amendment.

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the Credit Agreement) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the Credit Agreement may result in an event of default. The Company was in compliance with all financial covenants under the Credit Agreement as of February 29, 2020 and August 31, 2019.

At February 29, 2020 and August 31, 2019, there were no cash amounts drawn against the Revolving Credit Facility. Long-term debt consists of the following:

(In thousands)	February 29, 2020	August 31, 2019
Term Loan (effective rate of 5.4% at February 29, 2020)	$635,500	$196,500
Finance lease liabilities (effective rate of 5.6% at February 29, 2020)	1,050	—
Less: Deferred financing fees	12,210	5,565
Total debt	624,340	190,935
Less: Current maturities, net of deferred financing fees of $0.0 million at February 29, 2020 and $1.3 million at August 31, 2019	—	676
Current finance lease liabilities	264	—
Long-term debt, net of deferred financing fees	$624,076	$190,259

The Company is not required to make principal payments over the twelve months following the period ended February 29, 2020.

As of February 29, 2020, the Company had letters of credit in the amount of $5.0 million outstanding. Our letters of credit offset against the availability of the Revolving Credit Facility. These letters of credit exist to support two of the Company's leased buildings and insurance programs relating to workers' compensation. No amounts were drawn against these letters of credit at February 29, 2020.

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of February 29, 2020 and August 31, 2019, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

A loss of $0.5 million was charged to the Loss in fair value change of contingent consideration - TRA liability for the twenty-six weeks ended February 23, 2019. The Company settled the Income Tax Receivable Agreement (the “TRA”) during the twenty-six weeks ended February 23, 2019, which resulted in a $1.5 million gain. Following the settlement of the TRA liability, the Company did not have any Level 3 financial assets or liabilities.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of February 29, 2020 and August 31, 2019 due to the relatively short maturity of these instruments.

8. Income Taxes

Effective Tax Rate

The following table shows the tax expense and the effective tax rate for the twenty-six weeks ended February 29, 2020 and February 23, 2019 resulting from operations:

	Twenty-Six Weeks Ended
(In thousands)	February 29, 2020	February 23, 2019
Income before income taxes	$8,057	$36,631
Provision for income taxes	$2,193	$8,652
Effective tax rate	27.2%	23.6%

The effective tax rate for the twenty-six week period ended February 29, 2020 is higher than the effective tax rate for the twenty-six week period ended February 23, 2019 by 3.6%, which is primarily driven by non-deductible transaction costs, the one-time tax impact of the settlement of the TRA liability during the twenty-six week period ended February 23, 2019, and other permanent differences.

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

The components of lease expense were as follows:

		Thirteen Weeks Ended	Twenty-Six Weeks Ended
(in thousands)	Statement of Operations Caption	February 29, 2020	February 29, 2020
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$1,441	$2,247
Variable lease cost (1)	Cost of goods sold and General and administrative	426	736
Operating lease cost		1,867	2,983

Short term lease cost	General and administrative	18	24

Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	66	136
Interest on lease liabilities	Interest expense	16	32
Total finance lease cost		82	168

Total lease cost		$1,967	$3,175
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

The gross amounts of assets and liabilities related to both operating and finance leases are as follows:

(in thousands)	Balance Sheet Caption	February 29, 2020
Assets
Operating lease right of use assets	Other long-term assets	$27,072
Finance lease right of use assets	Property and equipment, net	1,049
Total lease assets		$28,121

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$3,947
Finance lease liabilities	Current maturities of long-term debt	264
Long-term:
Operating lease liabilities	Other long-term liabilities	23,842
Finance lease liabilities	Long-term debt, less current maturities	786
Total lease liabilities		$28,839

Future maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2020	$2,772	$157
2021	5,028	313
2022	4,643	313
2023	3,995	278
2024	3,882	145
Thereafter	14,706	—
Total lease payments	35,026	1,206
Less: Interest	(7,237)	(156)
Present value of lease liabilities	$27,789	$1,050

As of February 29, 2020, we have entered into a lease that has not yet commenced with total future lease payments of $1.5 million over the term of the lease that are not yet recorded on our Consolidated Balance Sheets. The lease will commence in 2020 with a term of 7.3 years.

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at February 29, 2020 is as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.58	3.90
Weighted-average discount rate	5.9%	5.6%

Supplemental and other information related to leases was as follows:

Twenty-Six Weeks Ended
February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,817
Operating cash flows from finance leases	9
Financing cash flows from finance leases	157

Comparative Information as Reported Under Previous Accounting Standards

The following comparative information is reported based upon previous accounting standards in effect for the periods presented.

Future minimum payments under lease arrangements with a remaining term in excess of one year were as follows as of August 31, 2019:

(in thousands)	August 31, 2019
2020	$2,546
2021	1,947
2022	1,677
2023	1,093
2024	87
Thereafter	56
Total	$7,406

For the thirteen weeks ended February 23, 2019 rent expense for operating leases were $0.5 million. For the twenty-six weeks ended February 23, 2019 rent expense for operating leases were $1.1 million.

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

During the fifty-three week period ended August 31, 2019, the Company reserved $3.5 million for the potential settlement of class action litigation concerning certain product label claims. During the twenty-six weeks ended February 29, 2020, the Company reserved an additional $0.3 million. The reserve is included within General and administrative in the Consolidated Statements of Operations and Comprehensive Income.

Other

The Company has entered into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Atkins and Quest brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of February 29, 2020, the Company will be required to make payments of $3.0 million over the next twelve months.

11. Stockholders’ Equity

Public Equity Offering

On October 9, 2019, we completed an underwritten public offering of 13,379,205 shares of our common stock at a price to the public of $26.35 per share. The Company paid underwriting discounts and commissions of $0.19 per share resulting in net proceeds to us of $26.16 per share, or approximately $350.0 million (the “Offering”). The Company paid $0.8 million for legal, accounting and registrations fees related to the Offering. The net proceeds were used to pay a portion of the purchase price and related fees and expenses for the Acquisition of Quest.

Equity Warrants

Prior to the Acquisition of Atkins, Conyers Park issued 6,700,000 private placement warrants. The Company assumed these private placement warrants in connection with the Acquisition of Atkins. As a result of the Acquisition of Atkins, the warrants issued by Conyers Park were no longer exercisable for shares of Conyers Park common stock, but were instead exercisable for common stock of the Company. All other features of the warrants were unchanged. The private placement warrants to purchase 6,700,000 shares of the Company’s common stock remain outstanding.

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

During the twenty-six weeks ended February 29, 2020, the Company did not repurchase any shares of common stock. As of February 29, 2020, approximately $47.9 million remained available under the stock repurchase program.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except per share data)	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Basic earnings per share computation:
Numerator:
Net income	$10,657	$12,722	$5,864	$27,979
Denominator:
Weighted average common shares - basic	95,339,489	81,900,352	92,524,061	79,595,330
Basic earnings per share from net income	$0.11	$0.16	$0.06	$0.35
Diluted earnings per share computation:
Numerator:
Net income	$10,657	$12,722	$5,864	$27,979
Denominator:
Weighted average common shares outstanding - basic	95,339,489	81,900,352	92,524,061	79,595,330
Public and Private Warrants	3,706,986	2,745,135	3,766,141	3,818,870
Employee stock options	1,173,631	664,950	1,194,968	612,304
Non-vested shares	116,465	39,759	112,444	35,975
Weighted average common shares - diluted	100,336,571	85,350,196	97,597,614	84,062,479
Diluted earnings per share from net income	$0.11	$0.15	$0.06	$0.33

Earnings per share calculations for the thirteen weeks ended February 29, 2020 and February 23, 2019 excluded 0.4 million and 0.4 million shares of stock options issuable upon exercise, respectively, that would have been anti-dilutive. Earnings per share calculations for the thirteen weeks ended February 23, 2019 excluded 0.1 million non-vested shares that would have been anti-dilutive.

Earnings per share calculations for the twenty-six weeks ended February 29, 2020 and February 23, 2019 excluded 0.3 million and 0.3 million shares of stock options issuable upon exercise, respectively, that would have been anti-dilutive. Earnings per share calculations for the twenty-six weeks ended February 23, 2019 excluded 0.1 million non-vested shares that would have been anti-dilutive.

13. Omnibus Incentive Plan

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

The Company recorded $2.1 million and $1.4 million of stock-based compensation expense in the thirteen weeks ended February 29, 2020 and February 23, 2019, respectively. The Company recorded $3.8 million and $2.5 million of stock-based compensation expense in the twenty-six weeks ended February 29, 2020 and February 23, 2019, respectively.

Stock Options

The following table summarizes stock option activity for the twenty-six weeks ended February 29, 2020:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of August 31, 2019	2,748,735	$13.35
Granted	194,014	24.20
Exercised	(76,366)	12.20
Forfeited	—	—
Outstanding as of February 29, 2020	2,866,383	$14.11	7.77

Vested and expected to vest as of February 29, 2020	2,866,383	$14.11	7.77

Exercisable as of February 29, 2020	1,520,073	$12.69	7.50

As of February 29, 2020, the Company had $4.3 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.08 years. During the twenty-six week period ended February 29, 2020, the Company received $0.9 million in cash from stock option exercises.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the twenty-six weeks ended February 29, 2020:

	Units	Weighted average grant-date fair value
Non-vested as of August 31, 2019	92,400	$17.50
Granted	132,633	25.49
Vested	(50,927)	18.20
Forfeited	(2,284)	15.87
Non-vested as of February 29, 2020	171,822	$23.49

As of February 29, 2020, the Company had $3.2 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.96 years.

Performance Stock Units

During the twenty-six weeks ended February 29, 2020, the board of directors granted performance stock units under the Company’s equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. Performance stock units were valued using a Monte-Carlo simulation.

The following table summarizes performance stock unit activity for the twenty-six weeks ended February 29, 2020:

	Units	Weighted average grant-date fair value
Non-vested as of August 31, 2019	192,389	$11.93
Granted	121,288	27.39
Vested	—	—
Forfeited	(1,443)	15.74
Non-vested as of February 29, 2020	312,234	$17.92

As of February 29, 2020, the Company had $4.3 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 2.08 years.

Stock Appreciation Rights

Stock appreciation rights ("SARs") permit the holder to participate in the appreciation of the Company's Common Stock price. The Company's SARs settle in shares of Common Stock once the applicable vesting criteria has been met. Stock appreciation rights cliff vest 3 years from the date of grant and must be exercised within 10 years.

The following table summarizes SARs activity for the twenty-six weeks ended February 29, 2020:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of August 31, 2019	—	$—
Granted	150,000	24.20
Exercised	—	—
Forfeited	—	—
Outstanding as of February 29, 2020	150,000	$24.20	9.67

Vested and expected to vest as of February 29, 2020	150,000	$24.20	9.67

Exercisable as of February 29, 2020	—	$—	0.00

As of February 29, 2020, the Company had $0.4 million of total unrecognized compensation cost related to its SARs that will be recognized over a weighted average period of 2.67 years.

14. Segment and Customer Information

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

15. Subsequent Event

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.

As our fiscal second quarter 2020 ended on February 29, 2020, many of the initial economic effects of the early stages of the COVID-19 outbreak in the United States and the federal, state and local government-imposed movement restrictions designed to slow the pace of the outbreak occurred after the close of the quarter. In recent weeks, we have engaged actively with the various elements of our value chain, including our customers, contract manufactures, and logistics and transportation providers to meet demands for our products and to remain informed of any challenges within our value chain. Based on information available to us as of the date of this report, we believe we will be able to deliver our products to meet customer orders on a timely basis, and therefore we expect our products will continue to be available to meet consumer needs. We continue to monitor customer and consumer demands, and intend to adapt our plans as needed to continue to drive our business and meet our obligations during the COVID-19 situation.

We have implemented remote work arrangements and restricted business travel effective mid-March, and to date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

In March 2020, the Company drew $25.0 million against the Revolving Credit Facility to build up inventory and as a precautionary measure to ensure it maintains ample financial flexibility in light of the spread of COVID-19. The Company intends to use the proceeds of the Revolving Credit Facility to meet near-term elevated customer orders in response to COVID-19 as well as to increase finished goods inventory of some of its high velocity items, support working capital and support general corporate purposes. The Company may repay borrowings under the Revolving Credit Facility at any time without penalty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements include, but are not limited to, the effect of the novel coronavirus (COVID-19) on our business, financial condition and results of operations. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. Such risks and uncertainties include those related to our ability to sell our products.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 (“Annual Report”) and our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company’s expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified in Item 1A. “Risk Factors” of this Report below and in Item 1A. “Risk Factors” of our Annual Report. The Company assumes no obligation to update any of these forward-looking statements.

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

Preliminary Observations on the Effects of COVID-19

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic.

As our fiscal second quarter 2020 ended on February 29, 2020, many of the initial economic effects of the early stages of the COVID-19 outbreak in the United States and the federal, state and local government-imposed movement restrictions designed to slow the pace of the outbreak occurred after the close of the quarter. Retail takeaway for our products during the first half of March 2020 increased significantly in connection with a surge in consumer demand for shelf stable food products. However, retail takeaway for our products slowed noticeably in the second half of March, underscoring the unpredictable nature of current consumer purchasing behavior we believe is a result of the current COVID-19 movement restrictions. In contrast to the volatile consumer purchasing patters at retail, ecommerce sales have been strong overall. We believe the severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue during the second half of our fiscal year. We also believe there will likely continue to be volatility in third party reported retail takeaway data for our products due to the ongoing COVID-19 outbreak.

In recent weeks, we have engaged actively with the various elements of our value chain, including our customers, contract manufacturers, and logistics and transportation providers, to meet demand for our products and to remain informed of any challenges within our value chain. Given the unpredictable nature of the COVID-19 pandemic, during March 2020 we began to increase finished goods inventory of some of our high velocity products. Based on information available to us as of the date of this report, we believe we will be able to deliver our products to meet customer orders on a timely basis, and therefore, we expect our products will continue to be available for purchase to meet consumer meal replacement and snacking needs for the foreseeable future. We continue to monitor customer and consumer demand, and intend to adapt our plans as needed to continue to drive our business and meet our obligations during the evolving COVID-19 situation.

In conjunction with our decision to increase finished goods inventory of some of our high velocity products, as well as for other working capital and general corporate purposes, we drew down $25 million on our revolving credit facility which had $75 million of availability. With our cash and cash equivalents as of March 28, 2020 of approximately $78.7 million, which includes the proceeds from the $25.0 million revolving credit facility draw, and expected cash flow from operations, we believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months.

We implemented remote work arrangements and restricted business travel in mid-March, and to date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

Our current preliminary observations on the effects of COVID-19 assumes there is not a material change to customer operations, consumer purchasing behavior, or unexpected changes to our supply chain over the remainder of the year due to the COVID-19 situation. See the important information in Item 1A. Risk Factors below, under the caption Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), may disrupt our business, including, among other things, consumption and trade patterns, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.”

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

Operating expenses. Operating expenses consist primarily of selling and marketing, general and administrative, depreciation and amortization, and business transaction costs. The following is a brief description of the components of operating expenses:

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

Results of Operations

Simply Good Foods second quarter results exceeded our expectations with strong performance from both the legacy Atkins and Quest brands. Atkins net sales increased 12.1% driven by point of sales growth in measured and non-measured channels and a slight seasonal inventory build. Combined with good cost controls, legacy Atkins margins and profit were up nicely. As expected, Quest net sales growth was strong, up double digits on a percentage basis versus the comparable year ago period resulting in margin improvement.

Atkins® brand retail takeaway performance for the thirteen weeks ended February 29, 2020 increased 6.1% in the U.S. measured channels despite a very difficult comparison in the same period a year ago. Additionally, our non-measured e-commerce business momentum continued and contributed to our second quarter net sales growth. Quest® brand retail takeaway in measured channels continued to be strong and increased 27.1% in the quarter. As a result total Simply Good Foods retail takeaway in U.S. measured channels increased 11.8%, outpacing nutritional snacking category growth.

Overall, the first half of fiscal 2020 performance exceeded our expectations with no material impact from COVID-19. Also, the Quest integration is on track as well as our timeline to achieve the identified $20 million in synergies.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended February 29, 2020 and the Thirteen Weeks Ended February 23, 2019

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	February 29, 2020	% of Sales	February 23, 2019	% of Sales
Net sales	$227,101	100.0%	$123,800	100.0%
Cost of goods sold	141,707	62.4%	74,145	59.9%
Gross profit	85,394	37.6%	49,655	40.1%

Operating expenses:
Selling and marketing	27,041	11.9%	14,729	11.9%
General and administrative	28,103	12.4%	13,732	11.1%
Depreciation and amortization	4,287	1.9%	1,902	1.5%
Business transaction costs	694	0.3%	290	0.2%
Total operating expenses	60,125	26.5%	30,653	24.8%

Income from operations	25,269	11.1%	19,002	15.3%

Other (expense) income:
Interest income	85	—%	884	0.7%
Interest expense	(10,589)	(4.7)%	(3,344)	(2.7)%
Gain (loss) on foreign currency transactions	(194)	(0.1)%	130	0.1%
Other income	8	—%	77	0.1%
Total other expense	(10,690)	(4.7)%	(2,253)	(1.8)%

Income before income taxes	14,579	6.4%	16,749	13.5%
Income tax expense	3,922	1.7%	4,027	3.3%
Net income	$10,657	4.7%	$12,722	10.3%

Other financial data:
Adjusted EBITDA(1)	$41,731	18.4%	$22,965	18.6%

(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net income for each applicable period

Net sales. Net sales of $227.1 million represented an increase of $103.3 million, or 83.4%, for the thirteen weeks ended February 29, 2020 compared to the thirteen weeks ended February 23, 2019. The net sales increase of 83.4% was driven by the acquired Quest business, which drove 71.3% of the increase, and legacy Atkins brand organic growth of 12.1%, primarily due to solid retail takeaway. The increase in net sales was slightly offset by higher trade promotions.

Cost of goods sold. Cost of goods sold increased $67.6 million, or 91.1%, for the thirteen weeks ended February 29, 2020 compared to the thirteen weeks ended February 23, 2019. The cost of goods sold increase was driven by sales volume growth, the slightly lower gross profit margins of the Quest business, and the effect of the non-cash $5.1 million inventory step-up related to the Acquisition of Quest.

Gross profit. Gross profit increased $35.7 million, or 72.0%, for the thirteen weeks ended February 29, 2020 compared to the thirteen weeks ended February 23, 2019. Gross profit of $85.4 million, or 37.6% of net sales, for the thirteen weeks ended February 29, 2020 decreased 250 basis points from 40.1% of net sales for the thirteen weeks ended February 23, 2019. The decrease in gross margin was primarily the result of the non-cash $5.1 million inventory step-up and slightly lower gross profit margins of the Quest business.

Operating expenses. Operating expenses increased $29.5 million, or 96.1%, for the thirteen weeks ended February 29, 2020 compared to the thirteen weeks ended February 23, 2019 due to the following:

•
Selling and marketing. Selling and marketing expenses increased $12.3 million, or 83.6%, for the thirteen weeks ended February 29, 2020 compared to the thirteen weeks ended February 23, 2019. The increase was primarily related to the Acquisition of Quest of $8.9 million, and an increase in television media and marketing investments of $2.3 million.

•
General and administrative. General and administrative expenses increased $14.4 million, or 104.7%, for the thirteen weeks ended February 29, 2020 compared to the thirteen weeks ended February 23, 2019. The increase was due to the Acquisition of Quest of $10.3 million, Quest integration related costs of $3.7 million and stock based compensation of $0.7 million.

•
Depreciation and amortization. Depreciation and amortization expenses increased $2.4 million, or 125.4%, for the thirteen weeks ended February 29, 2020 compared to the thirteen weeks ended February 23, 2019. The increase was primarily due to amortization for the intangible assets recognized in the Acquisition of Quest of $2.1 million.

•
Business transaction costs. Business transaction costs increased $0.4 million for the thirteen weeks ended February 29, 2020 compared to the thirteen weeks ended February 23, 2019. The $0.7 million recorded in the thirteen weeks ended February 29, 2020 was comprised of expenses related to the Acquisition of Quest.

Interest income. Interest income decreased $0.8 million for the thirteen weeks ended February 29, 2020 compared to the thirteen weeks ended February 23, 2019, due to lower cash balances after the Acquisition of Quest.

Interest expense. Interest expense increased $7.2 million for the thirteen weeks ended February 29, 2020 compared to the thirteen weeks ended February 23, 2019, due to the higher term loan principal amount of $435.5 million for amounts borrowed to partially finance the Acquisition of Quest.

Gain (loss) on foreign currency transactions. A loss of $0.2 million in foreign currency transactions was recorded for the thirteen weeks ended February 29, 2020 compared to a foreign currency gain of $0.1 million for the thirteen weeks ended February 23, 2019. The change related to changes in foreign currency rates related to international operations.

Income tax expense. Income tax expense decreased $0.1 million, for the thirteen weeks ended February 29, 2020 compared to the thirteen weeks ended February 23, 2019. The decrease in our income tax expense is primarily driven by lower pre-tax book income, offset by non-deductible transaction costs, and other permanent differences.

Adjusted EBITDA. Adjusted EBITDA increased $18.8 million, or 81.7%, for the thirteen weeks ended February 29, 2020 compared to the thirteen weeks ended February 23, 2019. The increase was primarily due to higher gross profit from the organic growth of the Atkins brand and the Acquisition of Quest, partially offset by higher operating expenses adjusted for business transaction costs and integration costs. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Comparison of Unaudited Results for the Twenty-Six Weeks Ended February 29, 2020 and the Twenty-Six Weeks Ended February 23, 2019

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	February 29, 2020	% of Sales	February 23, 2019	% of Sales
Net sales	$379,254	100.0%	$244,731	100.0%
Cost of goods sold	231,654	61.1%	143,156	58.5%
Gross profit	147,600	38.9%	101,575	41.5%

Operating expenses:
Selling and marketing	45,475	12.0%	30,048	12.3%
General and administrative	46,248	12.2%	25,730	10.5%
Depreciation and amortization	6,740	1.8%	3,751	1.5%
Business transaction costs	26,853	7.1%	1,329	0.5%
Loss in fair value change of contingent consideration - TRA liability	—	—%	533	0.2%
Total operating expenses	125,316	33.0%	61,391	25.1%

Income from operations	22,284	5.9%	40,184	16.4%

Other (expense) income:
Interest income	1,464	0.4%	1,665	0.7%
Interest expense	(15,558)	(4.1)%	(6,605)	(2.7)%
Gain on settlement of TRA liability	—	—%	1,534	0.6%
Loss on foreign currency transactions	(178)	—%	(268)	(0.1)%
Other income	45	—%	121	—%
Total other expense	(14,227)	(3.8)%	(3,553)	(1.5)%

Income before income taxes	8,057	2.1%	36,631	15.0%
Income tax expense	2,193	0.6%	8,652	3.5%
Net income	$5,864	1.5%	$27,979	11.4%

Other financial data:
Adjusted EBITDA(1)	$73,526	19.4%	$49,663	20.3%

(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net income for each applicable period

Net sales. Net sales of $379.3 million represented an increase of $134.5 million, or 55.0%, for the twenty-six weeks ended February 29, 2020 compared to the twenty-six weeks ended February 23, 2019. The net sales increase of 55.0% was driven by the acquired Quest business, which drove 43.1% of the increase, and legacy Atkins brand organic growth of 11.9%, primarily due to solid U.S. retail takeaway. The increase in net sales was slightly offset by higher trade promotions.

Cost of goods sold. Cost of goods sold increased $88.5 million, or 61.8%, for the twenty-six weeks ended February 29, 2020 compared to the twenty-six weeks ended February 23, 2019. The cost of goods sold increase was driven by sales volume growth, the slightly lower gross profit margins of the Quest business, and the effect of the non-cash $7.5 million inventory step-up related to the Acquisition of Quest.

Gross profit. Gross profit increased $46.0 million, or 45.3%, for the twenty-six weeks ended February 29, 2020 compared to the twenty-six weeks ended February 23, 2019. Gross profit of $147.6 million, or 38.9% of net sales, for the twenty-six weeks ended February 29, 2020 decreased 260 basis points from 41.5% of net sales for the twenty-six weeks ended February 23, 2019. The decrease in gross margin was primarily the result of the non-cash $7.5 million inventory step-up and slightly lower gross profit margins of the Quest business.

Operating expenses. Operating expenses increased $63.9 million, or 104.1%, for the twenty-six weeks ended February 29, 2020 compared to the twenty-six weeks ended February 23, 2019 due to the following:

•
Selling and marketing. Selling and marketing expenses increased $15.4 million, or 51.3%, for the twenty-six weeks ended February 29, 2020 compared to the twenty-six weeks ended February 23, 2019. The increase was primarily related to the Acquisition of Quest of $10.2 million, and an increase in television media and marketing investments of $2.9 million.

•
General and administrative. General and administrative expenses increased $20.5 million, or 79.7%, for the twenty-six weeks ended February 29, 2020 compared to the twenty-six weeks ended February 23, 2019. The increase was due to the Acquisition of Quest of $13.5 million, Quest integration related costs of $5.2 million, and stock based compensation of $1.3 million.

•
Depreciation and amortization. Depreciation and amortization expenses increased $3.0 million, or 79.7%, for the twenty-six weeks ended February 29, 2020 compared to the twenty-six weeks ended February 23, 2019. The increase was primarily due to amortization for the intangible assets recognized in the Acquisition of Quest of $2.6 million.

•
Business transaction costs. Business transaction costs increased $25.5 million for the twenty-six weeks ended February 29, 2020 compared to the twenty-six weeks ended February 23, 2019. The $26.9 million recorded in the twenty-six weeks ended February 29, 2020 was comprised of expenses related to the Acquisition of Quest.

•
Loss in fair value change of contingent consideration - TRA liability. The twenty-six weeks ended February 23, 2019 included a loss in fair value change of contingent consideration of $0.5 million. The Income Tax Receivable Agreement (the “TRA”) liability was settled in the first quarter of fiscal 2019.

Interest income. Interest income decreased $0.2 million for the twenty-six weeks ended February 29, 2020 compared to the twenty-six weeks ended February 23, 2019, due to lower cash balances after the Acquisition of Quest.

Interest expense. Interest expense increased $9.0 million for the twenty-six weeks ended February 29, 2020 compared to the twenty-six weeks ended February 23, 2019, due to the higher term loan principal amount of for a portion of the year raised to help fund the Acquisition of Quest

Gain on settlement of TRA liability. The Company recorded a $1.5 million gain in connection with the settlement of the TRA liability in the twenty-six weeks ended February 23, 2019.

Gain (loss) on foreign currency transactions. A loss of $0.2 million in foreign currency transactions was recorded for the twenty-six weeks ended February 29, 2020 compared to a foreign currency loss of $0.3 million for the twenty-six weeks ended February 23, 2019. The change relates to changes in foreign currency rates related to international operations.

Income tax expense. Income tax expense decreased $6.5 million, for the twenty-six weeks ended February 29, 2020 compared to the twenty-six weeks ended February 23, 2019. The decrease in our income tax expense was primarily driven by lower pre-tax book income, offset by non-deductible transaction costs, the one-time tax impact of the settlement of the TRA liability during the twenty-six week period ended February 23, 2019, and other permanent differences.

Adjusted EBITDA. Adjusted EBITDA increased $23.9 million, or 48.0%, for the twenty-six weeks ended February 29, 2020 compared to the twenty-six weeks ended February 23, 2019. The increase was primarily due to higher gross profit from organic growth of the Atkins brand and the Acquisition of Quest, partially offset by higher operating expenses adjusted for business transaction costs and integration costs. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Reconciliation of Adjusted EBITDA

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines Adjusted EBITDA (earnings before interest, tax, depreciation, and amortization) as net income before interest income, interest expense, income tax expense, depreciation and amortization with further adjustments to exclude the following items: business transaction costs, stock-based compensation expense, inventory step-up, integration costs, restructuring costs, non-core legal costs, loss in fair value change of contingent consideration - TRA liability, gain on settlement of TRA liability and other non-core expenses. The Company believes that the inclusion of these supplementary adjustments in presenting Adjusted EBITDA, when used in conjunction with net income, are appropriate to provide additional information to investors, and management of the Company uses Adjusted EBITDA to supplement net income because it reflects more accurately operating results of the on-going operations, enhances the overall understanding of past financial performance and future prospects and allows for greater transparency with respect to the key metrics the Company uses in its financial and operational decision making. The Company also believes that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

The following unaudited tables below provide a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen and twenty-six weeks ended February 29, 2020 and February 23, 2019:

Adjusted EBITDA Reconciliation: (in thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Net income	$10,657	$12,722	$5,864	$27,979
Interest income	(85)	(884)	(1,464)	(1,665)
Interest expense	10,589	3,344	15,558	6,605
Income tax expense	3,922	4,027	2,193	8,652
Depreciation and amortization	4,594	1,939	7,119	3,825
EBITDA	29,677	21,148	29,270	45,396
Business transaction costs	694	290	26,853	1,329
Stock-based compensation expense	2,122	1,417	3,795	2,478
Inventory step-up	5,085	—	7,522	—
Integration of Quest	3,903	—	5,341	—
Restructuring	—	22	—	22
Non-core legal costs	76	208	555	1,150
Loss in fair value change of contingent consideration - TRA liability	—	—	—	533
Gain on settlement of TRA liability	—	—	—	(1,534)
Other (1)	174	(120)	190	289
Adjusted EBITDA	$41,731	$22,965	$73,526	$49,663
(1) Other items consist principally of exchange impact of foreign currency transactions, frozen licensing media and other expenses.

Reconciliation of Adjusted Diluted Earnings Per Share

Adjusted Diluted Earnings Per Share. Adjusted Diluted Earnings Per Share is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to diluted earnings per share as an indicator of operating performance. Simply Good Foods defines Adjusted Diluted Earnings Per Share as diluted earnings per share before depreciation and amortization, business transaction costs, stock-based compensation expense, inventory step-up, integration costs, restructuring costs, non-core legal costs, change in fair value of contingent consideration - TRA liability, gain on settlement of TRA liability and other non-core expenses, on a theoretical tax effected basis of such adjustments at an assumed statutory rate. The Company believes that the inclusion of these supplementary adjustments in presenting Adjusted Diluted Earnings per Share, when used in conjunction with diluted earnings per share, are appropriate to provide additional information to investors, and management of the Company uses Adjusted Diluted Earnings Per Share to supplement diluted earnings per shares because it reflects more accurately operating results of the on-going operations, enhances the overall understanding of past financial performance and future prospects and allows for greater transparency with respect to the key metrics the Company uses in its financial and operational decision making. The Company also believes that Adjusted Diluted Earnings per Share is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. Adjusted Diluted Earnings per Share may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

The following unaudited tables below provide a reconciliation of Adjusted Diluted Earnings Per Share to its most directly comparable GAAP measure, which is diluted earnings per share, for the thirteen and twenty-six weeks ended February 29, 2020 and February 23, 2019:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Diluted earnings per share	$0.11	$0.15	0.06	0.33

Depreciation and amortization	0.03	0.02	0.05	0.03
Business transaction costs	0.01	—	0.20	0.01
Stock-based compensation expense	0.02	0.01	0.03	0.02
Inventory step-up	0.04	—	0.06	—
Integration of Quest	0.03	—	0.04	—
Restructuring	—	—	—	—
Non-core legal costs	—	—	—	0.01
Loss (gain) in fair value change of contingent consideration - TRA liability	—	—	—	—
Gain on settlement of TRA liability	—	—	—	(0.01)
Other (1)	—	—	—	—
Rounding (2)	(0.01)	—	0.01	—
Adjusted diluted earnings per share	$0.23	$0.18	0.45	0.39
(1) Other items consist principally of exchange impact of foreign currency transactions, frozen licensing media and other expenses.
(2) Adjusted Diluted Earnings Per Share amounts are computed independently for each quarter. Therefore, the sum of the quarterly Adjusted Diluted Earnings Per Share amounts may not equal the year to date Adjusted Diluted Earnings Per Share amounts due to rounding.

Liquidity and Capital Resources

Overview

We have historically funded our operations with cash flow from operations and, when needed, with borrowings under our credit facilities. Our principal uses of cash have been debt service, working capital and the Acquisition of Quest.

We had $46.1 million in cash and cash equivalents as of February 29, 2020. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months.

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

On November 7, 2019, the Company entered into an amendment (the “Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $460.0 million. The Term Facility together with the incremental borrowing make up the Initial Term Loans (as defined in the Incremental Facility Amendment) and as of the Amendment No. 2 Effective Date (as defined in the Incremental Facility Amendment), the Initial Term Loans bear interest at a rate equal to, at the Company's option, either LIBOR plus an applicable margin of 3.75% or a base rate plus an applicable margin of 2.75%. The Incremental Facility Amendment was executed to finance, in part, the Acquisition of Quest. No amounts under the Term Facility were repaid as a result of the execution of the Incremental Facility Amendment.

The Applicable Rate per annum applicable to the loans under the Credit Agreement Amendment is, with respect to any Initial Term Loan that is an ABR Loan (as defined in the Credit Agreement), 2.75% per annum, and with respect to any Initial Term Loan that is a Eurodollar Loan, 3.75% per annum. The incremental term loans will mature on the maturity date applicable to the Initial Term Loans, which date is July 7, 2024.

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the Credit Agreement) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the Credit Agreement may result in an event of default. The Company was in compliance with all financial covenants under the Credit Agreement as of February 29, 2020 and August 31, 2019.

At February 29, 2020, the outstanding principal balance of the Term Loan was $635.5 million and there were no cash amounts drawn against the Revolving Credit Facility. In March 2020, the Company drew $25.0 million against the Revolving Credit Facility to build up inventory and as a precautionary measure to ensure it maintains ample financial flexibility in light of the spread of COVID-19. The Company intends to use the proceeds of the Revolving Credit Facility to meet near-term elevated customer orders in response to COVID-19 as well as to increase finished goods inventory of some of its high velocity items, support working capital and support general corporate purposes. The Company may repay borrowings under the Revolving Credit Facility at any time without penalty.

Public Equity Offering

On October 9, 2019, we completed an underwritten public offering of 13,379,205 shares of our common stock at a price to the public of $26.35 per share. We paid underwriting discounts and commissions of $0.19 per share resulting in net proceeds to us of $26.16 per share, or approximately $350.0 million (the “Offering”). The Company paid $0.8 million for legal, accounting and registrations fees related to the Offering. The net proceeds were used to pay a portion of the purchase price and related fees and expenses for the Acquisition of Quest.

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

The Acquisition of Quest was funded by the Company through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from the Offering, and $443.6 million of new term loan debt from borrowings under the Incremental Facility Amendment. For the twenty-six weeks ended February 29, 2020 the Company incurred business transaction costs $26.9 million including $14.5 million of transaction advisory fees related to the Acquisition of Quest, $3.2 million of unused banker commitment fees, $6.1 million of non-deferrable debt issuance costs for the Incremental Facility Amendment, and $3.1 million of other costs including legal, due diligence, and accounting fees.

Equity Warrants

The Company’s private placement warrants to purchase 6,700,000 shares of common stock remain outstanding.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Twenty-Six Weeks Ended
	February 29, 2020	February 23, 2019
Net cash (used in) provided by operating activities	$(14,886)	$21,831
Net cash (used in) investing activities	$(985,932)	$(887)
Net cash provided by financing activities	$780,705	$86,225

Operating activities. Our net cash used in operating activities was $14.9 million for the period ended February 29, 2020, an increase in cash used of $36.7 million, compared to net cash provided by operating activities of $21.8 million for the period ended February 23, 2019. The increase in cash used was primarily driven by significant business transaction costs, changes in working capital, and the Acquisition of Quest.

Investing activities. Our net cash used in investing activities was $985.9 million for the period ended February 29, 2020, which was an increase in cash used of $985.0 million compared to cash used in the investing activities for the period ended February 23, 2019. The increase was primarily due to the Acquisition of Quest of $984.2 million, net of cash acquired.

Financing activities. Our net cash provided by financing activities was $780.7 million for the period ended February 29, 2020, compared to net cash provided by financing activities of $86.2 million for the period ended February 23, 2019. Net cash provided by financing activities for the period ended February 29, 2020 includes gross proceeds of $352.5 million from the Offering offset by issuance costs of $3.3 million and proceeds from the term loan borrowing of $460.0 million offset by issuance costs of $8.2 million.

Contractual Obligations

On November 7, 2019, the Company entered the Incremental Facility Amendment to increase the principal borrowed under the Term Facility by $460.0 million. In addition, as a result of the Acquisition of Quest, the Company incurred additional lease obligations. The Company's contractual obligations relating to debt and leases at February 29, 2020 are included in the table below.

	Payments due by period
(in thousands)	Total	Year 1	Years 2-3	Years 4-5	Thereafter
Long-term debt obligations	$635,500	$—	$118	$635,382	$—
Interest payments	154,276	35,405	70,809	48,062	—
Operating leases	35,028	5,376	9,149	7,745	12,758
Finance leases	1,206	313	621	272	—
Total	$826,010	$41,095	$80,696	$691,461	$12,758

Off-Balance Sheet Arrangements

As of February 29, 2020, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk exposure during the thirteen week period ended February 29, 2020.  For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2020, the Company’s disclosure controls and procedures were effective.

As discussed above, on November 7, 2019, we completed the Acquisition of Quest. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Quest and its affiliated entities. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. Quest and its affiliated entities accounted for 46.2% of our total assets and 27.8% of our net sales as of and for the twenty-six weeks ended February 29, 2020.

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

There were no changes in our internal control over financial reporting during the quarter ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), may disrupt our business, including, among other things, consumption and trade patterns, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.

The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, could negatively affect our operations, liquidity, financial condition and results of operations. While to date we have experienced no material negative effects on our business and results of operations as a result of the current COVID-19 outbreak, the situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of our customers and supply chain partners, which ultimately could result in material negative effects on our business and results of operations.

COVID-19 and similar outbreaks may affect demand for our products because quarantines or other government restrictions on movements may cause erratic consumer purchase behavior. Governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature, may have adverse effects on in-person traffic to retail stores and, in turn, our business. Even the perceived risk of infection or health risk may adversely affect traffic to our store-based retail customers and, in turn, our business, liquidity, financial condition and results of operations, particularly if any self-imposed or government-imposed restrictions are in place for a significant amount of time.

The spread of pandemics, epidemics or disease outbreaks such as COVID-19 may also disrupt our third party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, contract manufacturers, distributors, and logistics and transportation services providers. Ports and other channels of entry may be closed or operate at only a portion of capacity, as workers may be prohibited or otherwise unable to report to work, and means of transporting products within regions or countries may be limited for the same reason. As a result of the current COVID-19 outbreak, transport restrictions related to quarantines or travel bans have been put in place and global supply may become constrained, each of which may cause the price of certain ingredients and raw materials used in our products to increase and/or we may experience disruptions to our operations. Further, our contract manufacturers’ ability to manufacture our products may be impaired by any material disruption to their procurement, manufacturing, or warehousing capabilities as a result of COVID-19 or similar outbreaks.

Our results of operations depend on, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Our ability to implement our innovation, advertising, display and promotion activities that are designed to maintain and increase our sales volumes on a timely basis may be negatively affected as a result of modifications to retailer shelf reset timing or retailer pullback on in-store display and promotional activities during the COVID-19 outbreak or similar situations. Retailers may also alter their normal inventory receiving and product restocking practices during pandemics, epidemics or disease outbreaks such as COVID-19, which may negatively impact our business

Workforce limitations and travel restrictions resulting from pandemics, epidemics or disease outbreaks such as COVID-19 and related government actions may affect many aspects of our business. If a significant percentage of our workforce is unable to work, including because of illness or travel or government restrictions in connection with pandemics or disease outbreaks, our operations may be negatively affected. In addition, pandemics or disease outbreaks could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect customers’ demand for our products.

Adverse and uncertain economic conditions, such as decreases in per capita income and level of disposable income, increased unemployment or a decline in consumer confidence as a result of the COVID-19 outbreak or similar situations, could have an adverse effect on distributor, retailer and consumer demand for our products. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. Prolonged unfavorable economic conditions, including as a result of COVID-19 or similar outbreaks, and any resulting recession or slowed economic growth, may have an adverse effect on our sales and profitability.

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic, epidemic or disease outbreak, as well as third party actions taken to contain its spread and mitigate public health effects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document
3.1	Second Amended and Restated Certificate of Incorporation of The Simply Good Foods Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 27, 2020).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	April 6, 2020	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)