Form 10-Q
period 2020-05-30
Simply Good Foods Co
filed 2020-07-09
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2020

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

As of July 6, 2020, there were 95,379,689 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MAY 30, 2020

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share data)

	May 30, 2020	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$111,134	$266,341
Accounts receivable, net	64,440	44,240
Inventories	84,517	38,085
Prepaid expenses	4,662	2,882
Other current assets	16,387	6,059
Total current assets	281,140	357,607

Long-term assets:
Property and equipment, net	11,916	2,456
Intangible assets, net	1,145,516	306,139
Goodwill	567,658	471,427
Other long-term assets	33,914	4,021
Total assets	$2,040,144	$1,141,650

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,301	$15,730
Accrued interest	1,287	1,693
Accrued expenses and other current liabilities	31,914	29,933
Current maturities of long-term debt	25,268	676
Total current liabilities	87,770	48,032

Long-term liabilities:
Long-term debt, less current maturities	624,752	190,259
Deferred income taxes	87,758	65,383
Other long-term liabilities	24,215	532
Total liabilities	824,495	304,206
See commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 95,476,860 and 81,973,284 issued at May 30, 2020 and August 31, 2019, respectively	955	820
Treasury stock, 98,234 and 98,234 shares at cost at May 30, 2020 and August 31, 2019, respectively	(2,145)	(2,145)
Additional paid-in-capital	1,089,652	733,775
Retained earnings	128,103	105,830
Accumulated other comprehensive loss	(916)	(836)
Total stockholders’ equity	1,215,649	837,444
Total liabilities and stockholders’ equity	$2,040,144	$1,141,650
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Net sales	$215,101	$139,468	$594,355	$384,199
Cost of goods sold	126,475	82,811	358,129	225,967
Gross profit	88,626	56,657	236,226	158,232

Operating expenses:
Selling and marketing	24,510	17,550	69,985	47,598
General and administrative	28,713	15,947	74,961	41,677
Depreciation and amortization	4,248	1,892	10,988	5,643
Business transaction costs	47	758	26,900	2,087
Loss in fair value change of contingent consideration - TRA liability	—	—	—	533
Total operating expenses	57,518	36,147	182,834	97,538

Income from operations	31,108	20,510	53,392	60,694

Other (expense) income:
Interest income	29	1,066	1,493	2,731
Interest expense	(8,324)	(3,428)	(23,882)	(10,033)
Gain on settlement of TRA liability	—	—	—	1,534
Loss on foreign currency transactions	(418)	(153)	(596)	(421)
Other income	59	55	104	176
Total other expense	(8,654)	(2,460)	(22,881)	(6,013)

Income before income taxes	22,454	18,050	30,511	54,681
Income tax expense	6,045	4,584	8,238	13,236
Net income	$16,409	$13,466	$22,273	$41,445

Other comprehensive income:
Foreign currency translation adjustments	61	(254)	(80)	(291)
Comprehensive income	$16,470	$13,212	$22,193	$41,154

Earnings per share from net income:
Basic	$0.17	$0.16	$0.24	$0.52
Diluted	$0.17	$0.16	$0.23	$0.49
Weighted average shares outstanding:
Basic	95,378,495	81,898,276	93,475,539	80,362,978
Diluted	98,322,316	85,962,151	97,933,550	84,695,703
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirty-Nine Weeks Ended
	May 30, 2020	May 25, 2019
Operating activities
Net income	$22,273	$41,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,607	5,754
Amortization of deferred financing costs and debt discount	2,312	1,001
Stock compensation expense	5,945	3,922
Loss on fair value change of contingent consideration - TRA liability	—	533
Gain on settlement of TRA liability	—	(1,534)
Unrealized (gain) loss on foreign currency transactions	596	421
Deferred income taxes	8,055	9,841
Loss on disposal of property and equipment	—	6
Amortization of operating lease right-of-use asset	2,702	—
Other	229	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	6,407	(6,388)
Inventories	(2,636)	(11,700)
Prepaid expenses	(351)	(1,258)
Other current assets	(7,865)	(253)
Accounts payable	(11,561)	6,284
Accrued interest	(406)	896
Accrued expenses and other current liabilities	(10,496)	3,698
Other assets and liabilities	(2,711)	(39)
Net cash provided by operating activities	24,100	52,629

Investing activities
Purchases of property and equipment	(766)	(777)
Issuance of note receivable	(1,250)	—
Acquisition of business, net of cash acquired	(982,084)	—
Investments in intangible assets	(206)	—
Net cash used in investing activities	(984,306)	(777)

Financing activities
Proceeds from option exercises	931	518
Tax payments related to issuance of restricted stock units	(84)	(9)
Payments on finance lease obligations	(272)	—
Cash received from warrant exercises	—	113,464
Repurchase of common stock	—	(1,664)
Settlement of TRA liability	—	(26,468)
Principal payments of long-term debt	(21,000)	(1,500)
Proceeds from issuance of common stock	352,542	—
Equity issuance costs	(3,323)	—
Proceeds from issuance of long-term debt	460,000	—
Proceeds from Revolving Credit Facility	25,000	—
Deferred financing costs	(8,208)	—
Net cash provided by financing activities	805,586	84,341

Cash and cash equivalents
Net (decrease) increase in cash	(154,620)	136,193
Effect of exchange rate on cash	(587)	(546)
Cash at beginning of period	266,341	111,971
Cash and cash equivalents at end of period	$111,134	$247,618

	Thirty-Nine Weeks Ended
	May 30, 2020	May 25, 2019
Supplemental disclosures of cash flow information
Cash paid for interest	$21,976	$8,136
Cash paid for taxes	$4,647	$3,759
Non-cash investing and financing transactions
Operating lease right-of-use assets recognized at ASU No 2016-02 transition	$5,102	$—
Finance lease right-of-use assets recognized at ASU No 2016-02 transition	$1,185	$—
Operating lease right-of-use assets recognized after ASU No 2016-02 transition	$3,745	$—
Non-cash additions to property and equipment	$374	$—
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 31, 2019	81,973,284	$820	98,234	$(2,145)	$733,775	$105,830	$(836)	$837,444
Net loss	—	—	—	—	—	(4,793)	—	(4,793)
Stock-based compensation	—	—	—	—	1,673	—	—	1,673
Public equity offering	13,379,205	134	—	—	349,085	—	—	349,219
Shares issued upon vesting of restricted stock units	46,911	—	—	—	(70)	—	—	(70)
Exercise of options to purchase common stock	17,372	—	—	—	208	—	—	208
Balance at November 30, 2019	95,416,772	$954	98,234	$(2,145)	$1,084,671	$101,037	$(836)	$1,183,681
Net income	—	—	—	—	—	10,657	—	10,657
Stock-based compensation	—	—	—	—	2,122	—	—	2,122
Foreign currency translation adjustments	—	—	—	—	—	—	(141)	(141)
Shares issued upon vesting of restricted stock units	771	—	—	—	(10)	—	—	(10)
Exercise of options to purchase common stock	58,994	1	—	—	723	—	—	724
Balance at February 29, 2020	95,476,537	$955	98,234	$(2,145)	$1,087,506	$111,694	$(977)	$1,197,033
Net income	—	—	—	—	—	16,409	—	16,409
Stock-based compensation	—	—	—	—	2,150	—	—	2,150
Foreign currency translation adjustments	—	—	—	—	—	—	61	61
Shares issued upon vesting of restricted stock units	323	—	—	—	(4)	—	—	(4)
Balance at May 30, 2020	95,476,860	$955	98,234	$(2,145)	$1,089,652	$128,103	$(916)	$1,215,649

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance at August 25, 2018	70,605,675	$706	—	$—	$614,399	$58,294	$(798)	$672,601
Net income	—	—	—	—	—	15,257	—	15,257
Stock-based compensation	—	—	—	—	1,061	—	—	1,061
Foreign currency translation adjustments	—	—	—	—	—	—	142	142
Shares issued upon vesting of restricted stock units	67,500	1	—	—	(1)	—	—	—
Exercise of options to purchase common stock	4,444	—	—	—	53	—	—	53
Warrant conversion	11,200,299	112	—	—	113,352	—	—	113,464
Balance at November 24, 2018	81,877,918	$819	—	$—	$728,864	$73,551	$(656)	$802,578
Net income	—	—	—	—	—	12,722	—	12,722
Stock-based compensation	—	—	—	—	1,417	—	—	1,417
Repurchase of common stock	—	—	6,729	(127)	—	—	—	(127)
Foreign currency translation adjustments	—	—	—	—	—	—	(179)	(179)
Shares issued upon vesting of restricted stock units	505	—	—	—	(5)	—	—	(5)
Exercise of options to purchase common stock	36,790	—	—	—	308	—	—	308
Balance at February 23, 2019	81,915,213	$819	6,729	$(127)	$730,584	$86,273	$(835)	$816,714
Net income	—	—	—	—	—	13,466	—	13,466
Stock-based compensation	—	—	—	—	1,444	—	—	1,444
Repurchase of common stock	—	—	69,260	(1,537)	—	—	—	(1,537)
Foreign currency translation adjustments	—	—	—	—	—	—	(254)	(254)
Shares issued upon vesting of restricted stock units	210	—	—	—	(4)	—	—	(4)
Exercise of options to purchase common stock	13,117	—	—	—	157	—	—	157
Balance at May 25, 2019	81,928,540	$819	75,989	$(1,664)	$732,181	$99,739	$(1,089)	$829,986
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

On August 21, 2019, our wholly-owned subsidiary Atkins Nutritionals, Inc. (“Atkins”) entered into a Stock and Unit Purchase Agreement (the "Purchase Agreement") to acquire Quest Nutrition, LLC ("Quest"), a healthy lifestyle food company (the "Acquisition of Quest"). On November 7, 2019, pursuant to the Purchase Agreement, Atkins completed the Acquisition of Quest, via Atkins’ direct or indirect acquisition of 100% of the equity interests of Voyage Holdings, LLC (“Voyage Holdings”), and VMG Quest Blocker, Inc. (“Voyage Blocker” and, together with Voyage Holdings, the “Target Companies”) for a cash purchase price of approximately $1.0 billion (subject to customary adjustments for the Target Companies’ levels of cash, indebtedness, net working capital and transaction expenses as of the closing date).

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

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified to conform to the current year presentation including (i) Selling expenses and Marketing expenses, which have been combined as Selling and marketing on the Consolidated Statements of Operations and Comprehensive Income and (ii) Other operating expense, which has been combined with General and administrative expense on the Consolidated Statements of Operations and Comprehensive Income.

Unaudited Interim Condensed Consolidated Financial Statements

The interim condensed consolidated financial statements and related notes of the Company and its subsidiaries are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim condensed consolidated financial statements reflect all adjustments and disclosures which are, in our opinion, necessary for a fair presentation of the results of operations, financial position and cash flows for the indicated periods. All such adjustments were of a normal and recurring nature unless otherwise disclosed. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted. The results reported in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire fiscal year and should be read in conjunction with our consolidated financial statements for the fiscal year ended August 31, 2019, included in our Annual Report on Form 10-K (“Annual Report”), filed with the SEC on October 30, 2019. Additionally, based on the duration and severity of economic effects from the novel coronavirus ("COVID-19") pandemic, including but not limited to stock market volatility, the potential for (i) a return to increased rates of reported cases of COVID-19 (which has been referred to as a second wave), (ii) unexpected supply chain disruptions, (iii) changes to customer operations, (iv) consumer purchasing and consumption behavior, and (v) the closure of retailing establishments, the Company remains uncertain of the ultimate effect COVID-19 could have on its business.

2. Summary of Significant Accounting Policies

Refer to Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements included in our Annual Report for a description of significant accounting policies.

Change in Accounting Principle

During the fourth quarter ended August 31, 2019, the Company changed its accounting principle related to the presentation of third-party delivery costs associated with shipping and handling activities previously included as operating expenses in Distribution in the Consolidated Statements of Operations and Comprehensive Income. The Company now presents these expenses within Cost of goods sold in the Consolidated Statements of Operations and Comprehensive Income. In connection with the change in accounting principle, the Company also changed its definition of shipping and handling costs to include costs paid to third-party warehouse operators associated with delivering product to a customer, previously included in General and administrative, and Depreciation and amortization of the assets at the third-party warehouse, previously included in Depreciation and amortization. Under the previous definition of shipping and handling costs, the Company only included delivery costs in Distribution. The effect of the adjustment is as follows:

Thirteen Weeks Ended May 25, 2019	As Reported	Change in Accounting Principle and Presentation	Other Operating Expense	As Adjusted
Cost of goods sold	$74,204	8,607	—	$82,811
Distribution	$6,246	(6,246)	—	$—
General and administrative	$18,271	(2,324)	—	$15,947
Depreciation and amortization	$1,929	(37)	—	$1,892

Thirty-Nine Weeks Ended May 25, 2019	As Reported	Change in Accounting Principle and Presentation	Other Operating Expense	As Adjusted
Cost of goods sold	$202,190	23,777	—	$225,967
Distribution	$17,327	(17,327)	—	$—
General and administrative	$47,994	(6,339)	22	$41,677
Depreciation and amortization	$5,754	(111)	—	$5,643

Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326), which modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments of this ASU should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

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

On September 1, 2019, the Company adopted ASU No. 2016-02 using the alternative transition method under ASU No. 2018-11, which permits application of the new lease guidance at the beginning of the period of adoption, with comparative periods continuing to be reporting under Topic 840. Upon adoption, the Company recorded the following within the Condensed Consolidated Balance Sheet: operating lease right-of-use assets of $5.1 million included within Other long-term assets, current operating lease liabilities of $2.0 million included within Accrued expenses and other current liabilities, long-term operating lease liabilities of $3.8 million included within Other long-term liabilities, finance lease right-of-use assets of $1.2 million included within Property and equipment, net, current finance lease liabilities of $0.2 million included within Current maturities of long term debt, and long-term finance lease liabilities of $1.0 million included within Long-term debt less current maturities. Following the Acquisition of Quest, the Company recorded the following amounts in the Condensed Consolidated Balance Sheet as of the closing date on November 7, 2019: operating lease right-of-use assets of $21.1 million included within Other long-term assets, current operating lease liabilities of $2.0 million included within Accrued expenses and other current liabilities, and long-term operating lease liabilities of $18.9 million included within Other long-term liabilities. The adoption of these ASUs did not result in a cumulative-effect adjustment to the opening balance of retained earnings.

The guidance provided a number of optional practical expedients in adoption. The Company elected to adopt the package of practical expedients permitted under the transition guidance within the standard, which among other things, permits it to not reassess prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company did not elect the use-of-hindsight practical expedient or the practical expedient pertaining to land easements, the latter not being applicable. Additionally, the Company elected to include both lease and non-lease components as a single component for all asset classes in which the Company is the lessee. For additional information regarding leases, refer to Note 9.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies aspects of share-based compensation issued to non-employees by aligning the guidance with accounting for employee share-based compensation. The Company adopted this ASU as of the first day of fiscal 2020. The adoption of this ASU did not have a material effect on the consolidated financial statements.

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

3. Business Combination

On August 21, 2019, Atkins entered into the Purchase Agreement with the Target Companies, VMG Voyage Holdings, LLC, VMG Tax-Exempt II, L.P., Voyage Employee Holdings, LLC, and other sellers defined in the Purchase Agreement. On November 7, 2019, pursuant to the Purchase Agreement, Atkins completed the Acquisition of Quest for a cash purchase price at closing of $988.9 million subject to customary post-closing adjustments.

Atkins acquired Quest as a part of the Company's vision to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. Quest is a healthy lifestyle food company offering a variety of bars, cookies, chips, ready-to-drink shakes and pizzas that compete in many of the attractive, fast growing sub-segments within the nutritional snacking category.

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

The Acquisition of Quest was funded by the Company through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from an underwritten public offering of common stock, and $443.6 million in new term loan debt. In the thirteen weeks ended May 30, 2020, the Company received a post-closing release from escrow of approximately $2.1 million related to net working capital adjustments, resulting in a total net consideration paid of $986.8 million as of May 30, 2020. Business transaction costs within the Consolidated Statements of Operations and Comprehensive Income for the thirty-nine weeks ended May 30, 2020 was $26.9 million, which included $14.5 million of transaction advisory fees related to the Acquisition of Quest, $3.2 million of banker commitment fees, $6.1 million of non-deferrable debt issuance costs related to the incremental term loan, and $3.1 million of other costs, including legal, due diligence, and accounting fees.

Included in the transaction advisory fees paid for the Acquisition of Quest is $12.0 million paid to Centerview Partners LLC, an investment banking firm that served as the lead financial advisor to the Company for this transaction. Three members of the Company’s Board of Directors, Messrs. Kilts, West, and Ratzan, have business relationships with certain partners of Centerview Partners LLC (including relating to Centerview Capital Consumer, a private equity firm and affiliate of Conyers Park Sponsor LLC), but they are not themselves partners, executives or employees of Centerview Partners LLC, and Centerview Partners LLC is not a related party of the Company pursuant to applicable rules and policies. The advisory fee paid to Centerview Partners LLC represents approximately 1.2% of the total cash purchase price paid by the Company on the closing date of the Acquisition of Quest. All transaction advisory fees relating to the Acquisition of Quest were approved by the Company’s Audit Committee.

The following table sets forth the preliminary purchase price allocation of the Acquisition of Quest to the estimated fair value of the net assets acquired at the date of acquisition, subject to finalization per the terms of the Purchase Agreement. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed. The preliminary November 7, 2019 fair value is as follows:

(In thousands)
Assets acquired:
Cash and cash equivalents	$4,745
Accounts receivable, net	26,537
Inventories	44,032
Prepaid assets	1,214
Other current assets	3,821
Property and equipment, net(1)	10,363
Intangible assets, net(2)	848,375
Other long-term assets	20,997
Liabilities assumed:
Accounts payable	25,200
Other current liabilities	11,237
Deferred income taxes(3)	14,158
Other long-term liabilities	18,891
Total identifiable net assets	890,598
Goodwill(4)	96,231
Total assets acquired and liabilities assumed	$986,829

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
(4) Goodwill was recorded at fair value consistent with ASC 820 as a result of the Acquisition of Quest. Amounts recorded for goodwill created in an acquisition structured as a stock purchase for tax are generally not expected to be deductible for tax purposes. Amounts recorded for goodwill resulting in a tax basis step-up are generally expected to be deductible for tax purposes. Tax deductible Goodwill is estimated to be $76.9 million. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

The purchase price is pending finalization per the terms of the Purchase Agreement. The final determination of the fair value of the assets acquired and liabilities assumed is expected to be completed as soon as practicable after completion of the Acquisition of Quest, including a period of time to finalize working capital adjustments and tax attributes, not to exceed one year from the acquisition date. Since the initial preliminary estimates reported in the first quarter of 2020, the Company has updated certain amounts reflected in the preliminary purchase price allocation, as summarized in the fair values of assets acquired and liabilities assumed as set forth above. Specifically, accounts receivable, net decreased $3.1 million and inventories increased $0.9 million due to fair value measurement period adjustments. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date. The final fair value determination of the assets acquired and liabilities assumed will be completed prior to one year from the transaction completion, consistent with ASC 805.

The results of Quest's operations have been included in the Simply Good Foods' Consolidated Financial Statements since November 7, 2019, the date of acquisition. The following table provides net sales from the acquired Quest business included in the Company's results:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	May 30, 2020	May 30, 2020
Net sales	$87,234	$192,621

Unaudited Pro Forma Financial Information

Pro forma financial information is not intended to represent or be indicative of the actual results of operations of the combined business that would have been reported had the Acquisition of Quest been completed at the beginning of the fiscal year 2019, nor is it representative of future operating results of the Company.

This unaudited pro forma combined financial information is prepared based on Article 11 of Regulation S-X period end guidance. The Company and the legacy Quest entity have different fiscal year ends, with Simply Good Foods’ fiscal year being the last Saturday of August while the legacy Quest business fiscal year end was December 31. Because the year ends differ by more than 93 days, Quest's financial information is required to be adjusted to a period within 93 days of Simply Good Foods’ fiscal period end. For the purposes of preparing the unaudited pro forma combined financial information for the thirteen weeks ended May 25, 2019, the Company used Quest’s unaudited consolidated statement of operations for the three months ended March 31, 2019. For the purposes of preparing the unaudited pro forma combined financial information for the thirty-nine weeks ended May 25, 2019, the Company added Quest’s unaudited consolidated statement of operations for the three months ended March 31, 2019 to Quest's unaudited consolidated statement of operations for the six months ended December 31, 2018, which was derived by deducting the historical unaudited consolidated statement of operations for the six months ended June 30, 2018, from the unaudited consolidated statement of operations for the fiscal year ended December 31, 2018.

In addition to the above period end adjustments, the pro forma results include certain adjustments, as required under ASC 805, which are different than Article 11 pro forma requirements. ASC 805 requires pro forma adjustments to reflect the effects of fair value adjustments, transaction costs, capital structure changes, the tax effects of such adjustments, and also requires nonrecurring adjustments be prepared as though the Acquisition of Quest had occurred as of the beginning of the earliest period presented. The adjustments to the historical Quest financial results include the exclusion of legacy derivatives and interest expense that were settled in the execution of the Acquisition of Quest. Additional adjustments include non-recurring transaction costs and the portion of the inventory fair value adjustment recorded by the Company during the thirteen weeks ended and thirty-nine weeks ended May 30, 2020. Both periods were further adjusted to reflect a full period of (a) fair value adjustments related to inventory and incremental customer relationship amortization, (b) interest expense with the higher principal and interest rates associated with the Company's new term loan debt incurred to finance, in part, the Acquisition of Quest, and (c) the effects of the adjustments on income taxes and net income.

The following unaudited pro forma combined financial information presents combined results of the Company and Quest as if the Acquisition of Quest has occurred at the beginning of fiscal 2019:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Revenue	$215,101	$212,885	$662,758	$605,632
Gross profit	$88,626	$81,451	$267,293	$218,399
Net income (loss)	$15,337	$10,925	$46,034	$3,679

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Net sales
North America	$121,937	$133,873	$381,184	$366,425
International	5,930	5,595	20,550	17,774
Total Atkins	127,867	139,468	401,734	384,199

Quest(1)	87,234	—	192,621	—

Total	$215,101	$139,468	$594,355	$384,199
(1) Quest net sales are primarily in North America.

5. Goodwill and Intangibles

Changes to goodwill during the thirty-nine weeks ended May 30, 2020 were as follows:

Total
Balance as of August 31, 2019	$471,427
Acquisition of business	96,231
Balance as of May 30, 2020	$567,658

The change in the Company's Goodwill from August 31, 2019 to May 30, 2020 is the result of the acquisition method of accounting related to the Acquisition of Quest, as described in Note 3. There were no impairment charges related to goodwill or intangible assets during this period or since the inception of the Company.

Intangible assets, net in our Condensed Consolidated Balance Sheets consist of the following:

				May 30, 2020
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$962,000	$—	$962,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	15,603	158,397
Proprietary recipes and formulas	7 years			7,000	2,881	4,119
Licensing agreements	14 years			22,000	4,527	17,473
Software and website development costs	3	-	5 years	5,612	2,291	3,321
Intangible assets in progress	3	-	5 years	206	—	206
				$1,170,818	$25,302	$1,145,516

		August 31, 2019
(In thousands)	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	8,382	50,618
Proprietary recipes and formulas	7 years	7,000	2,131	4,869
Licensing agreements	14 years	22,000	3,348	18,652
		$320,000	$13,861	$306,139

Intangible assets, net changed due to amortization expense and the Acquisition of Quest. Amortization expense related to intangible assets during the thirteen weeks ended May 30, 2020 and May 25, 2019 were $3.9 million and $1.6 million, respectively. Amortization expense related to intangible assets during the thirty-nine weeks ended May 30, 2020 and May 25, 2019 were $10.1 million and $4.9 million, respectively.

Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands by fiscal year)
Remainder of 2020	$3,888
2021	15,327
2022	15,094
2023	14,829
2024	14,281
2025 and thereafter	119,891
Total	$183,310

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

During the thirteen weeks ended May 30, 2020, the Company borrowed $25.0 million under the Revolving Credit Facility. This was a precautionary measure to preserve financial flexibility and to maintain liquidity in response to the spread of COVID-19 and uncertainty around consumer behavior. The Company used the proceeds of the Revolving Credit Facility to meet initial elevated customer orders in response to COVID-19, build finished goods inventory of some of its high velocity items, support working capital and support general corporate purposes. Subsequent to the end of the third quarter 2020, the Company repaid the $25.0 million borrowing under the Revolving Credit Facility. The Company may repay borrowings under the Revolving Credit Facility at any time without penalty.

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the Credit Agreement) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the Credit Agreement may result in an event of default. The Company was in compliance with all financial covenants under the Credit Agreement as of May 30, 2020 and August 31, 2019.

Long-term debt consists of the following:

(In thousands)	May 30, 2020	August 31, 2019
Term Facility (effective rate of 4.8% at May 30, 2020)	$635,500	$196,500
Revolving Credit Facility (effective rate of 4.2% at May 30, 2020)	25,000	—
Finance lease liabilities (effective rate of 5.6% at May 30, 2020)	987	—
Less: Deferred financing fees	11,467	5,565
Total debt	650,020	190,935
Less: Current maturities, net of deferred financing fees of $0.0 million at May 30, 2020 and $1.3 million at August 31, 2019	25,000	676
Less: Current finance lease liabilities	268	—
Long-term debt, net of deferred financing fees	$624,752	$190,259

The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended May 30, 2020.

As of May 30, 2020, the Company had letters of credit in the amount of $5.0 million outstanding. Our letters of credit offset against the availability of the Revolving Credit Facility. These letters of credit exist to support two of the Company's leased buildings and insurance programs relating to workers' compensation. No amounts were drawn against these letters of credit at May 30, 2020.

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of May 30, 2020 and August 31, 2019, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is based on observable inputs and classified as Level 2 in the fair value hierarchy. The amount outstanding on the Revolving Credit Facility approximates fair value due to its short maturity and was repaid subsequent to period end.

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

A loss of $0.5 million was charged to the Loss in fair value change of contingent consideration - TRA liability for the thirty-nine weeks ended May 25, 2019. The Company settled the Income Tax Receivable Agreement (the “TRA”) during the thirty-nine weeks ended May 25, 2019, which resulted in a $1.5 million gain. Following the settlement of the TRA liability, the Company did not have any Level 3 financial assets or liabilities.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of May 30, 2020 and August 31, 2019 due to the relatively short maturity of these instruments.

8. Income Taxes

Effective Tax Rate

The following table shows the tax expense and the effective tax rate for the thirty-nine weeks ended May 30, 2020 and May 25, 2019 resulting from operations:

	Thirty-Nine Weeks Ended
(In thousands)	May 30, 2020	May 25, 2019
Income before income taxes	$30,511	$54,681
Provision for income taxes	$8,238	$13,236
Effective tax rate	27.0%	24.2%

The effective tax rate for the thirty-nine week period ended May 30, 2020 is higher than the effective tax rate for the thirty-nine week period ended May 25, 2019 by 2.8%, which is primarily driven by non-deductible transaction costs, the one-time tax impact of the settlement of the TRA liability during the thirty-nine week period ended May 25, 2019, and other permanent differences.

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

The components of lease expense were as follows:

		Thirteen Weeks Ended	Thirty-Nine Weeks Ended
(in thousands)	Statement of Operations Caption	May 30, 2020	May 30, 2020
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$1,479	$3,726
Variable lease cost (1)	Cost of goods sold and General and administrative	448	1,184
Operating lease cost		1,927	4,910

Short term lease cost	General and administrative	6	30

Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	69	205
Interest on lease liabilities	Interest expense	14	46
Total finance lease cost		83	251

Total lease cost		$2,016	$5,191
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

The gross amounts of assets and liabilities related to both operating and finance leases are as follows:

(in thousands)	Balance Sheet Caption	May 30, 2020
Assets
Operating lease right of use assets	Other long-term assets	$26,998
Finance lease right of use assets	Property and equipment, net	980
Total lease assets		$27,978

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$3,566
Finance lease liabilities	Current maturities of long-term debt	268
Long-term:
Operating lease liabilities	Other long-term liabilities	24,216
Finance lease liabilities	Long-term debt, less current maturities	719
Total lease liabilities		$28,769

Future maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2020	$844	$78
2021	5,664	313
2022	5,118	313
2023	4,196	278
2024	4,102	145
Thereafter	14,686	—
Total lease payments	34,610	1,127
Less: Interest	(6,828)	(140)
Present value of lease liabilities	$27,782	$987

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases at May 30, 2020 is as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	7.03	3.66
Weighted-average discount rate	5.7%	5.6%

Supplemental and other information related to leases was as follows:

Thirty-Nine Weeks Ended
May 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,655
Operating cash flows from finance leases	8
Financing cash flows from finance leases	247

Comparative Information as Reported Under Previous Accounting Standards

The following comparative information is reported based upon previous accounting standards in effect for the periods presented.

Future minimum payments under lease arrangements with a remaining term in excess of one year were as follows as of August 31, 2019:

(in thousands)	August 31, 2019
2020	$2,546
2021	1,947
2022	1,677
2023	1,093
2024	87
Thereafter	56
Total	$7,406

For the thirteen weeks ended May 25, 2019 rent expenses for operating leases were $0.5 million. For the thirty-nine weeks ended May 25, 2019 rent expenses for operating leases were $1.6 million.

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

During the fifty-three week period ended August 31, 2019, the Company reserved $3.5 million for the potential settlement of class action litigation concerning certain product label claims. During the thirty-nine weeks ended May 30, 2020, the Company reserved an additional $0.3 million. The reserve is included within General and administrative in the Consolidated Statements of Operations and Comprehensive Income and the reserve was fully paid into escrow during the thirty-nine weeks ended May 30, 2020. The action was settled subsequent to period end.

Other

The Company has entered into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Atkins and Quest brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of May 30, 2020, the Company will be required to make payments of $2.9 million over the next twelve months.

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

During the thirty-nine weeks ended May 30, 2020, the Company did not repurchase any shares of common stock. As of May 30, 2020, approximately $47.9 million remained available under the stock repurchase program.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share data)	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Basic earnings per share computation:
Numerator:
Net income	$16,409	$13,466	$22,273	$41,445
Denominator:
Weighted average common shares - basic	95,378,495	81,898,276	93,475,539	80,362,978
Basic earnings per share from net income	$0.17	$0.16	$0.24	$0.52
Diluted earnings per share computation:
Numerator:
Net income	$16,409	$13,466	$22,273	$41,445
Denominator:
Weighted average common shares outstanding - basic	95,378,495	81,898,276	93,475,539	80,362,978
Public and Private Warrants	2,285,110	3,110,645	3,392,317	3,582,795
Employee stock options	630,408	844,937	1,028,218	689,849
Non-vested shares	28,303	108,293	37,476	60,081
Weighted average common shares - diluted	98,322,316	85,962,151	97,933,550	84,695,703
Diluted earnings per share from net income	$0.17	$0.16	$0.23	$0.49

Earnings per share calculations for the thirteen weeks ended May 30, 2020 and May 25, 2019 excluded 0.8 million and 0.3 million shares of stock options issuable upon exercise, respectively, that would have been anti-dilutive. Earnings per share calculations for the thirteen weeks ended May 30, 2020 excluded 0.1 million non-vested shares that would have been anti-dilutive. An immaterial number of non-vested shares were excluded from earnings per share calculation for the thirteen weeks ended May 25, 2019.

Earnings per share calculations for the thirty-nine weeks ended May 30, 2020 and May 25, 2019 excluded 0.6 million and 0.3 million shares of stock options issuable upon exercise, respectively, that would have been anti-dilutive. An immaterial number of non-vested shares were excluded from earnings per share calculations for the thirty-nine weeks ended May 30, 2020 and May 25, 2019.

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

The Company recorded $2.2 million and $1.4 million of stock-based compensation expense in the thirteen weeks ended May 30, 2020 and May 25, 2019, respectively. The Company recorded $5.9 million and $3.9 million of stock-based compensation expense in the thirty-nine weeks ended May 30, 2020 and May 25, 2019, respectively.

Stock Options

The following table summarizes stock option activity for the thirty-nine weeks ended May 30, 2020:

	Shares Underlying Options	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of August 31, 2019	2,748,735	$13.35
Granted	194,014	24.20
Exercised	(76,366)	12.20
Forfeited	—	—
Outstanding as of May 30, 2020	2,866,383	$14.12	7.52

Vested and expected to vest as of May 30, 2020	2,866,383	$14.12	7.52

Exercisable as of May 30, 2020	1,551,838	$12.70	7.27

As of May 30, 2020, the Company had $3.2 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 0.82 years. During the thirty-nine week period ended May 30, 2020, the Company received $0.9 million in cash from stock option exercises.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the thirty-nine weeks ended May 30, 2020:

	Restricted Stock Units	Weighted average grant-date fair value
Non-vested as of August 31, 2019	92,400	$17.50
Granted	158,512	24.01
Vested	(51,518)	18.17
Forfeited	(4,923)	16.36
Non-vested as of May 30, 2020	194,471	$22.66

As of May 30, 2020, the Company had $3.0 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.87 years.

Performance Stock Units

During the thirty-nine weeks ended May 30, 2020, the Board of Directors granted performance stock units under the Company’s equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. Performance stock units were valued using a Monte-Carlo simulation.

The following table summarizes performance stock unit activity for the thirty-nine weeks ended May 30, 2020:

	Performance Stock Units	Weighted average grant-date fair value
Non-vested as of August 31, 2019	192,389	$11.93
Granted	121,288	27.39
Vested	—	—
Forfeited	(3,142)	16.67
Non-vested as of May 30, 2020	310,535	$17.92

As of May 30, 2020, the Company had $3.8 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.83 years.

Stock Appreciation Rights

Stock appreciation rights ("SARs") permit the holder to participate in the appreciation of the Company's common stock price. The Company's SARs settle in shares of its common stock once the applicable vesting criteria has been met. SARs cliff vest 3 years from the date of grant and must be exercised within 10 years.

The following table summarizes SARs activity for the thirty-nine weeks ended May 30, 2020:

	Shares Underlying SARs	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of August 31, 2019	—	$—
Granted	150,000	24.20
Exercised	—	—
Forfeited	—	—
Outstanding as of May 30, 2020	150,000	$24.20	9.42

Vested and expected to vest as of May 30, 2020	150,000	$24.20	9.42

Exercisable as of May 30, 2020	—	$—	0.00

As of May 30, 2020, the Company had $0.3 million of total unrecognized compensation cost related to its SARs that will be recognized over a weighted average period of 2.42 years.

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

15. Restructuring and Related Charges

In May 2020, the Company announced certain restructuring activities in conjunction with the implementation of the Company’s future-state organization design, which creates a fully integrated organization with its completed Acquisition of Quest. The new organization design becomes effective on August 31, 2020. These restructuring plans primarily include workforce reductions and changes in management structure.

The one-time termination benefits and employee severance costs to be incurred in relation to these restructuring activities are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, and ASC Topic 712, Compensation-Nonretirement Postemployment Benefits, respectively. The Company recognizes a liability and the related expense for these restructuring costs when the liability is incurred and can be measured. Restructuring accruals are based upon management estimates at the time and can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.

For the thirteen and thirty-nine weeks ended May 30, 2020, the Company incurred $1.4 million of costs for these restructuring activities which have been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income. Overall, the Company expects to incur a total of approximately $6.3 million (including the $1.4 million referenced above) in one-time termination benefits and employee severance costs, which are to be paid throughout fiscal 2021 and the first quarter of fiscal 2022.

Changes to the restructuring liability during the thirty-nine weeks ended May 30, 2020 were as follows:

(in thousands)	Restructuring Liability
Balance as of August 31, 2019	$—
Charges	1,386
Cash payments	—
Non-cash settlements or adjustments	—
Balance as of May 30, 2020	$1,386

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements include, but are not limited to, the effect of the novel coronavirus ("COVID-19") on our business, financial condition and results of operations. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. Such risks and uncertainties include those related to our ability to sell our products.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019 (“Annual Report”) and our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Report. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company’s expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified in Item 1A. “Risk Factors” of this Report and in Item 1A. “Risk Factors” of our Annual Report. The Company assumes no obligation to update any of these forward-looking statements.

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

Effects of COVID-19

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. Additionally, various federal, state and local government-imposed movement restrictions and initiatives have been implemented to reduce the global transmission of COVID-19, including reduced or eliminated food services, the closure of retailing establishments, the promotion of social distancing and the adoption of remote working policies.

During the third quarter of 2020, we actively engaged with the various elements of our value chain, including our customers, contract manufacturers, and logistics and transportation providers, to meet demand for our products and to remain informed of any challenges within our value chain. Given the unpredictable nature of the COVID-19 pandemic and the initial surge in consumption, we increased finished goods inventory of some of our high velocity products. Based on information available to us as of the date of this Report, we believe we will be able to deliver our products to meet customer orders on a timely basis, and therefore, we expect our products will continue to be available for purchase to meet consumer meal replacement and snacking needs for the foreseeable future. We continue to monitor customer and consumer demand, and intend to adapt our plans as needed to continue to drive our business and meet our obligations during the evolving COVID-19 situation.

Additionally, in March 2020, we borrowed $25.0 million under our $75.0 million revolving credit facility, as a precautionary measure to ensure ample financial flexibility in light of the spread of COVID-19 and the initial surge in consumption. The Company used the proceeds of the Revolving Credit Facility to meet initial elevated customer orders, build finished goods inventory of some of our high velocity items, to support working capital and to support general corporate purposes. With approximately $111.1 million of cash and cash equivalents as of May 30, 2020, including the $25.0 million of proceeds from the revolving credit facility borrowing, realized strong cash flow from operations in the third quarter and no material collectability concerns regarding our customers' ability to pay, we believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. Based on that assessment of our source of liquidity and capital, the $25.0 million borrowing under the revolving credit facility was fully repaid in June 2020.

We implemented remote work arrangements and restricted business travel in mid-March, and to date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures.

Our consolidated results of operations for the thirteen week period ended May 30, 2020 was significantly effected by changes in consumer shopping and consumption behavior due to COVID-19. At the beginning of the third quarter of 2020, retail takeaway for our products increased significantly in connection with a surge in consumer demand for shelf stable food products. Following a three week period of pantry loading by consumers in early March, subsequent movement restrictions and to stay-at-home orders resulted in fewer on-the-go and away-from-home usage occasions for some of our products. Atkins brand third quarter net sales declined 8.3% as solid e-commerce growth was more than offset by softness in measured channels. However, lower trade promotions and management's decision to reduce marketing, advertising and general and administrative spend resulted in Atkins brand margin expansion and Adjusted EBITDA growth.
Based on the duration and severity of economic effects from the COVID-19 pandemic, including but not limited to stock market volatility, the potential for (i) a return to increased rates of reported cases of COVID-19 (which has been referred to as a "second wave"), (ii) unexpected supply chain disruptions, (iii) changes to customer operations, (iv) changes in consumer purchasing and consumption behavior, and (v) the closure of retail establishments, we remain uncertain of the ultimate effect COVID-19 could have on our business. We believe the severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue through the end of our fiscal year. We also believe there will likely continue to be volatility in third party reported retail takeaway data for our products due to the ongoing COVID-19 outbreak. Refer to Item 1A. “Risk Factors” of this Report for additional information regarding the risks of the pandemics, such as COVID-19.

Restructuring and Related Charges

In May 2020, we announced certain restructuring activities in conjunction with the implementation of our future-state organization design, which creates a fully integrated organization with our completed Acquisition of Quest. The new organization design becomes effective on August 31, 2020. These restructuring plans primarily include workforce reductions and changes in management structure.

For the thirteen and thirty-nine weeks ended May 30, 2020, we incurred $1.4 million of costs for these restructuring activities which have been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income. Overall, we expect to incur a total of approximately $6.3 million (including the $1.4 million referenced above) in one-time termination benefits and employee severance costs, which are to be paid throughout fiscal 2021 and the first quarter of fiscal 2022. As of May 30, 2020, the outstanding restructuring liability was $1.4 million. Refer to Note 15, Restructuring and Related Charged, of our Notes to Unaudited Condensed Consolidated Financial Statements in this Report for additional information regarding restructuring activities.

Our Reportable Segment

Following the Acquisition of Quest, the Company's operations are organized into two operating segments; Atkins and Quest, which are aggregated into one reporting segment, due to similar financial, economic and operating characteristics. The operating segments are also similar in the following areas: (a) the nature of the products; (b) the nature of the production processes; (c) the methods used to distribute products to customers, (d) the type of customer for the products, and (e) the nature of the regulatory environment. The recently announced restructuring and new organization design will create an efficient and fully integrated organization that will continue to support and build multi-category nutritional snacking brands.

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

•
General and administrative. General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support our business, including fees for employee salaries, professional services, integration costs, restructuring costs, insurance and other general corporate expenses.

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

Results of Operations

The effect of COVID-19 during our fiscal third quarter was unprecedented. Third quarter performance was significantly effected by COVID-19 factors that resulted in changes in consumer shopping and consumption behavior. Following a three week period of pantry loading by consumers in early March, subsequent movement restrictions resulted in lower on-the-go and away-from-home usage occasions for some of our products. Consolidated Simply Good Foods third quarter net sales increased by 54.2% driven by the Acquisition of Quest. Atkins brand third quarter net sales declined 8.3% as solid e-commerce growth, an increase of 125% as compared to the same prior year period, was offset by softness in measured channels. Net income improved by $2.9 million compared to the same prior year period. Adjusted EBITDA increased 74.2% primarily due to the Acquisition of Quest. Atkins brand third quarter profitability improved as compared to the same prior year period as a result of a reduction in trade promotion, favorable supply chain costs, and lower Selling and marketing and lower incentive compensation.

The marketplace trends of our products have improved sequentially as movement restrictions eased during our fiscal third quarter and into the early part of the fiscal fourth quarter of 2020. We believe the increase in consumption is due to increasing brand relevance among consumers, increased shopping trips and more on-the-go consumption. As retail takeaway trends improve, we are increasing marketing and merchandising investments in our brands in anticipation that the benefits of our products will become increasingly more relevant to our target consumers. We believe that as home confinement continues to ease in the United States, snacking and meal replacement usage occasions will increase, our brand benefits of weight management and active nutrition will grow, and consumer shopping behavior will return to more normal patterns.

Overall, the results in the first-half of fiscal 2020 exceeded our expectations with strong performance from both the Atkins and Quest brands, however the COVID-19 situation effected consumer demand for nutritional snacking category products in the fiscal third quarter of 2020. Over the remainder of the fiscal fourth quarter and into fiscal 2021, we intend to position our business for long-term growth.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended May 30, 2020 and the Thirteen Weeks Ended May 25, 2019

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	May 30, 2020	% of Sales	May 25, 2019	% of Sales
Net sales	$215,101	100.0%	$139,468	100.0%
Cost of goods sold	126,475	58.8%	82,811	59.4%
Gross profit	88,626	41.2%	56,657	40.6%

Operating expenses:
Selling and marketing	24,510	11.4%	17,550	12.6%
General and administrative	28,713	13.3%	15,947	11.4%
Depreciation and amortization	4,248	2.0%	1,892	1.4%
Business transaction costs	47	—%	758	0.5%
Total operating expenses	57,518	26.7%	36,147	25.9%

Income from operations	31,108	14.5%	20,510	14.7%

Other (expense) income:
Interest income	29	—%	1,066	0.8%
Interest expense	(8,324)	(3.9)%	(3,428)	(2.5)%
Loss on foreign currency transactions	(418)	(0.2)%	(153)	(0.1)%
Other income	59	—%	55	—%
Total other expense	(8,654)	(4.0)%	(2,460)	(1.8)%

Income before income taxes	22,454	10.4%	18,050	12.9%
Income tax expense	6,045	2.8%	4,584	3.3%
Net income	$16,409	7.6%	$13,466	9.7%

Other financial data:
Adjusted EBITDA(1)	$43,363	20.2%	$24,893	17.8%

(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net income for each applicable period.

Net sales. Net sales of $215.1 million represented an increase of $75.6 million, or 54.2%, for the thirteen weeks ended May 30, 2020 compared to the thirteen weeks ended May 25, 2019. The net sales increase of 54.2% was primarily attributable to the Acquisition of Quest, which drove 62.5% of the increase. Atkins brand net sales decreased 8.3% primarily due to COVID-19 related movement restrictions and stay-at-home orders which resulted in lower on-the-go and away-from-home usage occasions for our products. The Atkins brand benefited from solid e-commerce sales growth and lower levels of trade promotion during the quarter.

Cost of goods sold. Cost of goods sold increased $43.7 million, or 52.7%, for the thirteen weeks ended May 30, 2020 compared to the thirteen weeks ended May 25, 2019. The cost of goods sold increase was driven by sales volume growth attributable to the Acquisition of Quest.

Gross profit. Gross profit increased $32.0 million, or 56.4%, for the thirteen weeks ended May 30, 2020 compared to the thirteen weeks ended May 25, 2019. Gross profit of $88.6 million, or 41.2% of net sales, for the thirteen weeks ended May 30, 2020 increased 60 basis points from 40.6% of net sales for the thirteen weeks ended May 25, 2019. The increase in gross profit was primarily the result of the Acquisition of Quest, partially offset by the decrease in Atkins brand sales.

Operating expenses. Operating expenses increased $21.4 million, or 59.1%, for the thirteen weeks ended May 30, 2020 compared to the thirteen weeks ended May 25, 2019 due to the following:

•
Selling and marketing. Selling and marketing expenses increased $7.0 million, or 39.7%, for the thirteen weeks ended May 30, 2020 compared to the thirteen weeks ended May 25, 2019. The increase was primarily related to the Acquisition of Quest of $8.2 million. This increase was partially offset by the Company's actions to reduce television media and marketing spend for Atkins brand due to the effects of COVID-19.

•
General and administrative. General and administrative expenses increased $12.8 million, or 80.1%, for the thirteen weeks ended May 30, 2020 compared to the thirteen weeks ended May 25, 2019. The increase was primarily attributable to the Acquisition of Quest of $10.2 million, Quest integration related costs of $4.1 million, restructuring charges of $1.4 million, and increased stock based compensation expense of $0.7 million. These increases were partially offset by reduced Atkins General and administrative costs primarily due to lower incentive compensation.

•
Depreciation and amortization. Depreciation and amortization expenses increased $2.4 million, or 124.5%, for the thirteen weeks ended May 30, 2020 compared to the thirteen weeks ended May 25, 2019. The increase was primarily due to amortization for the intangible assets recognized in the Acquisition of Quest of $2.1 million.

•
Business transaction costs. Business transaction costs decreased $0.7 million for the thirteen weeks ended May 30, 2020 compared to the thirteen weeks ended May 25, 2019. Business transaction costs incurred in the thirteen weeks ended May 30, 2020 were comprised of expenses related to the Acquisition of Quest, and the business transaction costs incurred within the thirteen weeks ended May 25, 2019 were related to business development activities.

Interest income. Interest income decreased $1.0 million for the thirteen weeks ended May 30, 2020 compared to the thirteen weeks ended May 25, 2019 primarily due to $195.3 million of cash on hand being utilized for the Acquisition of Quest in the first quarter.

Interest expense. Interest expense increased $4.9 million for the thirteen weeks ended May 30, 2020 compared to the thirteen weeks ended May 25, 2019 primarily due to the first quarter term loan funding of $460.0 million to partially finance the Acquisition of Quest, as well as the $25.0 million draw on the revolving credit facility in the third quarter.

Loss on foreign currency transactions. A loss of $0.4 million in foreign currency transactions was recorded for the thirteen weeks ended May 30, 2020 compared to a foreign currency loss of $0.2 million for the thirteen weeks ended May 25, 2019. The change related to changes in foreign currency rates related to international operations.

Income tax expense. Income tax expense increased $1.5 million, for the thirteen weeks ended May 30, 2020 compared to the thirteen weeks ended May 25, 2019. The increase in our income tax expense is primarily driven by higher pre-tax book income, offset by non-deductible transaction costs, and other permanent differences.

Adjusted EBITDA. Adjusted EBITDA increased $18.5 million, or 74.2%, for the thirteen weeks ended May 30, 2020 compared to the thirteen weeks ended May 25, 2019. The increase was primarily due to the Acquisition of Quest as well as cost efficiencies from reduced Atkins brand operating expenses, levels of trade promotion during the quarter, reduced marketing spend, and lower incentive compensation, partially offset by decreases in Atkins brand sales related to the effects of COVID-19. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Comparison of Unaudited Results for the Thirty-Nine Weeks Ended May 30, 2020 and the Thirty-Nine Weeks Ended May 25, 2019

The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 30, 2020	% of Sales	May 25, 2019	% of Sales
Net sales	$594,355	100.0%	$384,199	100.0%
Cost of goods sold	358,129	60.3%	225,967	58.8%
Gross profit	236,226	39.7%	158,232	41.2%

Operating expenses:
Selling and marketing	69,985	11.8%	47,598	12.4%
General and administrative	74,961	12.6%	41,677	10.8%
Depreciation and amortization	10,988	1.8%	5,643	1.5%
Business transaction costs	26,900	4.5%	2,087	0.5%
Loss in fair value change of contingent consideration - TRA liability	—	—%	533	0.1%
Total operating expenses	182,834	30.8%	97,538	25.4%

Income from operations	53,392	9.0%	60,694	15.8%

Other (expense) income:
Interest income	1,493	0.3%	2,731	0.7%
Interest expense	(23,882)	(4.0)%	(10,033)	(2.6)%
Gain on settlement of TRA liability	—	—%	1,534	0.4%
Loss on foreign currency transactions	(596)	(0.1)%	(421)	(0.1)%
Other income	104	—%	176	—%
Total other expense	(22,881)	(3.8)%	(6,013)	(1.6)%

Income before income taxes	30,511	5.1%	54,681	14.2%
Income tax expense	8,238	1.4%	13,236	3.4%
Net income	$22,273	3.7%	$41,445	10.8%

Other financial data:
Adjusted EBITDA(1)	$116,889	19.7%	$74,556	19.4%

(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net income for each applicable period.

Net sales. Net sales of $594.4 million represented an increase of $210.2 million, or 54.7%, for the thirty-nine weeks ended May 30, 2020 compared to the thirty-nine weeks ended May 25, 2019. The net sales increase of 54.7% was primarily attributable to the Acquisition of Quest, which drove 50.1% of the increase. Atkins brand net sales increased 4.6% driven by strong e-commerce volume, partially offset by higher trade promotions.

Cost of goods sold. Cost of goods sold increased $132.2 million, or 58.5%, for the thirty-nine weeks ended May 30, 2020 compared to the thirty-nine weeks ended May 25, 2019. The cost of goods sold increase was driven by sales volume growth primarily attributable to the Acquisition of Quest, and the effect of the non-cash $7.5 million inventory step-up related to the Acquisition of Quest.

Gross profit. Gross profit increased $78.0 million, or 49.3%, for the thirty-nine weeks ended May 30, 2020 compared to the thirty-nine weeks ended May 25, 2019. Gross profit of $236.2 million, or 39.7% of net sales, for the thirty-nine weeks ended May 30, 2020 decreased 150 basis points from 41.2% of net sales for the thirty-nine weeks ended May 25, 2019. The decrease in gross margin was primarily the result of the non-cash $7.5 million inventory step-up and slightly lower gross profit margins of the Quest business.

Operating expenses. Operating expenses increased $85.3 million, or 87.4%, for the thirty-nine weeks ended May 30, 2020 compared to the thirty-nine weeks ended May 25, 2019 due to the following:

•
Selling and marketing. Selling and marketing expenses increased $22.4 million, or 47.0%, for the thirty-nine weeks ended May 30, 2020 compared to the thirty-nine weeks ended May 25, 2019. The increase was primarily related to the Acquisition of Quest of $18.5 million and an increase in e-commerce and television media marketing investments of $1.8 million.

•
General and administrative. General and administrative expenses increased $33.3 million, or 79.9%, for the thirty-nine weeks ended May 30, 2020 compared to the thirty-nine weeks ended May 25, 2019. The increase was primarily attributable to the Acquisition of Quest of $23.7 million, Quest integration related costs of $9.4 million, restructuring charges of $1.4 million, and an increase in stock-based compensation expense of $2.0 million. These increases were partially offset by reduced Atkins brand general and administrative costs primarily due to lower incentive compensation.

•
Depreciation and amortization. Depreciation and amortization expenses increased $5.3 million, or 94.7%, for the thirty-nine weeks ended May 30, 2020 compared to the thirty-nine weeks ended May 25, 2019. The increase was primarily due to amortization for the intangible assets recognized in the Acquisition of Quest of $4.8 million.

•
Business transaction costs. Business transaction costs increased $24.8 million for the thirty-nine weeks ended May 30, 2020 compared to the thirty-nine weeks ended May 25, 2019. The $26.9 million incurred in the thirty-nine weeks ended May 30, 2020 was comprised of expenses related to the Acquisition of Quest. The $2.1 million recorded in the prior year is primarily comprised of expenses relating to business development activities.

•
Loss in fair value change of contingent consideration - TRA liability. The thirty-nine weeks ended May 25, 2019 included a loss in fair value change of contingent consideration of $0.5 million. The Income Tax Receivable Agreement (the “TRA”) liability was settled in the first quarter of fiscal 2019.

Interest income. Interest income decreased $1.2 million for the thirty-nine weeks ended May 30, 2020 compared to the thirty-nine weeks ended May 25, 2019 primarily due to $195.3 million of cash on hand being utilized for the Acquisition of Quest in the first quarter.

Interest expense. Interest expense increased $13.8 million for the thirty-nine weeks ended May 30, 2020 compared to the thirty-nine weeks ended May 25, 2019 primarily due to the first quarter term loan funding of $460.0 million to partially finance the Acquisition of Quest, as well as the $25.0 million draw on the revolving credit facility in the third quarter.

Gain on settlement of TRA liability. The Company recorded a $1.5 million gain in connection with the settlement of the TRA liability in the thirty-nine weeks ended May 25, 2019.

Loss on foreign currency transactions. A loss of $0.6 million in foreign currency transactions was recorded for the thirty-nine weeks ended May 30, 2020 compared to a foreign currency loss of $0.4 million for the thirty-nine weeks ended May 25, 2019. The change relates to changes in foreign currency rates related to international operations.

Income tax expense. Income tax expense decreased $5.0 million, for the thirty-nine weeks ended May 30, 2020 compared to the thirty-nine weeks ended May 25, 2019. The decrease in our income tax expense was primarily driven by lower pre-tax book income, offset by non-deductible transaction costs, the one-time tax impact of the settlement of the TRA liability during the thirty-nine week period ended May 25, 2019, and other permanent differences.

Adjusted EBITDA. Adjusted EBITDA increased $42.3 million, or 56.8%, for the thirty-nine weeks ended May 30, 2020 compared to the thirty-nine weeks ended May 25, 2019. The increase was primarily due the Acquisition of Quest and lower incentive compensation, partially offset by higher trade promotion, and an increase in e-commerce and television media marketing investments. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

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

The following unaudited tables below provide a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen and thirty-nine weeks ended May 30, 2020 and May 25, 2019:

Adjusted EBITDA Reconciliation: (in thousands)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Net income	$16,409	$13,466	$22,273	$41,445
Interest income	(29)	(1,066)	(1,493)	(2,731)
Interest expense	8,324	3,428	23,882	10,033
Income tax expense	6,045	4,584	8,238	13,236
Depreciation and amortization	4,488	1,929	11,607	5,754
EBITDA	35,237	22,341	64,507	67,737
Business transaction costs	47	758	26,900	2,087
Stock-based compensation expense	2,150	1,444	5,945	3,922
Inventory step-up	—	—	7,522	—
Integration of Quest	4,094	—	9,435	—
Restructuring	1,386	—	1,386	22
Non-core legal costs	48	179	603	1,330
Loss in fair value change of contingent consideration - TRA liability	—	—	—	533
Gain on settlement of TRA liability	—	—	—	(1,534)
Other (1)	401	171	591	459
Adjusted EBITDA	$43,363	$24,893	$116,889	$74,556
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

The following unaudited tables below provide a reconciliation of Adjusted Diluted Earnings Per Share to its most directly comparable GAAP measure, which is diluted earnings per share, for the thirteen and thirty-nine weeks ended May 30, 2020 and May 25, 2019:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Diluted earnings per share	$0.17	$0.16	$0.23	$0.49

Depreciation and amortization	0.03	0.02	0.09	0.05
Business transaction costs	—	0.01	0.20	0.02
Stock-based compensation expense	0.02	0.01	0.04	0.04
Inventory step-up	—	—	0.06	—
Integration of Quest	0.03	—	0.07	—
Restructuring	0.01	—	0.01	—
Non-core legal costs	—	—	—	0.01
Gain on settlement of TRA liability	—	—	—	(0.01)
Other (1)	—	—	—	—
Rounding (2)	—	—	0.01	—
Adjusted diluted earnings per share	$0.26	$0.20	$0.71	$0.60
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

We had $111.1 million in cash and cash equivalents as of May 30, 2020. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months.

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

On November 7, 2019, the Company entered into an amendment (the “Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Loan by $460.0 million. The Term Loan together with the incremental borrowing make up the Initial Term Loans (as defined in the Incremental Facility Amendment) and as of the Amendment No. 2 Effective Date (as defined in the Incremental Facility Amendment), the Initial Term Loans bear interest at a rate equal to, at the Company's option, either LIBOR plus an applicable margin of 3.75% or a base rate plus an applicable margin of 2.75%. The Incremental Facility Amendment was executed to finance, in part, the Acquisition of Quest. No amounts under the Term Loan were repaid as a result of the execution of the Incremental Facility Amendment.

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

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the Credit Agreement) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the Credit Agreement may result in an event of default. The Company was in compliance with all financial covenants under the Credit Agreement as of May 30, 2020 and August 31, 2019.

At May 30, 2020, the outstanding balances of the Term Facility and Revolving Credit Facility were $635.5 million and $25.0 million, respectively. During the thirteen weeks ended May 30, 2020, the Company borrowed $25.0 million under the Revolving Credit Facility. This was a precautionary measure to preserve financial flexibility and to maintain liquidity in response to the spread of COVID-19 and uncertainty around consumer behavior. The Company used the proceeds of the Revolving Credit Facility to meet initial elevated customer orders in response to COVID-19, to build finished goods inventory of some of its high velocity items, support working capital and support general corporate purposes. Subsequent to the end of the third quarter 2020, the Company fully repaid the $25.0 million borrowing under the Revolving Credit Facility. The Company may repay borrowings under the Revolving Credit Facility at any time without penalty. The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended May 30, 2020.

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

Acquisition of Quest

On August 21, 2019, Atkins entered into the Purchase Agreement with the Target Companies, VMG Voyage Holdings, LLC, VMG Tax-Exempt II, L.P., Voyage Employee Holdings, LLC, and other sellers defined in the Purchase Agreement. On November 7, 2019, pursuant to the Purchase Agreement, Atkins completed the Acquisition of Quest for a cash purchase price at closing of $1.0 billion, subject to customary post-closing adjustments.

The Acquisition of Quest was funded by the Company through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from the Offering, and $443.6 million of new term loan debt from borrowings under the Incremental Facility Amendment. In the thirty-nine weeks ended May 30, 2020, the Company received a post-closing release from escrow of approximately $2.1 million related to net working capital adjustments, resulting in a total net consideration paid of $986.8 million as of May 30, 2020. For the thirty-nine weeks ended May 30, 2020 the Company incurred business transaction costs $26.9 million including $14.5 million of transaction advisory fees related to the Acquisition of Quest, $3.2 million of unused banker commitment fees, $6.1 million of non-deferrable debt issuance costs for the Incremental Facility Amendment, and $3.1 million of other costs including legal, due diligence, and accounting fees.

Equity Warrants

The Company’s private placement warrants to purchase 6,700,000 shares of common stock remain outstanding.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Thirty-Nine Weeks Ended
	May 30, 2020	May 25, 2019
Net cash provided by operating activities	$24,100	$52,629
Net cash used in investing activities	$(984,306)	$(777)
Net cash provided by financing activities	$805,586	$84,341

Operating activities. Our net cash provided by operating activities decreased $28.5 million to $24.1 million for the period ended May 30, 2020 compared to $52.6 million for the period ended May 25, 2019. The decrease in cash provided by operating activities was primarily driven by significant business transaction and integration costs as well as changes in working capital. The decrease was partially offset by increased cash from operations related to the Acquisition of Quest.

Investing activities. Our net cash used in investing activities increased to $984.3 million for the period ended May 30, 2020 compared to $0.8 million of net cash used in investing activities for the period ended May 25, 2019. The increase was primarily due to the Acquisition of Quest of $982.1 million, net of cash acquired.

Financing activities. Our net cash provided by financing activities was $805.6 million for the period ended May 30, 2020 compared to $84.3 million for the period ended May 25, 2019. Net cash provided by financing activities for the period ended May 30, 2020 includes gross proceeds of $352.5 million from the Offering offset by issuance costs of $3.3 million, proceeds of $460.0 million from the Term Facility borrowing related to the Incremental Facility Amendment offset by issuance costs of $8.2 million, and $25.0 million of proceeds from the borrowing under the Revolving Credit Facility. The cash provided by financing activities for the period ended May 30, 2020 was offset by $21.0 million of principal payments on the Term Facility, an increase of $19.5 million compared to the prior year. Our net cash provided by financing activities for the period ended May 25, 2019 also includes $113.5 million of cash received from warrant exercises, and is partially offset by the payment of the TRA liability of $26.5 million and debt principal payments of $1.5 million on the Term Facility.

Contractual Obligations

The Company's contractual obligations are related to its Credit Agreement and its finance and operating leases. On November 7, 2019, the Company entered the Incremental Facility Amendment to increase the principal borrowed under the Term Facility by $460.0 million. As a result of the Acquisition of Quest, the Company obtained additional lease obligations.

During the third quarter of 2020, the Company borrowed $25.0 million under the Revolving Credit Facility to meet initial elevated customer orders in response to COVID-19, to build finished goods inventory of some of its high velocity items, and as a precautionary measure to ensure it maintains ample financial flexibility in light of the spread of COVID-19. Subsequent to the end of the third quarter 2020, the Company fully repaid the $25.0 million borrowing under the Revolving Credit Facility.

The Company's contractual obligations relating to debt and leases at May 30, 2020 are included in the table below.

	Payments due by period
(in thousands)	Total	Year 1	Years 2-3	Years 4-5	Thereafter
Long-term debt obligations	$660,500	$25,000	$1,794	$633,706	$—
Interest payments	145,490	35,470	70,791	39,229	—
Operating leases	34,610	5,010	9,784	7,986	11,830
Finance leases	1,127	313	609	205	—
Total	$841,727	$65,793	$82,978	$681,126	$11,830

Off-Balance Sheet Arrangements

As of May 30, 2020, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on its financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

 For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report. The adoption of ASC Topic 842 resulted in a change to our lease accounting policy, as discussed in Note 9 of our unaudited interim condensed consolidated financial statements in this Report. There have been no other significant changes to our critical accounting policies since August 31, 2019. Refer to Note 2 of our unaudited interim condensed consolidated financial statements in this Report for further information regarding recently issued accounting standards.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk exposure during the thirteen week period ended May 30, 2020, other than the risk associated with COVID-19 described in Part II, Item 1A. “Risk Factors” of this Report. For additional discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 30, 2020, the Company’s disclosure controls and procedures were effective.

As discussed above, on November 7, 2019, we completed the Acquisition of Quest. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Quest and its affiliated entities. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. Quest and its affiliated entities accounted for 45.6% of our total assets and 32.4% of our net sales as of and for the thirty-nine weeks ended May 30, 2020.

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

There were no changes in our internal control over financial reporting during the quarter ended May 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, could negatively affect our operations, liquidity, financial condition and results of operations. The current COVID-19 outbreak situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of our customers and supply chain partners, which ultimately could result in material negative effects on our business and results of operations.

Pandemics, epidemics or disease outbreaks may affect demand for our products because quarantines or other government restrictions on movements may cause erratic consumer purchase behavior. Governmental or societal impositions of restrictions on public gatherings, especially if prolonged in nature, may have adverse effects on in-person traffic to retail stores and, in turn, our business. Even the perceived risk of infection or health risk may adversely affect traffic to our store-based retail customers and, in turn, our business, liquidity, financial condition and results of operations, particularly if any self-imposed or government-imposed restrictions are in place for a significant amount of time. We believe consumer demand for our products has been affected by the quarantines and government restrictions on movements implemented to address the COVID-19 outbreak, and this may continue in the future.

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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	July 9, 2020	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)