Form 10-K
period 2020-08-29
Simply Good Foods Co
filed 2020-10-28
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 29, 2020

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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
(303) 633-2840
(Registrant's telephone number, including area code)
___________________________________________________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SMPL	Nasdaq

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 2020, the last trading day of the registrant's most recently completed second fiscal quarter was approximately $1.8 billion based on the closing price of $22.06 for one share of common stock, as reported on the Nasdaq Capital Market on that date.

As of October 26, 2020, there were 95,683,897 shares of common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2021 annual meeting of stockholders, to be filed within 120 days after the end of fiscal year ended August 29, 2020, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

The Simply Good Foods Company and Subsidiaries

Cautionary Note Regarding Forward Looking Statements

This Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. We caution you that these forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. You should not place undue reliance on forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These forward-looking statements include, among other things, the effect of the novel coronavirus ("COVID-19") on our business, financial condition and results of operations, statements about our ability to continue to operate at a profit, our ability to maintain current operation levels, our ability to maintain and gain market acceptance for our products or new products, our ability to capitalize on attractive opportunities, our ability to respond to competition and changes in the economy, unexpected costs, charges or expenses resulting from the Acquisition (as defined herein), failure to realize the anticipated benefits of the Acquisition, difficulties and delays in achieving the synergies and cost savings in connection with the Acquisition, changes in the business environment in which we operate including general financial, economic, capital market, regulatory and political conditions affecting us and the industry in which we operate, changes in consumer preferences and purchasing habits, our ability to maintain adequate product inventory levels to timely supply customer orders, the effect of the Tax Cuts and Jobs Act of 2017 on our business, changes in taxes, tariffs, duties, governmental laws and regulations, the availability of or competition for other brands, assets or other opportunities for investment by us or to expand our business, competitive product and pricing activity, difficulties of managing growth profitably, the loss of one or more members of our or of Quest’s (as defined herein) management team, and other risks and uncertainties indicated in this Report, including those set forth under “Risk Factors” in this Report. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including in this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and those contained in subsequent reports we will file with the SEC. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

PART I

Item 1. Business

Overview

The Simply Good Foods Company is a highly-focused consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. The product portfolio we develop, market and sell consists primarily of nutrition bars, ready-to-drink (“RTD”) shakes, sweet and salty snacks and confectionery products marketed under the Atkins®, Atkins Endulge® and Quest® brand names. Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with investment opportunities in the snacking space and broader food category.

The Company’s nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies and health-and-wellness trends: Atkins® for those following a low-carb lifestyle and Quest® for consumers seeking a variety of protein-rich foods and beverages that also limit sugars and simple carbs. We distribute our products in major retail channels, primarily in North America, including grocery, club and mass merchandise, as well as through e-commerce, convenience, specialty and other channels. Our portfolio of nutritious snacking brands gives us a strong platform with which to introduce new products, expand distribution, and attract new consumers to our products.

We believe snacking occasions have been on the rise in recent years as consumers desire more convenient, healthy and delicious foods, snacks and meal replacements. We believe our emphasis on product formats such as our nutrition and protein bars, cookies and RTD shakes positions us to fill important needs for consumers. We believe a number of existing and emerging consumer trends within the U.S. food and beverage industry will continue to both drive the growth of the nutritional snacking category and increase the demand for our product offerings. Some of these trends include increased consumption of smaller, more frequent meals throughout the day, consumers’ strong preference for convenient, “better-for-you” snacks, consumers’ greater focus on health and wellness, and consumers’ moves toward limiting carbohydrate and sugar consumption, as well as the trend of consumers seeking to add convenient sources of protein and fiber to their diets.

With our Atkins brand, we strive to offer a compelling line of nutrition bars, RTD shakes and confections, and with our Quest brand, we strive to offer an attractive line up of protein bars, cookies, pizza, protein chips, RTD shakes and confections, which target these existing and emerging consumer trends. Our sales, marketing and research and development capabilities enable us to distribute products to a national customer base across a spectrum of retail channels, including the mass merchandise, grocery and drug channels, club stores, e-commerce, and small format retail such as convenience stores and gas stations.

Simply Good Foods was formed in Delaware on March 30, 2017, to consummate the Business Combination, which occurred on July 7, 2017. As part of our strategy to become an industry leading snacking platform, in November 2019, we acquired Quest Nutrition, LLC. We refer to this transaction as the “Quest Acquisition.”

In addition to pursuing attractive run-rate cost synergies over time by leveraging efficiencies of scale with our legacy Atkins business, we completed the Quest Acquisition to realize several other potential benefits. Quest's products compete in many attractive, fast growing sub-segments within the nutritional snacking category and we expect Quest’s research and development insights and capabilities to benefit our broader business. Quest also has an extremely loyal following and strong appeal among consumers ages 18-35, which complements Atkins' strength among consumers ages 35+. We also believe the Quest Acquisition will allow us to benefit from Quest's existing relationships and effectiveness within certain channels of trade, such as e-commerce and the small format channel, and leverage Quest’s social media-based marketing capabilities. We believe we will also benefit from utilizing certain of Quest’s systems, such as its enterprise resource planning (ERP) platform, and associated reporting tools.

Our principal executive offices are located at 1225 17th Street, Suite 1000, Denver, Colorado, 80202. Our telephone number is (303) 633-2840. We also maintain a second major location in El Segundo, California, which serves as the headquarters for our Quest brand’s marketing and research and development leadership along with additional personnel in other company-wide departments. We maintain a web site at www.thesimplygoodfoodscompany.com.

Recent Developments

Effects of COVID-19

In December 2019, a novel coronavirus disease, or COVID-19, was reported and in January 2020, the World Health Organization, or WHO, declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provided a substantial stimulus and assistance package intended to address the effect of the COVID-19 pandemic, including tax relief and government loans, grants and investments. Additionally, various federal, state and local government-imposed movement restrictions and initiatives have been implemented to reduce the global transmission of COVID-19, including reduced or eliminated food services, the closure of retailing establishments, the promotion of social distancing and the adoption of remote working policies.

During the third quarter of 2020, we actively engaged with the various elements of our value chain, including our customers, contract manufacturers, and logistics and transportation providers, to meet demand for our products and to remain informed of any challenges within our value chain. Given the unpredictable nature of the COVID-19 pandemic and the initial surge in consumption, we increased finished goods inventory of some of our key products. Based on information available to us as of the end of our fiscal year, we believe we will be able to deliver our products to meet customer orders on a timely basis, and therefore, we expect our products will continue to be available for purchase to meet consumer meal replacement and snacking needs for the foreseeable future. We continue to monitor customer and consumer demand, and intend to adapt our plans as needed to continue to drive our business and meet our obligations during the evolving COVID-19 situation.

We implemented remote work arrangements and restricted business travel in mid-March, and to date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. As describe in more detail below under “Our Strengths,” we believe our lean infrastructure, which allows for significant flexibility, speed-to-market and minimal capital investment, has enabled us to adjust our expenditures to maintain cash flow until the continued reopening of the U.S. economy causes the return of shopping behavior to more normal patterns and our brand benefits of active nutrition and weight management drive greater better-for-you snacking and meal replacement usage occasions.

As described in more detail under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated results of operations for the full fiscal year ended August 29, 2020 were affected by changes in consumer shopping and consumption behavior due to COVID-19. After the brief pantry loading period in mid-March 2020, the nutritional snacking category saw a marked decrease in shopping trips (particularly in the mass channel) and fewer usage occasions. This affected our portable and convenient on-the-go products, especially the nutrition and protein bar portion of our business for both our Atkins and Quest brands. As home confinement restrictions began to ease, shopping trips steadily improved from their lowest point and consumer interest in weight management and active nutrition began to improve.

During the fourth fiscal quarter of 2020, the improvement in category trends plateaued. While our Quest brand has outperformed its portion of the nutritious snaking segment, the performance of our Atkins brand, which is part of the weight management portion of the market, has remained slower due to the temporary softer interest in weight management for consumers, fewer on-the-go usage occasions and weakness in the mass channel that has experienced reduced shopper traffic during the pandemic.

We believe the severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue during our 2021 fiscal year. We also believe demand for our products has strengthened, but there will likely continue to be irregularity in third party reported retail takeaway data for our products until the more fulsome reopening of the U.S. economy and the associated return of shopping behavior to more normal patterns and our brand benefits of active nutrition and weight management drive more better-for-you snacking and meal replacement usage occasions. Please also see the information under Item 1A. “Risk Factors” for additional information regarding the risks of pandemics, such as COVID-19.

SimplyProtein® Brand Sale

Effective September 24, 2020, we sold the assets exclusively related to the Company’s SimplyProtein® brand of products to a newly formed entity led by the Company’s Canadian-based management team who had been responsible for this brand prior to the sale transaction. In addition to purchasing these assets, the buyer assumed certain liabilities related to the SimplyProtein brand’s business.

The transaction enables our management to focus its full time and our resources on our core Atkins® and Quest® branded businesses and other strategic initiatives. Information in this Form 10-K includes information with respect to the Simply Protein business as the sale was effective after the end of the 2020 fiscal year.

Our Strengths

Powerful brands with strong consumer awareness and loyalty. We are a leader in the fast growing nutritional snacking category, and both the Atkins and Quest brands are leading brands with scale in nutrition and protein bars for both brands, RTD shakes and confections for the Atkins brand, and chips, cookies and pizza for the Quest brand. Our highly focused snacking portfolio provides us with a leading position within retailers’ nutrition and wellness aisles, resulting in meaningful shelf space. Our brands are able to appeal to both consumers interested in an active lifestyle who are seeking protein rich, low-carb snacking options and weight management program consumers, which makes our brands highly attractive and strategic for a diverse set of retailers across various distribution channels.

Aligned with consumer mega trends. Increasing global concern about growing rates of obesity and weight-related diseases and other health issues has resulted in increased scientific, media and consumer focus on nutrition. Over 100 independent, peer reviewed, clinical studies show the benefits of controlling carbohydrates. Management believes that this focus is prompting consumers to rebalance their nutritional breakdown away from carbohydrates. In fact, 73% of consumers are seeking to lower their carbohydrate intake according to Health Focus International. Our brand attributes, “low carb,” “low sugar” and “protein rich” nutrition, are well aligned with consumer mega trends. In addition, we believe consumers’ eating habits are gradually shifting towards increased convenience, snacking and meal replacement. We also believe our portfolio of convenient and nutritious products and our ongoing effort to meet consumer demands for “cleaner labels,” which we define as products made with fewer, simpler and more recognizable ingredients, are strategically aligned with these trends.

Scalable snacking and food platform. We have been able to grow our product offerings for both of our nutritious snacking brands through our line extensions and through acquisitions. Our in-house product development experience, combined with our outsourced manufacturing model, allow us to bring new products to market quickly. We pride ourselves on knowing our consumers and mining insights that lead to new products and ideas. We believe that we have the ability to leverage our strong relationships with our retail customers and distributors, a strong brand building track record, and category management expertise to help new products, brands and brand extensions gain distribution and consumer recognition, allowing us to continue to successfully expand our snacking platform.

Asset-light business with strong cash generation. We retain core in-house capabilities including sales, marketing, brand management, customer relationships, product development, and supply-chain expertise, while collaborating with a diversified pool of contract manufacturers and distributors to execute manufacturing and distribution. Outsourcing these competencies allows us to focus our efforts on innovation, marketing and sales to meet consumer demands. Our lean infrastructure allows for significant flexibility, speed-to-market and minimal capital investment, which translates into relatively consistent and robust free cash flow generation over time, driven by strong gross margins.

Experienced leadership team. Simply Good Foods has an experienced team of industry veterans with extensive experience across multiple branded consumer products, food and nutrition categories. For example, our President and Chief Executive Officer, Joseph Scalzo, has significant experience operating packaged foods businesses, having served in various leadership roles at Dean Foods, WhiteWave Foods, The Gillette Company, The Coca-Cola Company, and The Procter & Gamble Company. Our management team's extensive experience is complemented by the significant industry expertise of our directors James Kilts, the former Chief Executive Officer of The Gillette Company and Nabisco, and former President of Kraft USA and Oscar Mayer, and David West, the former Chief Executive Officer of Big Heart Pet Brands and The Hershey Company. Our management team’s deep expertise and proven record of accomplishment in managing brands and operating packaged food businesses is a key driver of our success and positions Simply Good Foods as an attractive vehicle for future long-term growth within the snacking space and broader food category.

Our Strategies

Leverage platform to expand in attractive food and snacking categories. Management believes the fragmented snacking category presents a substantial opportunity for consolidation and the opportunity to build, through disciplined acquisitions, a leading platform in the snacking space and broader food category. As a leader in nutritious snacking, we believe we have the unique capability to leverage our operating platform and customer relationships to expand beyond the Atkins and Quest brands. In addition, we believe the nutritious snacking category will continue to grow given its relatively low household penetration and favorable consumer trends of snacking, health and wellness, convenience and on-the-go consumption. Our experienced management team has deep expertise in brand building that we believe will help us to expand the business into additional brands and products in the snacking segment. Over time, we expect to continue seeking to identify and evaluate acquisition opportunities to complement our platform, and we see significant opportunity for growth and synergies in complementary adjacent snacking categories such as the “better-for-you” eating space.

Innovate and expand the portfolio of product offerings to meet consumer demand for “cleaner labels,” higher protein products and new product forms. Management expects that our ongoing efforts to meet consumer demand for “cleaner labels” will be effective at reaching self-directed low carbohydrate consumers who are focused on overall health, wellness and “clean eating,” as part of their active lifestyle or for weight management. Management is committed to continually finding new and innovative formulations to reduce the number of product ingredients, as well as using “better for you” ingredients like nuts, fiber and whey protein in its existing products, while maintaining and improving taste and quality. In addition, we intend to continue to enhance, strengthen and expand our product offerings with new and innovative flavors and forms, simple ingredients and packaging alternatives, all while maintaining a commitment to delivering products that meet our nutritional profile and provide the convenience that consumers crave. Our in-house research and development laboratories allow us to develop new products internally and bring them to market quickly through our contract manufacturing network without diverging from high standards of taste, quality, safety and nutritional content. Additionally, we intend to satisfy developing and changing consumer preferences through the pursuit of merger and acquisition transactions.

Expand distribution in white space opportunities. In the fifty-two week period ended August 29, 2020, approximately 75% Atkins’ gross sales in the U.S. were through the mass retailer and grocery distribution channels and approximately 52% of Quest’s gross sales in the U.S. were through the mass retailer and grocery distribution channels. Our management believes there is opportunity for the brand to penetrate further those channels as well as other distribution channels such as convenience and club stores. In addition, while shoppers have become heavier consumers of e-commerce purchases generally, only approximately 9% of Atkins’ gross sales for the fifty-two week period ended

August 29, 2020 were through its e-commerce channel, while approximately 21% of Quest’s gross sales for the same period were through its e-commerce channel. We intend to leverage our brand recognition to develop further the distribution channels through which we reach consumers, including through the continued expansion of the e-commerce channel.

Continue our marketing efforts to our loyal consumer bases. We intend to continue to expand our marketing efforts to retain our existing loyal consumer base for both the Atkins and Quest brands. Consumers who purchase our products have shown a strong affinity for both the Atkins and Quest brands as evidenced by a relatively high level of servings per buyer, per year. For our Atkins brand, our historic core target consumer base has been individuals participating in branded weight management programs and for the Quest brand, it has been individuals pursuing a performance-based, active and athletic lifestyle.

For both the Atkins and the Quest brands, we have an active and growing digital and social presence, using a comprehensive approach of search, banner and search engine optimization efforts. We are a leader in social media, with a top-tier presence on Facebook, Instagram, Pinterest, Twitter and YouTube. We also have a growing network of social influencers, who promote our products in their targeted social media posts. We believe that social media is a cost-effective way of continuing to attract and retain our consumers. We believe that our ongoing efforts to educate consumers about the benefits of a lower carbohydrate lifestyle will further reinforce our brands. For our Atkins brand, we use targeted broadcast and streaming television and print ads with a celebrity-based campaign that attempts to motivate potential programmatic weight loss consumers to try the Atkins approach to healthier eating and weight loss as these Atkins consumers are our most loyal, profitable and frequent purchasers. For our Quest brand, we use targeted streaming television ads and an extensive network of social media influencers who prompt our Quest brand products through their online posts to motivate new buyers and new product introductions.

Further develop our brand marketing strategies to reach consumers beyond our core historic buyers. We intend to continue to make focused changes to our approach to consumer outreach to attract consumers beyond our historic core buyers. For the Atkins brand, we intend to continue our marketing efforts to attract self-directed low carbohydrate eaters (those individuals not on a program diet) who buy and consume our Atkins products, despite the fact that historically, Atkins’ marketing and advertising have not been targeted towards them. For our Quest brand, we intend to continue our marketing efforts to reach consumers who are seeking products that are aligned with their choice to pursue a healthy and active lifestyle. We also note the Atkins brand has approximately 80% aided brand awareness with U.S. consumers and the Quest brand has approximately 65% aided brand awareness with U.S. consumers.

Our Vision and Mission

Our vision is to lead the nutritional snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. Our mission is to empower healthy lives through smart and satisfying nutrition.

Our Products

Core Products - Atkins

Our core Atkins brand products consist of nutrition bars, RTD shakes and confections.

Nutrition Bars. To keep on-the-go consumers energized and fueled, our Atkins nutrition bars offer a convenient and effective solution, providing consumers with protein, fiber and a delicious taste. Atkins offers two main types of nutrition bars: Atkins Meal Bars and Atkins Snack Bars. Atkins Meal Bars contain 13 to 17 grams of protein, and are available in more than 10 different flavors. With 2 to 4 grams of net carbs, Atkins Snack Bars contain 7 to 13 grams of protein. Atkins offers 15 varieties of Atkins Snack Bars.

RTD Shakes. Our rich and creamy Atkins RTD shakes contain 10 to 15 grams of protein, as well as other important vitamins and minerals. Available in a variety of flavors, including cookies and crème, café caramel and creamy chocolate, Atkins’ RTD shakes are made with high quality ingredients and are designed to provide energy balance through the day. Our Atkins’ Plus RTD shakes contain 30 grams of protein, for our consumers seeking higher protein content.

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

Recipes. While provided free of charge, we also offer over 1,600 protein rich, low-carbohydrate and low-sugar recipes designed to help consumers achieve and maintain a healthy lifestyle, while still enjoying delicious food.

Core Products - Quest

Our core Quest brand products consist of protein bars, cookies, chips, thin crust pizza and RTDs.

Protein Bars. To keep on-the-go consumers energized and fueled, our Quest protein bars offer a convenient and effective solution, providing consumers with protein, fiber and a delicious taste. The typical Quest nutrition bar profile contains about 20 grams of protein, 5 grams or less of net carbs and about 1 gram of sugar. Quest offers more than 25 different flavors of nutrition bars.

Cookies. First launched in 2018, Quest’s cookie products are a convenient source of high protein combined with low net carbs and low sugar. Available in a variety of flavors including Chocolate Chip, Peanut Butter, Oatmeal Raisin and Snickerdoodle, Quest’s cookies typically contain about 15 grams of protein, 4 grams or less of net carbs and less than 1 gram of sugar.

Chips. Quest’s protein chips, including the tortilla-style chips launched in spring 2018, quickly became a very high selling product which offers a very attractive nutrition profile when compare to conventional chip products. Offering in flavors including nacho cheese, ranch, chili lime BBQ, sour cream & onion and cheddar & sour cream, Quest’s chips typically contain about 18 grams of protein, about 4 grams of net carbs, and around 6 grams of fat compared to 2 grams of protein, 15 grams of net carbs and 8 grams of fat for a well-known leading conventional brand.

Pizza. Launched in summer 2018, Quest’s thin crust frozen pizza offers consumers a pizza experience with an improved nutritional profile versus other leading frozen pizza brands. Sold in a variety of topping combinations including 4-cheese, uncured pepperoni and supreme, Quest’s pizzas feature a nutrition profile that generally supplies about 29 grams of protein, 6 grams of net carbs or less, around 3 grams of sugar and about 18 grams of fiber compared to 12 grams of protein, 32 grams of net carbs, 2 grams of sugar and 1 gram of fiber for a well-known leading frozen pizza brand.

RTD Shakes. Quest’s RTD shakes contain 30 grams of dairy protein, a good source of iron and are rich in calcium. Available in vanilla, chocolate and salted caramel flavors, Quest’s RTD shakes are made with high quality ingredients and are designed to provide energy balance through the day.

Marketing, Advertising and Consumer Outreach

Our marketing efforts are designed to increase consumer awareness of and demand for our products. We employ a broad mix of marketing, including coupons, in-store product sampling, consumer and trade events, advertising (television, online and print) and recipe and food plans, to target our consumers. We also use online resources, including social media sites, to communicate with consumers and build interest in our brands. We use coupons (freestanding insert newspaper, store register, on-pack, online and direct mail coupons) to help stimulate product trial and repeat purchases by providing consumers with economic incentives. Our advertising and use of online resources is aimed at increasing consumer preference and usage of our brands. Our trade promotions focus on obtaining retail feature and display support, achieving optimum retail product prices and securing retail shelf space. The mix of these marketing activities varies between the Atkins and Quest brands.

We have devoted portions of our respective brand websites to interactive communities designed to promote consumer dialogue about the nutritional values and benefits of our products and suggestions for their use. Our sales and marketing team gathers information and feedback from consumers and retailers to enable us to better meet changing consumer needs. We also believe that an effective marketing tool is to share educational information through our brand websites to explain each brand’s approach to nutrition, teaching consumers how to make smarter food choices and the nutritional qualities of our products. We also provide access to consumer service representatives to answer questions and educate consumers on nutrition, new products and developments.

For both brands, in order to facilitate awareness and knowledge of the health benefits of a low-carbohydrate, low-sugar and protein rich eating approach, we have established a variety of marketing and advertising strategies to connect with consumers, including digital marketing and social media platforms, television broadcast and streaming advertising as well as celebrity and social media influencer endorsements.

For both brands, we have built large consumer followings. Beyond the core historic consumers for each of our brands, we believe there is significant opportunity to increase household penetration for our products by expanding our marketing, product offerings and educational efforts to consumers who are focused more generally on long-term healthy living.

In the fifty-two week period ended August 29, 2020, approximately 29% of Selling and marketing expenses were spent on television advertising for the Atkins' brand.

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

Our innovation strategy is based on ongoing research into consumers’ healthy lifestyle and nutritional needs. We pride ourselves on knowing our consumers and developing products that meet their needs. Providing variety in snacking options to our consumers is an important strategy in our product innovation. New flavors, textures and snacking formats are important to meeting consumer needs.

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

We maintain an in-house research and development team as well as market research and consumer insight capabilities. Through our research and development labs in El Segundo, California and Louisville, Colorado, we control our brands’ innovations and product formulations from the ground up. By developing new products, prototypes and adjacencies in-house, we facilitate our core competencies in product innovation, and enhance our speed to market.

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

Management also believes the fragmented snacking category presents a substantial opportunity for consolidation and the opportunity to build, through disciplined acquisitions, a leading platform in the snacking space and broader food category. As a leader in nutritious snacking, management believes we have the unique capability to leverage our operating platform and customer relationships to expand beyond our current brands. Our experienced management team has deep expertise in brand building to expand the business into additional brands and products in the snacking segment. Simply Good Foods is actively seeking to identify and evaluate new acquisition opportunities to complement our existing portfolio, and sees significant opportunity for growth and synergies in complementary adjacent snacking categories such as sports/active and adult nutritional snacks, salty snacks and protein snacks, as well as in the “better-for-you” eating space.

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

Competition

We compete primarily with nutritional snacking brands in large retail and ecommerce environments. The nutritional snacking industry is fragmented and highly competitive, and includes a number of diverse competitors. Our identified branded competitors include, but are not limited to, CLIF Bar, KIND bars, Special K, Slimfast, Muscle Milk, ONE bar, Pure Protein, Premier Nutrition and think!.

We believe that the principal competitive factors in the nutritional snacking and weight management industries are:

•	brand awareness and loyalty among consumers;

•	ingredients;

•	taste;

•	low-carbohydrate, low-sugar, protein rich versus other nutritional approaches;

•	convenience;

•	media spending;

•	product variety and packaging; and

•	access to retailer shelf space.

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

U.S. Supply Chain. The majority of our products are shipped directly to one central warehouse for the Atkins brand and one for the Quest brand, each of which is a leased warehouse managed by the same third-party logistics provider who then distributes products to customers. We are in the process of combining these two warehouses into a single warehouse, which we expect to complete in 2021. For certain customers, RTD shakes are shipped directly from the contract manufacturer to the customer's location. In addition, our use of demand forecasting and vendor-managed inventory systems enable us to meet shipping demands, ensure timely delivery of orders and offer service levels to our customers.

Sourcing. The principal ingredients to manufacture our products include chocolate and other coatings, dairy, proteins, soy and nuts. Our packaging supplies consist of flexible film, cartons, tetra paper and corrugate. All of our core ingredients are purchased according to rigorous standards to assure food quality and safety. These core ingredients are generally available in adequate quantities from several suppliers, and to date, core ingredient supplies have not been affected by the economic effects related to the COVID-19 pandemic. We competitively bid with major suppliers to source competitively priced, quality ingredients and packaging that meet our standards. For certain ingredients such as milk protein concentrate, whey proteins, chocolate coatings, some nuts, soy crisps and liquid soy, we establish direct purchasing agreements with suppliers, under which our contract manufacturers source ingredients to produce finished products. We also actively manage the cost of our packaging needs, such as corrugated, film, printed boxes and tetra cartons.

Manufacturing. We rely on contract manufacturers to manufacture our products. The contract manufacturers schedule and purchase ingredient inventory independently, according to parameters set in their contracts and forecasts we provide. Our contract manufacturers are regularly audited by third parties and are required to follow rigorous food safety guidelines. We believe our contract manufacturers have capacity to meet our anticipated supply needs, although short-term high demand can cause disruptions. We monitor both near-term and long-term capacity as well as fulfillment rates and overall performance of our manufacturing partners and qualify alternate suppliers as needed. In general, we receive finished products from our contract manufacturers, which includes all packaging and ingredients used, as well as an agreed-upon tolling charge for each item produced. These finished products are then shipped directly to our respective distribution centers, or shipped directly from the contract manufacturer to the customer, in the case of RTDs to select customers.

U.S. Storage. We have two leased distribution centers in Greenfield, Indiana, referred to collectively as the Distribution Centers, where we store finished goods. The Distribution Centers have approximately 579,500 square feet of floor space between the two locations.

Distribution. For the majority of our customers, our logistics provider distributes the finished goods via truckloads from our Distribution Centers, which first flow through regional terminals. At the terminals, our orders are consolidated with other company’s products being shipped to the customer. The finished goods are then distributed to retailer distribution centers. The regular weekly shipments and consolidation have reduced our costs. For some products, we ship directly to customers from our contract manufacturer through a third-party logistics provider. In addition, in some instances, the customer will arrange to pick-up directly finished products from our warehouse.

Retailers. We have a wide variety of customers across the mass, food, club, drug, and e-commerce channels. A substantial majority of our sales are generated from a limited number of retailers. Sales to our largest retailer, Walmart, represented approximately 34% of consolidated sales in fiscal year 2020, of which approximately 25% is through their mass retail channel and approximately 8% is through their club channel. Sales to our next largest retailer, Amazon, represented approximately 10% of consolidated sales in fiscal year 2020. No other customer represents more than 10% of sales. For addition information, please see the risk factor “We rely on sales to a limited number of retailers for a substantial majority of our net sales, and losing one or more such retailers may materially harm our business. In addition, we maintain “at will” contracts with these retailers, which do not require recurring or minimum purchase amounts of our products.”

E-Commerce. We aim to ensure that our consumers may access our brand in the way that best suits their lifestyles by offering home delivery of our products. We sell our products on Atkins.com, questnutrition.com as well as Amazon.com.

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

International. Our products are also sold outside North America. Our top international sales are in Australia/New Zealand and the Netherlands. For the fifty-two week period ended August 29, 2020, international net sales represented approximately 3% of total net sales. Our international supply chain is self-sufficient and run by a lean team solely focused on international operations. Similar to U.S. operations, international operations utilize contract manufacturers for products, and distributors for distributions and sales.

Segments

Our operations are organized into two operating segments, Atkins and Quest, which are aggregated into one reporting segment, due to similar financial, economic and operating characteristics. The operating segments are also similar in the following areas: (a) the nature of the products; (b) the nature of the production processes; (c) the methods used to distribute products to customers, (d) the type of customer for the products, and (e) the nature of the regulatory environment. The recently announced restructuring and new organization design creates an efficient and fully integrated organization that will continue to support and build multi-category nutritional snacking brands.

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

Employees

As of August 29, 2020, we had approximately 300 employees, including international employees. None of our U.S. employees are represented by a labor union or are covered by a collective bargaining agreement. We believe that we have good relations with our employees.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition or operating results could be harmed by any of these risks, and other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to our Business

Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), may disrupt our business, including, among other things, consumption and trade patterns, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.

The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, could negatively affect our operations, liquidity, financial condition and results of operations. The COVID-19 outbreak situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of our customers and supply chain partners, which ultimately could cause material negative effects on our business and results of operations.

Pandemics, epidemics or disease outbreaks may affect demand for our products because quarantines or other government restrictions on movement may cause erratic consumer purchase behavior. Governmental or societal impositions of restrictions on public gatherings, especially if prolonged, may have adverse effects on in-person traffic to retail stores and, in turn, our business. Even the perceived risk of infection or health risk may adversely affect traffic to our store-based retail customers and, in turn, our business, liquidity, financial condition and results of operations, particularly if any self-imposed or government-imposed restrictions are in place for significant time.

The spread of pandemics, epidemics or disease outbreaks such as COVID-19 may also disrupt our third-party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, contract manufacturers, distributors, and logistics and transportation services providers. Ports and other channels of entry may be closed or operate at only a portion of capacity, as workers may be prohibited or otherwise unable to report to work and means of transporting products within regions or countries may be limited for the same reason. Because of the COVID-19 outbreak, transport restrictions related to quarantines or travel bans have been put in place and global supply may become constrained, each of which may cause price increases or shortages of certain ingredients and raw materials used in our products and/or we may experience disruptions to our operations. Further, our contract manufacturers’ ability to manufacture our products may be impaired by any material disruption to their employee staffing, procurement, manufacturing, or warehousing capabilities because of COVID-19 or similar outbreaks.

Our results of operations depend on, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Our ability to implement our innovation, advertising, display and promotion activities designed to maintain and increase our sales volumes on a timely basis may be negatively affected because of modifications to retailer shelf reset timing or retailer pullback on in-store display and promotional activities during the COVID-19 outbreak or similar situations. Retailers may also alter their normal inventory receiving and product restocking practices during pandemics, epidemics or disease outbreaks such as COVID-19, which may negatively affect our business.

Workforce limitations and travel restrictions resulting from pandemics, epidemics or disease outbreaks such as COVID-19 and related government actions may affect many aspects of our business. If a significant percentage of our workforce cannot work, including because of illness, travel or government restrictions in connection with pandemics or disease outbreaks, our operations may be negatively affected. In addition, pandemics or disease outbreaks could cause a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect customers’ and consumers’ demand for our products.

Adverse and uncertain economic conditions, such as decreases in per capita income and level of disposable income, increased unemployment or a decline in consumer confidence because of the COVID-19 outbreak or similar situations, could have an adverse effect on distributor, retailer and consumer demand for our products. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns. Prolonged unfavorable economic conditions, including because of COVID-19 or similar outbreaks, and any resulting recession or slowed economic growth, may have an adverse effect on our sales and profitability.

Our consolidated results of operations for the full fiscal year ended August 29, 2020 were affected by changes in consumer shopping and consumption behavior due to COVID-19. After the brief pantry loading period in mid-March 2020, the nutritional snacking category saw a marked decrease in shopping trips (particularly in the mass channel) and fewer usage occasions. This affected our portable and convenient on-the-go products, especially the nutrition and protein bar portion of our business for both our Atkins and Quest brands. As home confinement restrictions began to ease, shopping trips steadily improved from their lowest point and consumer interest in weight management and active nutrition began to improve.

During the fourth fiscal quarter of 2020, the improvement in category trends plateaued. While our Quest brand has outperformed its portion of the nutritious snaking segment, the performance of our Atkins brand, which is part of the weight management portion of the market, has remained slower due to the temporary softer interest in weight management for consumers, fewer on-the-go usage occasions and weakness in the mass channel that has experienced reduced shopper traffic during the pandemic.

We believe these effects on consumer demand and shopping behavior as a result of the COVID-19 outbreak may continue in the future. until the more fulsome reopening of the U.S. economy and the associated return of shopping behavior to more normal patterns and our brand benefits of active nutrition and weight management drive more better-for-you snacking and meal replacement usage occasions.

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic, epidemic or disease outbreak, and third party actions taken to contain its spread and mitigate public health effects.

We may not be able to compete successfully in the highly competitive nutritional snacking industry.

The nutritious snacking industry is large and intensely competitive because consumers are seeking simpler, “cleaner” and more sustainable eating habits. Our business is committed to providing people a more nutritious way to eat. As a result, we compete in the nutritional snacking industry, which is included in the general snack foods industry. Competitive factors in the nutritional snacking industry include product quality, taste, brand awareness among consumers, nutritional content, simpler and less processed ingredients, innovation of “on-trend” snacks, variety of snacks offered, grocery aisle placement, access to retailer shelf space, price, advertising and promotion, product packaging and package design. We compete in this market against numerous multinational, regional and local companies principally based on our low-carb, low-sugar and protein-rich nutritional content, product taste and quality, our brand recognition and loyalty, marketing, advertising, price and the ability to satisfy specific consumer dietary needs. An increasing focus on healthy and simpler products in the marketplace will likely increase these competitive pressures within the category in future periods.

Our competitors in the nutritional snacking industry include companies selling branded weight loss programs who support these programs by offering a wide variety of diet foods, meal replacement bars, shakes and nutritional supplements, and through the promotion of weight loss and weight management approaches such as keto, paleo, vegan, gluten free, vegetarian and others. Views towards nutritional snacking, weight loss and management, and other nutritional approaches, are cyclical and trendy, with constantly changing consumer perceptions. Besides remaining competitive through the quality of our products, consumer perceptions of the Atkins’ weight management approach and the effectiveness of a low-carb, low-sugar and protein-rich eating approach for both our Atkins and Quest brands must continue to be viewed favorably, or our business and reputation may be materially and adversely affected. For the Atkins brand, if other weight management approaches become more popular, or are generally perceived to be more effective, we may not be able to compete effectively.

Some of our competitors have resources substantially greater than we have and sell brands that may be more widely recognized than our brands. Our current and potential competitors may offer products similar to our products, a wider range of products than we offer, and may offer such products at more competitive prices than we do. Local or regional markets often have significant additional competitors, many of whom offer products similar to ours and may have unique ties to regional or national retail chains. Any increased competition from new entrants into the nutritional snacking industry or any increased success by existing competition could cause reductions in our sales, require us to reduce our prices, or both, which could materially and adversely affect our business, financial condition and results of operations.

If we fail to implement our growth strategies successfully, timely, or at all, our ability to increase our revenue and operating profits could be materially and adversely affected.

Our future success depends, largely, on our ability to implement our growth strategies effectively, including expanding on a low-carb, low-sugar and protein-rich healthy lifestyle while maintaining the traditional identity of our brands and the loyalty of our consumers. However, we may fail in implementing our growth strategies effectively. On November 7, 2019, we completed our acquisition of Quest, a healthy lifestyle food company. We expect to continue focusing on nutritional snacking and intend to add additional brands to our product portfolio. As a multi-brand business, we face increased complexities and greater uncertainty regarding consumer trends and demands than as a single-brand business. Our ability to expand successfully our nutritional snacking brands and other growth strategies depends on, among other things, our ability to identify, and successfully cater to, new demographics and consumer trends, develop new and innovative products, identify and acquire additional product lines and businesses, secure shelf space in grocery stores, wholesale clubs and other retailers, increase consumer awareness of our brands, enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products, and compete with numerous other companies and products. In addition, regarding our Atkins brand, self-directed lifestyle consumers of products may have different preferences and spending habits than the consumers of traditional weight loss products. We may not succeed in reaching and maintaining the loyalty of new consumers to the same extent, or at all, as we have with our historical consumers.

Regarding our Atkins brand, we believe traditional weight management consumers actively on the Atkins program represent approximately 15% of that current consumer base whereas the remaining approximate 85% of our Atkins consumers are not currently on a program diet. We may not succeed in evolving our advertising and other efforts to appeal to both our branded weight loss consumers and self-directed healthy lifestyle consumers.

If we cannot identify and capture new audiences and demographics, our ability to integrate additional brands successfully will be adversely affected. Accordingly, we may not be able to successfully implement our growth strategies, expand our brands, or continue to maintain growth in our sales at our current rate, or at all. If we fail to implement our growth strategies or if we invest resources in growth strategies that ultimately prove unsuccessful, our sales and profitability may be negatively affected, which would materially and adversely affect our business, financial condition and results of operations.

If we do not continually enhance our brand recognition, increase distribution of our products, attract new consumers to our brands and introduce new and innovative products, either on a timely basis or at all, our business may suffer.

The nutritional snacking industry is subject to rapid and frequent changes in consumer demands. Because consumers are constantly seeking new products and strategies to achieve their healthy eating goals, our success relies heavily on our ability to continue to develop and market new and innovative products and extensions. New product sales represent a growing and important portion of our net sales. To respond to new and evolving consumer demands, achieve market acceptance and keep pace with new nutritional, weight management, technological and other developments, we must constantly introduce new and innovative products into the market, some of which may not be accepted by consumers, may be sent to market prematurely or may not be consistent with our quality and taste standards. Accordingly, we may not succeed in timely developing, introducing or marketing any new or enhanced products. If we cannot commercialize new products, our revenue may not grow as expected, which would materially and adversely affect our business, financial condition and results of operations.

We rely on sales to a limited number of retailers for a substantial majority of our net sales, and losing one or more such retailers may materially harm our business. In addition, we maintain “at will” contracts with these retailers, which do not require recurring or minimum purchase amounts of our products.

A substantial majority of our sales are generated from a limited number of retailers. Sales to our largest retailer, Walmart, represented approximately 34% of consolidated sales in fiscal year 2020, of which approximately 25% is through their mass retail channel and approximately 8% is through their club channel. Sales to our next largest retailer, Amazon, represented approximately 10% of consolidated sales in fiscal year 2020. Although the composition of our significant retailers may vary from period-to-period, we expect that most of our net sales will continue to come from a relatively small number of retailers for the foreseeable future. These retailers may take actions that affect us for reasons we cannot anticipate or control, such as their financial condition, changes in their business strategy or operations, the perceived quality of their products and introducing competing products. There can be no assurance that Walmart, Amazon or our other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing.

Our retailers rarely provide us with firm, long- or short-term volume purchase commitments. As a result, we could have periods with little to no orders for our products while still incurring costs related to workforce maintenance, marketing, general corporate and debt service. Furthermore, despite operating in different channels, our retailers sometimes compete for the same consumers. Because of actual or perceived conflicts resulting from competition, retailers may take actions that negatively affect us. We may not find new retailers to supplement our revenue in periods when we experience reduced purchase orders, or recover fixed costs because of experiencing reduced purchase orders. Periods of reduced purchase orders could materially and adversely affect our business, financial condition and results of operations.

Conversely, occasionally, we may experience unanticipated increases in orders of our products from these retailers that can create supply chain problems and may cause unfilled orders. If we cannot meet increased demand for our products, our reputation with these retailers may be harmed. Unanticipated fluctuations in product requirements could cause fluctuations in our results from quarter-to-quarter. Consolidation among retailers may also materially and adversely affect our results. An increase in the concentration of our sales to large customers may negatively affect our profitability due to the effect of higher shelving fees and reduced volumes of product sold. Furthermore, as retailers consolidate or account for a larger percentage of our sales, they may reduce the number of branded products they offer to accommodate private label products and pressure us to lower the prices of our products.

Our growth may be limited if we cannot maintain or secure additional shelf or retail space for our products.

Our results depend on our ability to drive revenue growth, in part, by expanding the distribution channels for our products. Our ability to do so may be limited by an inability to secure new retailers, or maintain or add shelf and retail space for our products. Shelf and retail space for nutritional snacks is limited and subject to competitive and other pressures. There can be no assurance that retailers will provide sufficient, or any, shelf space, nor that online retailers will provide online access to their platform to enable us to meet our growth objectives.

Unattractive shelf placement and pricing may put our products at a disadvantage compared to those of our competitors. Even if we obtain shelf space or preferable shelf placement, our new and existing products may fail to achieve the sales expectations set by our retailers, potentially causing these retailers to remove our products from their shelves. Additionally, an increase in the quantity and quality of private label products in the product categories in which we compete could create more pressure for shelf space and placement for branded products within each such category, which could materially and adversely affect our sales.

We believe our consumers generally shop for our brands first, then choose a product form or flavor second. Our ability to shelf all of our brands' products together in one area at retail enables consumers to easily find all products when shopping. Any customer decision to separate our brands’ products by form (bars, RTDs, cookies, chips or confections) could negatively affect our business.

Changes in consumer preferences, perceptions of healthy food products and discretionary spending may negatively affect our brand loyalty and net sales, and materially and adversely affect our business, financial condition and results of operations.

We focus on products that are, or that we believe are, perceived to have positive effects on health, and compete in a market that relies on innovation and evolving consumer preferences. The processed food industry in general, and the nutritional snacking industry in particular, is subject to changing consumer trends, demands and preferences. Emerging science, and our nutritional approach and theories regarding health are constantly evolving. Products or methods of eating once considered healthy may become disfavored by consumers, scientifically disproven or no longer be perceived as healthy.

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

Consumer perceptions of the nutritional profile of low-carb, low-sugar and protein-rich eating practices and products may shift and consumers may no longer perceive products with fewer carbohydrates, higher levels of protein, higher levels of fat and additional fiber as healthy. Approaches regarding weight management and healthy lifestyles are the subject of numerous studies and publications, often with differentiating views and opinions, some of which may be adverse to us. Conflicting scientific information on what constitutes good nutrition, diet fads or other weight loss trends may materially and adversely affect our business. Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and other consumer trends and to offer products that appeal to their needs and preferences on a timely and affordable basis. A change in consumer discretionary spending, due to economic downturn or other reasons may also materially and adversely affect our sales, and our business, financial condition and results of operations.

The loss of, a disruption in or an inability to efficiently operate our fulfillment network could materially and adversely affect our business, financial condition and results of operations.

For our U.S. operations, we utilize distribution centers in Greenfield, Indiana, one for our Quest brand and one for our Atkins brand. A substantially portion of our inventory is shipped directly to our retailers from these centers by a third-party operator. We rely significantly on the orderly operation of these centers. If complications arise, or if a particular facility is damaged or destroyed, our ability to deliver inventory timely for that brand will be significantly impaired, which could materially and adversely affect our business.

We rely on a single-sourced logistics provider for distribution and product shipments in the United States. Our utilization of delivery services for shipments is subject to risks that may affect the ability to provide delivery services that adequately meet our shipping needs including increases in fuel prices, employee strikes and inclement weather. Occasionally, we may change third-party transportation providers and we could face logistical difficulties that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change, and fail to obtain terms as favorable as those we currently receive.
Disruptions at our distribution facilities or in our operations due to natural or man-made disasters, pandemics (such as COVID-19) or other disease outbreaks, fire, flooding, terrorism or other catastrophic events, system failure, labor disagreements or shipping problems may cause delays in the delivery of products to retailers.

Shortages or interruptions in the supply or delivery of our core ingredients, packaging and products could materially and adversely affect our operating results as we rely on a limited number of third-party suppliers to supply our core ingredients and a limited number of contract manufacturers to manufacture our products.

The core ingredients used in manufacturing our products include soy, nuts, dairy, protein, fiber and cocoa. We rely on a limited number of third-party suppliers to provide these core ingredients, a portion of which are international companies. There may be a limited market supply of any of these core ingredients. Any disruption in supply could materially and adversely affect our business, particularly our profitability and margins. Events that adversely affect our suppliers could impair our ability to obtain core ingredient inventories in the quantities desired. Such events include problems with our suppliers’ businesses, finances, labor relations, ability to import core ingredients, costs, production, insurance, reputation and weather conditions during growing, harvesting or shipping, including flood, drought, frost and earthquakes, and man-made disasters or other catastrophic occurrences.

Our financial performance depends largely on our ability to purchase core ingredients and packaging in sufficient quantities at competitive prices. We may not have continued supply, pricing or exclusive access to core ingredients and packaging from these sources. Any of our suppliers could discontinue or seek to alter their relationships with us. We may be adversely affected by increased demand for our specific core ingredients, a reduction in overall supply of required core ingredients, suppliers raising their prices, and increases in the cost of packaging and distributing core ingredients. Additionally, we may be adversely affected if suppliers stop selling to us or enter into arrangements that impair their abilities to provide us with core ingredients.

We rely on a limited number of contract manufacturers to manufacture our products. If any of these manufacturers experience adverse effects on their businesses or cannot continue manufacturing our products at required levels, on a timely basis, or at all, we may be forced to seek other manufacturers. In addition, our contract manufacturers independently contract for and obtain some of the core ingredients in our products. If contract manufactures cannot obtain these core ingredients in the required amounts or at all, their ability to manufacture our products would be adversely affected. It could take a significant period of time to locate and qualify such alternative production sources. We may not be able to identify and qualify new manufacturers promptly that could allocate sufficient capacity to meet our requirements, which could adversely affect our ability to make timely deliveries of products. Furthermore, we may be unable to negotiate pricing or other terms with existing or new manufacturers as favorable as what we currently enjoy. In addition, there is no guarantee a new manufacturing partner could accurately replicate the production process and taste profile of the existing products.

We are subject to risks associated with protection of our trade secrets by our third-party contract manufacturers. If our contract manufacturers fail to protect our trade secrets, either intentionally or unintentionally, our business, financial condition and results of operations could be materially and adversely affected. If we experience significant increased demand for our products, or need to replace an existing supplier or manufacturer, additional supplies of core ingredients or manufacturers may not be available when required, on acceptable terms, or at all. Suppliers may not allocate sufficient capacity to meet our requirements, fill our orders promptly or meet our strict quality standards. Even if our existing suppliers and manufacturers can expand their capacities to meet our needs, or we can find new sources of core ingredients or new contract manufacturers, we may encounter delays in production, inconsistencies in quality and added costs. We may not be able to pass increased costs onto the consumer immediately, if at all, which may decrease or eliminate our profitability. Any manufacturing and/or supply disruptions or cost increases could have an adverse effect on our ability to meet consumer demand for our products and result in lower net sales and profitability, both in the short and long term.

We rely in part on our third-party contract manufacturers to maintain the quality of our products. The failure or inability of contract manufacturers to comply with the specifications and requirements of our products could cause product recall, which could materially and adversely affect our reputation and subject us to significant liability should the consumption of any of our products cause or be claimed to cause illness or physical harm. Our products implicate risks such as product contamination, spoilage, product tampering, other adulteration, mislabeling and misbranding. We also license certain products that contain our brand and logo, but which are produced and distributed exclusively by third parties of whom we have limited control. In addition, we do not own our warehouse facilities, but they are managed for us by a third party.

Under certain circumstances, we may be required to, or may voluntarily, recall or withdraw products. For example, in 2016, as part of a larger national recall by several other food companies, we incurred losses, including recalled product because of potential contamination from an ingredient supplied to one of our third-party manufacturers at their manufacturing center. While the contamination did not result in any consumer illness, and we were indemnified for a substantial portion of our direct product loss, the recall may have damaged the reputation for our Atkins brand. A widespread recall or withdrawal of any of ours or licensed products may negatively and significantly affect our sales and profitability and could cause significant losses depending on the costs of the recall, destruction of product inventory, reduction in product availability, and reaction of competitors and consumers.

We may be subject to claims or lawsuits, including class actions lawsuits (which could significantly increase any adverse settlements or rulings) or judgments, resulting in liability for actual or claimed injuries, illness or death. Any of these events could materially and adversely affect our business, financial condition and results of operations. Whether or not a product liability claim or lawsuit is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential consumers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution we may have against others. We maintain product liability insurance in an amount we believe to be adequate. However, we may incur claims or liabilities for which we are not insured or that exceed our insurance coverage. A product liability judgment against us or a product recall could materially and adversely affect our business, financial condition and results of operations.

Ingredient and packaging costs are volatile and may rise significantly, which may negatively affect the profitability of our business.

We negotiate the prices for large quantities of core ingredients, such as soy, nuts, dairy, protein, fiber and cocoa, and packaging materials. Several ingredients are manufactured in Canada. Costs of ingredients and packaging are volatile and can fluctuate due to conditions difficult to predict, including global competition for resources, fluctuations in currency and exchange rates, weather conditions, natural or man-made disasters, consumer demand and changes in governmental trade and agricultural programs. Continued volatility in the prices of the core ingredients and other supplies we purchase could increase our cost of goods sold and reduce our profitability.

We do not use hedges for availability of any core ingredients. Any material upward movement in core ingredient pricing could negatively affect our margins if we cannot pass these costs on to our consumers, or our sales if we are forced to increase our prices. If we are unsuccessful in managing our ingredient and packaging costs, if we cannot increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will materially and adversely affect our business, financial condition and results of operations.

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

Severe weather conditions and natural disasters, such as fires, floods, droughts, frosts, hurricanes, earthquakes, tornadoes, insect infestations and plant disease, may affect the supply of core ingredients used to make food products, or may prevent the manufacturing or distribution of food products by third parties. Competing manufacturers might be affected differently by weather conditions and natural disasters, depending on the location of their sources of supplies and manufacturing or distribution facilities. If supplies of core ingredients available to us are reduced, we may not be able to find enough supplemental supply sources on favorable terms, which could materially and adversely affect our business, financial condition and results of operations. In addition, because we rely on few contract manufacturers for a majority of our manufacturing needs and a single distribution warehouse for each of our key brands, adverse weather conditions could affect the ability for those third-party operators to manufacture and store our products.

If the perception of our brands or organizational reputation are damaged, our consumers, distributors and retailers may react negatively, which could materially and adversely affect our business, financial condition and results of operations.

We believe we have built our reputation on the efficacy of our nutritional approach, and the high-quality flavor and nutritional content of our food. We must protect and expand on the value of our brands to continue to be successful in the future. Any incident that erodes consumer affinity for our brands could significantly reduce our value and damage our business. For example, negative third-party reports regarding the Atkins or Quest nutritional approach or the quality of our food, whether accurate or not, may adversely affect consumer perceptions, which could cause the brand’s value to suffer and adversely affect our business. In addition, if we are forced, or voluntarily elect, to recall certain products, including frozen foods or licensed products over which we may not have full quality control, the public perception of the quality of our food may be diminished. We may also be adversely affected by news or other negative publicity, regardless of accuracy, regarding other aspects of our business, such as public health concerns, illness, safety, security breaches of confidential consumer or employee information, employee related claims relating to alleged employment discrimination, health care and benefit issues or government or industry findings about our retailers, distributors, manufacturers or others across the industry supply chain.

As part of our marketing initiatives, we have contracted with certain public figures to market and endorse our products. While we maintain specific selection criteria and are diligent in our efforts to seek out public figures that resonate genuinely and effectively with our consumer audience, the individuals we choose to market and endorse our products may fall into negative favor with the general public. Because our consumers may associate the public figures that market and endorse our products with us, any negative publicity on behalf of such individuals may cause negative publicity about us and our products. This negative publicity could materially and adversely affect our brands and reputation and our revenue and profits.

Negative information, including inaccurate information, about us on social media may harm our reputation and brand, which could have a material and adverse effect on our business, financial condition and results of operations.

There has been a marked increase in the use of social media platforms and similar channels that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is its effect. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is potentially limitless. Information about our business and/or products may be posted on such platforms at any time. Negative views regarding our products and the efficacy of the Atkins or Quest eating approaches have been posted on various social media platforms, may continue to be posted in the future, and are out of our control. Regardless of their accuracy or authenticity, such information and views may be adverse to our interests and may harm our reputation and brand. The harm may be immediate without affording an opportunity for redress or correction. Ultimately, the risks associated with any such negative publicity cannot be eliminated or completely mitigated and may materially and adversely affect our business, financial condition and results of operations.

We must expend resources to maintain consumer awareness of our brands, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve and our programs may or may not be successful.

To remain competitive and expand and keep shelf placement for our products, we may need to increase our marketing and advertising spending to maintain and increase consumer awareness, protect and grow our existing market share or promote new products, which could affect our operating results. Substantial advertising and promotional expenditures may be required to maintain or improve our brand’s market position or to introduce new products to the market, and participants in our industry are increasingly engaging with non-traditional media, including consumer outreach through social media and web-based channels, which may not prove successful. An increase in our marketing and advertising efforts may not maintain our current reputation, or lead to increased brand awareness. Moreover, we may not maintain current awareness of our brand due to any potential fragmentation of our marketing efforts as we continue to focus on a low-carb, low-sugar and protein-rich nutritional approach for everyday snacking consumers. In addition, we consistently evaluate our product lines to determine whether to discontinue certain products. Discontinuing product lines may increase our profitability but could reduce our sales and hurt our brands, and a reduction in sales of certain products could cause a reduction in sales of other products. The discontinuation of product lines may have an adverse effect on our business, financial condition and results of operations.

If we cannot maintain or increase prices, our margins may decrease.

We rely in part on price increases to offset cost increases and improve the profitability of our business. Our ability to maintain prices or effectively implement price increases may be affected by several factors, including competition, effectiveness of our marketing programs, the continuing strength of our brand, market demand and general economic conditions, including inflationary pressures. During challenging economic times, consumers may be less willing or able to pay a price premium for our branded products and may shift purchases to lower-priced or other value offerings, making it more difficult for us to maintain prices and/or effectively implement price increases. In addition, our retail partners and distributors may pressure us to rescind price increases we have announced or already implemented, whether through a change in list price or increased promotional activity. If we cannot maintain or increase prices for our products or must increase promotional activity, our margins may be adversely affected. Furthermore, price increases generally result in volume losses, as consumers purchase fewer units. If such losses are greater than expected or if we lose distribution due to a price increase, our business, financial condition and results of operations may be materially and adversely affected.

We intend to grow through acquisitions or joint ventures and we may not successfully integrate, operate or realize the anticipated benefits of such business combinations.

As part of our strategic initiatives, we intend to pursue acquisitions or joint ventures, such as our acquisition of Quest. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing products and identifying and acquiring brands in new categories and new geographies to expand our platform of nutritional snacks and potentially other food products. Although we regularly evaluate multiple acquisition candidates, we cannot be certain that we can successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on favorable terms, or integrate acquisitions we complete.

Acquisitions involve numerous risks and uncertainties, including intense competition for suitable acquisition targets, which could increase target prices and/or materially and adversely affect our ability to consummate deals on favorable terms, the potential unavailability of financial resources necessary to consummate acquisitions, the risk we improperly value and price a target, the potential inability to identify all of the risks and liabilities inherent in a target company or assets notwithstanding our diligence efforts, the diversion of management’s attention from the day-to-day operations of our business and additional strain on our existing personnel, increased leverage resulting from the additional debt financing that may be required to complete an acquisition, dilution of our net current book value per share if we issue additional equity securities to finance an acquisition, difficulties in identifying suitable acquisition targets or in completing any transactions identified on sufficiently favorable terms and the need to obtain regulatory or other governmental approvals that may be necessary to complete acquisitions.

Any future acquisitions may pose risks associated with entry into new geographic markets, including outside the United States and our current international markets, distribution channels, lines of business or product categories, where we may not have significant prior experience and where we may not be as successful or profitable as we are in businesses and geographic regions where we have greater familiarity and brand recognition. Potential acquisitions may entail significant transaction costs and require significant management time and distraction from our core business, even where we cannot consummate or decide not to pursue a particular transaction.

Besides the risks above, even when acquisitions are completed, integration of acquired entities can involve significant difficulties. These include failure to achieve financial or operating objectives regarding an acquisition, systems, operational and managerial controls and procedures, the need to modify systems or to add management resources, difficulties in the integration and retention of consumers or personnel and the integration and effective deployment of operations or technologies, amortization of acquired assets (which would reduce future reported earnings), possible adverse short-term effects on cash flows or operating results, integrating personnel with diverse backgrounds and organizational cultures, coordinating sales and marketing functions and failure to obtain and retain key personnel of an acquired business. Failure to manage these acquisition growth risks could have an adverse effect on our business.

We may not realize the expected benefits of the Quest acquisition we completed in November 2019, because of integration difficulties and other challenges.

The success of the Quest acquisition will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating Quest’s business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of Quest’s business include, among others:

•	failure to implement our business plan for the combined business;

•	unanticipated issues in integrating co-manufacturing, logistics, information, communications and other systems;

•	possible inconsistencies in standards, controls, procedures and policies, and compensation structures between Quest’s structure and our structure;

•	failure to retain key employees, customers and suppliers;

•	unanticipated changes in applicable laws and regulations;

•	the complexities associated with integrating personnel from another company;

•	operating risks inherent in Quest’s business and our business;

•	diversion of management's attention from other business concerns;

•	increasing the scope, geographic diversity and complexity of our operations; and

•	unanticipated issues, expenses and liabilities.

We may not be able to maintain the levels of revenue, earnings or operating efficiency that each company had achieved historically or might achieve separately. In addition, we may not accomplish the integration of Quest’s business smoothly, successfully or within the anticipated costs or time frame. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.

Our indebtedness could materially and adversely affect our financial condition and ability to operate our company, and we may incur additional debt.

As of August 29, 2020, we had approximately $606.5 million in outstanding indebtedness and a revolving credit facility with availability of $75 million. Our current and future debt level and the terms of our debt arrangements could materially and adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the credit facilities governing our indebtedness, we have granted the lenders a security interest in substantially all of our assets, including the assets of our subsidiaries and an affiliate.

Our ability to meet our debt service obligations will depend on our future performance, which will be affected by the other risk factors described herein. If we do not generate enough cash flow to pay our debt service obligations, we may have to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. We may not be able to take any of these actions timely, on terms satisfactory to us, or at all.

The credit facilities governing our debt arrangements contain financial and other covenants.

The credit facilities governing our existing debt arrangements contain certain financial and other covenants. Our revolving credit facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the credit facilities) contingent on credit extensions in excess of 30% of the total amount of commitments available under the revolving credit facility, and limitations on our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. Any failure to comply with the restrictions of the credit facilities may cause an event of default. The credit facilities governing our existing debt arrangements bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could materially and adversely affect our cash flow.

Changes in interest rates may adversely affect our earnings and/or cash flows.

Our indebtedness under our revolving credit facility bears interest at variable interest rates that use the London Inter-Bank Offered Rate (“LIBOR”) as a benchmark rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR quotations after 2021 (the “FCA Announcement”). The FCA announcement indicates that the continuation of LIBOR on the current basis cannot and will not be assured after 2021, and LIBOR may cease to exist or otherwise be unsuitable for use as a benchmark. Recent proposals for LIBOR reforms may cause the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Although our revolving credit facility provides for successor base rates, the successor base rates may be related to LIBOR, and the consequences of any potential cessation, modification or other reform of LIBOR cannot be predicted at this time. If LIBOR ceases to exist, we may need to amend our revolving credit facility, and we cannot predict what alternative interest rate(s) will be negotiated with our counterparties. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be affected and our available cash flow may be adversely affected.

All of our products must comply with regulations of the FDA and state and local regulations. Any non-compliance with the FDA or other applicable regulations could harm our business.

Our products must comply with various FDA rules and regulations, including those regarding product manufacturing, food safety, required testing and appropriate labeling of our products. The FDA has not defined nutrient content claims regarding low carbohydrates, but has not objected to using net carbohydrate information on food labels if the label adequately explains how the term is used so it would not be false or misleading to consumers. The FDA requires all carbohydrates per serving to be listed on the Nutrition Facts Panel (“NFP”) of a package. Besides the information on the NFP, we use the term “net carbohydrate” (or “net carbs”) on our Atkins' packaging to assist consumers in tracking the carbohydrates in that serving of food that effect their blood sugar (glucose) levels. We determine the number of net carbs in a serving by subtracting fiber, and sugar alcohols if any, from the actual number of carbohydrates listed on the NFP. Fiber and sugar alcohols can be subtracted from the carbohydrates because they minimally effect blood sugar levels. It is possible that FDA regulations and/or their interpretations may change related to, for example, definitions of certain of our core ingredients, such as fiber, labeling requirements for describing other ingredients or nutrients, such as sugar alcohols or protein, or disclosures of any ingredient labeled as genetically modified (“GMO”). As such, there is a risk that our products could become non-compliant with the FDA’s regulations, and any such non-compliance could harm our business.

In addition, if FDA or other regulations restrict us from labeling and marketing certain ingredients or product attributes, such as fiber or “net carb” count, we may not effectively reach our target demographics, promote what we believe to be the benefits of our products or communicate that our products are composed of what we consider to be low-carb, low-sugar and protein-rich ingredients.

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

Conflicts between state and federal law regarding definitions of our core ingredients, and labeling requirements, may lead to non-compliance with state and local regulations. For example, certain states may maintain narrower definitions of certain ingredients, and more stringent labeling requirements, of which we are unaware. Any non-compliance at the state or local level could materially and adversely affect our business, financial condition and results of operations.

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

Adverse and uncertain economic conditions, such as those caused by COVID-19, may affect distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, retailers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns, making it more difficult to sell our premium products. Due to the relative costs of our products, during economic downturns, it may be more difficult to convince consumers to switch to or continue to use our brands or convince new users to choose our brands without expensive sampling programs and price promotions. In particular, consumers may reduce their purchases of products without GMOs, gluten or preservatives when there are conventional offerings of similar products, which generally have lower retail prices. In addition, consumers may choose to purchase private-label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in their ordering in response to these conditions and seek to reduce their inventories. Our results of operations depend on, among other things, our ability to maintain and increase sales volume with our existing distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.

Elements of our business, including the production, storage, distribution, sale, display, advertising, marketing, labeling, health and safety practices, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, and the laws and regulations administered by government entities and agencies outside the United States in markets in which our products or components thereof, such as packaging, may be made, manufactured or sold. These laws, regulations and interpretations thereof may change, sometimes dramatically, because of a variety of factors, including political, economic or social events. Such factors may include changes in:

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

New laws, regulations or governmental policies and their related interpretations, or changes in any of the foregoing, including taxes, tariffs or other limitations on the sale of our products, ingredients in our products or commodities used in the production of our products, may alter the environment in which we do business and, therefore, may affect our operating results or increase our costs or liabilities. In addition, if we fail to adhere to such laws and regulations, we could be subject to regulatory investigations, civil or criminal sanctions, and class action litigation, which has increased in the industry in recent years.

Our geographic focus makes us particularly vulnerable to economic and other events and trends in North America.

We operate mainly in North America and, therefore, are particularly susceptible to adverse regulations, economic climate, consumer trends, market fluctuations, including commodity price fluctuations or supply shortages of key ingredients, and other adverse events in North America. The concentration of our businesses in North America could present challenges and may increase the likelihood that an adverse event in North America would disproportionately materially and adversely affect product sales, financial condition and operating results.

Litigation or legal proceedings could expose us to significant liabilities and have a negative effect on our reputation.

Occasionally, we may be party to various claims and litigation. We evaluate these claims and litigation to assess the likelihood of unfavorable outcomes and to estimate, if possible, potential losses. We may establish reserves, as appropriate based on the information available to management at the time. These assessments and estimates involve a significant amount of management judgment and may differ materially from actual outcomes.

There is an additional risk that potential litigation may lead to adverse publicity, consumer confusion, distrust and additional legal challenges for us. Should we become subject to related or additional unforeseen lawsuits, including claims related to our products, labeling or advertising, which may vary under state and federal rules and regulations, consumers may avoid purchasing our products or seek alternative products, even if the basis for the claims against us is unfounded.

Any consumer loss of confidence in the truthfulness of our labeling or ingredient claims would be difficult and costly to overcome and may significantly reduce our brand value. For example, publications and other third-party commentary may vary in opinion regarding calculations of net carbs and vary on approach to calculations of net carbs, which may lead to reports questioning the accuracy of our calculations and reporting the amount of net carbs contained in certain of our products. Uncertainty among consumers as to the nutritional content or the ingredients used in our products, regardless of the cause, may have an adverse effect on our brands, business, results of operations and financial condition.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

Our ability to compete effectively depends in part upon protection of our rights in trademarks, trade dress, copyrights and other intellectual property rights we own or license. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. We may not be able to preclude third parties from using our intellectual property regarding food or beverage products, and may not be able to leverage our branding beyond our current product offerings. In addition, our trademark or other intellectual property applications may not always be granted. Third parties may oppose our intellectual property applications, or otherwise challenge our use of trademarks or other intellectual property. Third parties may infringe, misappropriate, or otherwise violate our intellectual property. Changes in applicable laws could lessen or remove the current legal protections available for intellectual property. Any legal action we may bring to protect our brand and other intellectual property could be unsuccessful, result in substantial costs and could divert management’s attention from other business concerns. A successful claim of trademark, copyright or other intellectual property infringement, misappropriation, or other violation against us could prevent us from providing our products or services, or could require us to redesign or rebrand our products or packaging if we cannot license such third-party intellectual property on reasonable terms. Certain of our intellectual property licenses have fixed terms, and even for those that do not, we cannot guarantee that all of our intellectual property licenses will remain in effect indefinitely. Termination of intellectual property licenses granted by or to us could cause the loss of profits generated under such licenses. Any of the foregoing outcomes could materially and adversely harm our business, financial condition or results of our operations.

Any inadequacy, failure or interruption of our information technology systems may harm our ability to effectively operate our business, and our business is subject to online security risks, including security breaches and identity theft.

We depend on various information technology systems, including our recently implemented integrated enterprise resource planning system and certain other automated management and accounting systems. A failure of our information technology systems to perform as we anticipate could disrupt our business. Our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. Despite safeguards we have implemented that are designed to prevent unauthorized access to our information technology systems, we cannot be certain that our information technology systems are free from vulnerability to security breaches (especially as the sophistication of cyber-security threats continues to increase), or from vulnerability to inadvertent disclosures of sensitive data by third parties or by us.

Unauthorized users who penetrate our information security systems could misappropriate proprietary, employee, or consumer information. As a result, it may become necessary to expend additional amounts of capital and resources to protect against, or to alleviate, problems caused by unauthorized access. Data security breaches could cause damaged reputation with consumers and reduced demand for our products. Additional expenditures may not prove to be a timely remedy against breaches by unauthorized users who are able to penetrate our information security. Besides purposeful security breaches, the inadvertent transmission of computer viruses could adversely affect our computer systems and, in turn, harm our business.

A significant number of states require that consumers be notified if a security breach results in disclosing their personal financial account or other information. Additional states and governmental entities are considering such “notice” laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach, and such notice or public disclosure is required in the future, our reputation and our business may be harmed.

Except for limited information voluntarily submitted by users of our website, we typically do not collect or store consumer data or personal information. However, third-party providers, including our licensees, contract manufacturers, e-commerce contractors and third-party sellers may do so. The website operations of such third parties may be affected by reliance on other third-party hardware and software providers, technology changes, risks related to the failure of computer systems through which these website operations are conducted, telecommunications failures, data security breaches and similar disruptions. If we or our third-party providers fail to maintain or protect our respective information technology systems and data integrity effectively, fail to implement new systems, and/or update or expand existing systems or fail to anticipate, plan for or manage significant disruptions to systems involved in our operations, we could lose existing customers, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, suppliers, distributors or others, and be subject to regulatory sanctions, including sanctions stemming from violations of the Health Insurance Portability and Accountability Act of 1996, and as a result, have increases in operating expenses.

If we cannot implement appropriate systems, procedures and controls, we may not be able to successfully offer our products, grow our business and account for transactions in an appropriate and timely manner.

Our ability to successfully offer our products, grow our business and account for transactions in an appropriate and timely manner requires an effective planning and management process and certain other automated management and accounting systems. We recently implemented an integrated enterprise resource planning system and certain other automated management and accounting systems. We periodically update our operations and financial systems, procedures and controls; however; we still rely on certain manual processes and procedures that may not scale proportionately with our business growth. Our systems will continue to require automation, modifications and improvements to respond to current and future changes in our business. Failure to implement promptly appropriate internal systems, procedures and controls could materially and adversely affect our business, financial condition and results of operations.

Our insurance may not provide adequate levels of coverage against claims.

We believe that we maintain insurance customary for businesses of our size and type. However, there are losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business, financial condition and results of operations.

Loss of our key executive officers or other personnel, or an inability to attract and retain such management and other personnel, could negatively affect our business.

Our future success depends to a significant degree on the skills, experience and efforts of our key executive officers. Losing the services of any of these executives could materially and adversely affect our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. Additionally, we also depend on our ability to attract and retain qualified personnel to operate and expand our business. If we fail to attract talented new employees, our business and results of operations could be negatively affected.

We may need additional capital in the future, and it may not be available on acceptable terms or at all.

We have historically relied upon cash generated by our operations to fund our operations and strategy. We may also need to access the debt and equity capital markets, however, these sources of financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to several factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with agreements governing our outstanding debt. These factors may make the timing, amount, terms or conditions of additional financing unattractive to us. If we cannot generate sufficient funds from operations or raise additional capital, our growth could be impeded.

We have incurred and will continue to incur significantly increased costs because of operating as a public company, and our management has been and will continue to be required to devote substantial time to compliance efforts.

We have incurred and expect to continue to incur significant legal, accounting, insurance and other expenses because of being a public company. The Dodd-Frank Wall Street Reform and Customer Protection Act (the “Dodd-Frank Act”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and related rules implemented by the SEC, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. Compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”), has and will continue to substantially increase expense, including our legal and accounting costs, and make some activities more time-consuming and costly. Our internal infrastructure may not be adequate to support our increased reporting obligations, and we may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals to overcome our limited experience or employees which could adversely affect our business if our internal infrastructure is inadequate to fulfill our public company obligations. These laws, rules and regulations could also make it more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers.

If we do not maintain effective internal control over financial reporting, we could fail to report our financial results accurately.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. In the future, we may discover areas of our internal control over financial reporting that need improvement. Before the Business Combination, we had not historically documented our internal controls. If we identify a control deficiency that rises to the level of a material weakness in internal controls over financial reporting, our ability to record, process, summarize and report financial information timely and accurately may be adversely affected and, as a result, our financial statements may contain material misstatements or omissions. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In addition, our internal financial and accounting team is leanly staffed, which can lead to inefficiencies regarding segregation of duties. If we fail to properly and efficiently maintain an effective internal control over financial reporting, we could fail to report our financial results accurately.

Our only significant asset is ownership of 100% of Atkins Intermediate Holdings, LLC and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

We have no direct operations and no significant assets other than the direct ownership of 100% of Atkins Intermediate Holdings, LLC. We currently depend on Atkins Intermediate Holdings, LLC for distributions, loans and other payments to generate the funds necessary to meet our financial obligations and to pay any dividends regarding our common stock. Legal and contractual restrictions in agreements governing our debt arrangements and future indebtedness of Atkins Intermediate Holdings, LLC, and the financial condition and operating requirements of Atkins Intermediate Holdings, LLC, may limit our ability to obtain funds in a timely manner from Atkins Intermediate Holdings, LLC. The earnings from, or other available assets of, Atkins Intermediate Holdings, LLC may not be sufficient to pay dividends, make distributions or loans to enable us to pay any dividends on our common stock, or satisfy our other financial obligations.

Our international operations expose us to regulatory, economic, political and social risks in the countries in which we operate.

The international nature of our operations involves several risks, including changes in U.S. and foreign regulations, tariffs, taxes and exchange controls, economic downturns, inflation and political and social instability in the countries in which we operate and our dependence on foreign personnel. Moreover, although our products in our foreign operations typically mirror those in the United States, consumers outside the United States may have different tastes, preferences and nutritional approaches than U.S. consumers. Our international business is small compared to our U.S. business, and as a result, our operations are more spread out which can add to our costs and limit our ability to react effectively and timely to adverse events. We cannot be certain that we can enter and successfully compete in additional foreign markets or that we can continue to compete in the foreign markets in which we currently operate.

Doing business outside the United States requires us to comply with the laws and regulations of the U.S. government and various foreign jurisdictions, which place restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the FCPA or the Bribery Act, export controls and economic sanctions programs, including those administered by the OFAC and the EU. Because of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations. The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. In addition, the Bribery Act extends beyond bribery of foreign public officials and also applies to transactions with private persons. The provisions of the Bribery Act are also more onerous than the FCPA in several other respects, including jurisdictional reach, non-exemption of facilitation payments and, potentially, penalties.

Our continued expansion outside the United States, including in developing countries, and our development of new partnerships and joint venture relationships worldwide, could increase the risk of FCPA, OFAC, Bribery Act or EU sanctions violations in the future. Violations of anti-corruption and trade control laws and sanctions regulations may cause reputational damage and are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, and criminal fines and imprisonment.

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

We source large quantities of our core ingredients from foreign suppliers, and as a result, any material upward movement in foreign exchange rates relative to the U.S. dollar will adversely affect our profitability. Furthermore, the substantial majority of our revenue is generated domestically, while a substantial portion of our third-party manufacturing is completed in Canada. Any U.S. dollar weakness may therefore materially and adversely affect revenue and cash flows while also increasing supply and manufacturing costs.

Risks Related to the Company's Common Stock

Our stock price may be volatile.

Our common stock is traded on the Nasdaq Capital Market (“Nasdaq”). The market price of our common stock has fluctuated in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements covering us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results or general conditions in our industry and may be exacerbated by there having historically been limited trading volume in our common stock. Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.

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

As a result, certain of our stockholders, directors and their respective affiliates are not prohibited from operating or investing in competing businesses. We therefore may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not know of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively affect our business or prospects.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our market or our competitors. Securities and industry analysts may not publish or may cease publishing research on us. If securities or industry analysts cease coverage, our stock price and trading volume may be negatively affected. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock may decline. If any analysts ceased coverage, or fail to regularly publish reports on our business, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

There may be future sales or other dilution of the Company's equity, which may adversely affect the market price of our common stock.

We are not generally restricted from issuing additional shares of common stock, or any securities convertible into or exchangeable for, or that represent the right to receive, shares of common stock. Issuing any additional shares of common stock or preferred shares or securities convertible into, exchangeable for or that represent the right to receive shares of common stock or the exercise of such securities could be substantially dilutive to holders of our common stock. Additionally, 6,700,000 warrants to purchase our common stock on a one-for-one basis for an exercise price of $11.50 per share are outstanding. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will cause dilution to our existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

The market price of our common stock could decline because of sales of our common stock made in the future or the perception that such sales could occur. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of future offerings, if any. Thus, our stockholders bear the risk of future offerings reducing the market price of our common stock and diluting their holdings in the Company.

The Company's board of directors may issue, without stockholder approval, preferred stock with rights and preferences superior to those applicable to our common stock.

Our amended and restated certificate of incorporation includes a provision for the issuance of preferred stock, which may be issued in one or more series, with each series containing such rights and preferences as the board of directors may determine from time to time, without prior notice to or approval of stockholders. Among others, such rights and preferences might include the rights to dividends, liquidation preferences and rights to convert into common stock. The rights and preferences of any such series of preferred stock, if issued, may be superior to the rights and preferences applicable to the common stock and might cause a decrease in the price of our common stock.

Anti-takeover provisions in our amended and restated certificate of incorporation and second amended and restated bylaws, and provisions of Delaware law, could impair a takeover attempt.

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

•
the right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director in certain circumstances, which prevents stockholders from filling vacancies on our board of directors;

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

•
a prohibition on stockholders calling a special meeting, which forces stockholder action to be taken at an annual meeting of our stockholders or at a special meeting of our stockholders called by the chairman of the board or the chief executive officer pursuant to a resolution adopted by a majority of the board of directors;

•
the requirement that a meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•
providing that directors may be removed prior to the expiration of their terms by stockholders only for cause and upon the affirmative vote of a majority of the voting power of all outstanding shares of the combined company; and,

•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties

Our corporate headquarters is located at 1225 17th Street, Suite 1000, Denver, CO 80202. We lease this property, which occupies approximately 27,600 square feet. In addition, we lease or otherwise have rights to use office space and storage space in El Segundo, California and Louisville, Colorado and foreign countries, including the Netherlands, United Kingdom and Canada to support key international operations. We also lease two distribution centers in Greenfield, Indiana, which combined have approximately 579,500 square feet of floor space. Additionally, as of August 29, 2020, we had entered into a lease for an additional distribution center in Greenfield, Indiana, but this lease is not expected to commence until fiscal year 2021.

The following table summarizes our leased properties and those properties we otherwise have rights to use as of the date of this Report:

Location	Principal Use	Type	Lease Expiration Date
Denver, CO	Headquarters	Office	November 30, 2027
El Segundo, CA	Quest Operations	Office	April 30, 2029
Louisville, CO	Research and Development	Office	June 30, 2022
Greenfield, IN	Distribution Center	Warehouse	December 31, 2021
Greenfield, IN	Quest Distribution Center	Warehouse	February 28, 2025
Rogers, AR	Sales Operations	Office	September 30, 2023
Naples, FL	Corporate Operations	Office	June 30, 2025
Netherlands	International Operations	Office	February 28, 2021
Toronto, Ontario	Canadian Operations	Office	February 29, 2024

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

As of October 26, 2020, there were 95,683,897 shares outstanding and 21 record holders of our common stock.

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

Issuer Purchases of Equity Securities

On November 13, 2018, the Company announced that its Board of Directors had adopted a $50.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The stock repurchase program may be suspended or discontinued at any time by the Company, and does not have an expiration date. During the fifty-two week period ended August 29, 2020, the Company did not repurchase any shares of common stock. As of August 29, 2020, approximately $47.9 million remained available under the stock repurchase program.

Performance Graph

The following stock performance graph compares the outstanding stock from issuance of SMPL, July 10, 2017, through August 28, 2020 (the last trading day of our fiscal year ended August 29, 2020), the cumulative total stockholder return for (i) Company’s common stock, (ii) the Standard & Poor’s 500 Index, and (iii) the Standard & Poor’s 500 Packaged Foods & Meats Index. The graph assumes the value of the investment in our common stock and each index was $100.00 on July 10, 2017 and assumes reinvestment of any dividends.

The stock price performance below is not necessarily indicative of future stock price performance.

	Annual Return Percentage
	Fiscal Years Ending
Company Name / Index	July 10, 2017	August 26, 2017	August 25, 2018	August 31, 2019	August 29, 2020
The Simply Good Foods Company	$100.0	$99.0	$149.8	$246.9	$211.6
S&P 500 Index	$100.0	$100.6	$118.4	$120.6	$144.5
S&P 500 Packaged Foods & Meats Index	$100.0	$99.5	$94.3	$101.4	$109.8

Item 6. Selected Financial Data

Simply Good Foods was formed on March 30, 2017, to consummate the Business Combination between Conyers Park and Atkins, which occurred on July 7, 2017 (the “Closing Date”). Conyers Park, a special purpose acquisition company, was formed in 2016 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

As a result of the Business Combination that occurred in July of 2017, Simply Good Foods is the acquirer, and for accounting purposes the "Successor." Atkins is the acquiree and accounting "Predecessor." Our financial statement presentation includes the financial statements of Atkins as “Predecessor” for periods prior to the Closing Date and of Simply Good Foods for periods after the Closing Date, including the consolidation of Atkins. The historical financial information of Conyers Park, prior to the Business Combination, are not reflected in the Predecessor financial statements as those amounts are considered de-minimis. As a result of the application of the acquisition method of accounting, the financial statements, the Predecessor period and the Successor period are presented on a different basis of accounting and are therefore not comparable.

The following table sets forth selected historical financial information derived from the audited financial statements. The following selected financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related notes in “Item 8. Financial Statements and Supplementary Data”.

	2020	2019	2018	2017		2016
	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-weeks ended
	August 29, 2020	August 31, 2019	August 25, 2018			August 27, 2016
	(audited)	(audited)	(audited)	(audited)	(audited)	(audited)
(In thousands)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net sales	$816,641	$523,383	$431,429	$56,334	$339,837	$427,858
Cost of goods sold (1)	492,313	305,978	251,063	39,584	200,026	248,464
Gross profit	324,328	217,405	180,366	16,750	139,811	179,394

Operating Expenses:
Distribution (1)	—	—	—	—	—	18,489
Selling and marketing (2)	94,469	67,488	59,092	6,937	47,494	56,264
General and administrative (1)	106,251	61,972	49,635	6,969	34,567	48,503
Depreciation and amortization (1)	15,259	7,496	7,498	985	8,409	10,179
Business transaction costs	27,125	7,107	2,259	—	25,608	—
Loss on impairment	3,000	—	—	—	—
Loss (gain) in fair value change of contingent consideration - TRA liability	—	533	(2,848)	—	—	—
Total operating expenses	246,104	144,596	115,636	14,891	116,078	133,435

Income from operations	78,224	72,809	64,730	1,859	23,733	45,959

Other income (expense):
Change in warrant liabilities	—	—	—	—	722	(722)
Interest income	1,516	3,826	—	—	—	—
Interest expense	(32,813)	(13,627)	(12,551)	(1,662)	(22,724)	(27,195)
Gain on settlement of TRA liability	—	1,534	—	—	—	—
Gain (loss) on foreign currency transactions	658	(452)	97	513	133	(619)
Other income	441	196	815	30	221	118
Total other expense	(30,198)	(8,523)	(11,639)	(1,119)	(21,648)	(28,418)

Income before income taxes	48,026	64,286	53,091	740	2,085	17,541
Income tax (benefit) expense	13,326	16,750	(17,364)	290	4,570	7,507
Net income (loss)	$34,700	$47,536	$70,455	$450	$(2,485)	$10,034

Earnings per share from net income:
Basic	$0.37	$0.59	$1.00	$0.01
Diluted	$0.35	$0.56	$0.96	$0.01

Balance Sheet Data (at end of periods)
Total assets	$2,008,445	$1,141,650	$974,605	$922,488	$344,867	$389,512
Long-term debt, less current maturities	596,879	190,259	190,935	191,856	281,445	321,638
Warrant liabilities	—	—	—	—	15,000	15,722
Stockholders’ equity (deficit)	1,232,971	837,444	672,601	598,702	(28,027)	(27,834)

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

Our fiscal year ends the last Saturday in August. Our fiscal years 2020 and 2018 ended August 29, 2020 and August 25, 2018, respectively, and were each fifty-two week periods. Our fiscal year 2019 ended August 31, 2019 was a fifty-three week period. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three week fiscal periods for the which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Saturday of each quarter (fourteenth Saturday of the fourth quarter, when applicable). Our fiscal quarters for fiscal 2020 ended on November 30, 2019, February 29, 2020, May 30, 2020 and August 29, 2020.

Unless the context requires otherwise in this Report, the terms “we,” “us,” “our,” the “Company” and “Simply Good Foods” refer to The Simply Good Foods Company and its subsidiaries.

Overview

The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. Our nutritious snacking platform consists of the following core brands that specialize in providing products for consumers that follow certain nutritional philosophies, dietary approaches and/or health-and-wellness trends: Atkins® for those following a low-carb lifestyle; and Quest® for consumers seeking to partner with a brand that makes the foods they crave work for them, not against them, through a variety of protein-rich foods and beverages that also limit sugars and simple carbs. We distribute our products in major retail channels, primarily in North America, including grocery, club and mass merchandise, as well as through e-commerce, convenience, specialty and other channels. Our portfolio of nutritious snacking brands gives us a strong platform with which to introduce new products, expand distribution, and attract new consumers to our products. Our platform also positions us to continue to selectively pursue acquisition opportunities of brands in the nutritious snacking category.

To that end, in November 2019, we completed the acquisition of Quest Nutrition, LLC (“Quest”), a healthy lifestyle food company, for a cash purchase price of approximately $1.0 billion (subject to customary adjustments) (the “Acquisition of Quest”). For more information, please see “Liquidity and Capital Resources-Acquisition of Quest.”

Effective September 24, 2020, we sold the assets exclusively related to our SimplyProtein® brand of products for approximately $8.8 million of consideration, including cash of $5.8 million and a note receivable for $3.0 million, to a newly formed entity led by our Canadian-based management team who had been responsible for this brand prior to the sale transaction. In addition to purchasing these assets, the buyer assumed certain liabilities related to the SimplyProtein brand’s business. The transaction enables management to focus its full time and our resources on its core Atkins® and Quest® branded businesses and other strategic initiatives.

Effects of COVID-19

In December 2019, a novel coronavirus disease, or COVID-19, was reported and in January 2020, the World Health Organization, or WHO, declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provided a substantial stimulus and assistance package intended to address the effect of the COVID-19 pandemic, including tax relief and government loans, grants and investments. Additionally, various federal, state and local government-imposed movement restrictions and initiatives have been implemented to reduce the global transmission of COVID-19, including reduced or eliminated food services, the closure of retailing establishments, the promotion of social distancing and the adoption of remote working policies.

During the third quarter of 2020, we actively engaged with the various elements of our value chain, including our customers, contract manufacturers, and logistics and transportation providers, to meet demand for our products and to remain informed of any challenges within our value chain. Given the unpredictable nature of the COVID-19 pandemic and the initial surge in consumption, we increased finished goods inventory of some of our key products. Based on information available to us as of the end of our fiscal year, we believe we will be able to deliver our products to meet customer orders on a timely basis, and therefore, we expect our products will continue to be available for purchase to meet consumer meal replacement and snacking needs for the foreseeable future. We continue to monitor customer and consumer demand, and intend to adapt our plans as needed to continue to drive our business and meet our obligations during the evolving COVID-19 situation.

Additionally, in March 2020, we borrowed $25.0 million under our $75.0 million revolving credit facility, as a precautionary measure to ensure ample financial flexibility in light of the spread of COVID-19 and the initial surge in demand. The Company used the proceeds of the Revolving Credit Facility to meet initial elevated customer orders, build finished goods inventory of some of our high velocity items, to support working capital and to support general corporate purposes. Based on that assessment of our sources of liquidity and capital, which included strong realized cash flow from operations and no material collectability concerns regarding our customers' ability to pay, the $25.0 million borrowing under the revolving credit facility was fully repaid in June 2020.

We implemented remote work arrangements and restricted business travel in mid-March, and to date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. We believe our lean infrastructure, which allows for significant flexibility, speed-to-market and minimal capital investment, has enabled us to adjust our expenditures to maintain cash flow until the more fulsome reopening of the U.S. economy and the associated return of shopping behavior to more normal patterns and our brand benefits of active nutrition and weight management drive more better-for-you snacking and meal replacement usage occasions.

Our consolidated results of operations for the full fiscal year ended August 29, 2020 were affected by changes in consumer shopping and consumption behavior due to COVID-19. After the brief pantry loading period in mid-March 2020, the nutritional snacking category saw a marked decrease in shopping trips (particularly in the mass channel) and fewer usage occasions. This affected our portable and convenient on-the-go products, especially the nutrition and protein bar portion of our business for both our Atkins and Quest brands. As home confinement restrictions began to ease, shopping trips steadily improved from their lowest point and consumer interest in weight management and active nutrition began to improve.
During the fourth fiscal quarter of 2020, the improvement in category trends plateaued. While our Quest brand has outperformed its portion of the nutritious snaking segment, the performance of our Atkins brand, which is part of the weight management portion of the market, has remained slower due to the temporary softer interest in weight management for consumers, fewer on-the-go usage occasions and weakness in the mass channel that has experienced reduced shopper traffic during the pandemic.

Based on the duration and severity of economic effects from the COVID-19 pandemic, including but not limited to stock market volatility, the potential for (i) continued increased rates of reported cases of COVID-19, (ii) unexpected supply chain disruptions, (iii) changes to customer operations, (iv) continued or additional changes in consumer purchasing and consumption behavior beyond those evidenced to date, and (v) the closure of customer establishments, we remain uncertain of the ultimate effect COVID-19 could have on our business. We also believe the COVID-19 uncertainty will continue during our 2021 fiscal year.

Please also see the information under Item 1A. “Risk Factors” for additional information regarding the risks of pandemics, such as COVID-19.

Restructuring and Related Charges

In May 2020, we announced certain restructuring activities in conjunction with the implementation of our future-state organization design, which creates a fully integrated organization with our completed Acquisition of Quest. The new organization design became effective on August 31, 2020. These restructuring plans primarily include workforce reductions and changes in management structure.

For the fifty-two week period ended August 29, 2020, we incurred $5.5 million of costs for these restructuring activities which have been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income. Overall, we expect to incur a total of approximately $8.1 million in restructuring costs, including the $5.5 million referenced above. The one-time termination benefits and employee severance costs are to be paid throughout fiscal 2021 and the first quarter of fiscal 2022. As of August 29, 2020, the outstanding restructuring liability was $4.1 million. Refer to Note 18, Restructuring and Related Charges, of our Consolidated Financial Statements included herein for additional information regarding restructuring activities.

Change in Accounting Principle

During the fourth quarter ended August 31, 2019, we changed our accounting principle related to the presentation of third-party delivery costs associated with shipping and handling activities previously included as operating expenses in Distribution in the Consolidated Statements of Operations and Comprehensive Income. We now present these expenses within Cost of goods sold in the Consolidated Statements of Operations and Comprehensive Income.

In connection with the change in accounting principle, we also changed our definition of shipping and handling costs to include costs paid to third-party warehouse operators associated with delivering product to a customer, previously included in General and administrative, and Depreciation and amortization of the assets at the third-party warehouse, previously included in Depreciation and amortization. Under the previous definition of shipping and handling costs, we only included delivery costs in Distribution.

The accounting policy change was applied retrospectively to all periods presented and the Consolidated Statements of Operations and Comprehensive Income reflect the effect of this accounting principle change for all periods presented. Specifically, amounts presented for the fifty-two week period ended August 25, 2018 have been adjusted in accordance with this accounting principle change. Refer to Note 2, Change in Accounting Principle, of our Consolidated Financial Statements included herein for additional information on the accounting principle change.

Our Reportable Segment

Following the Acquisition of Quest, our operations are organized into two operating segments, Atkins and Quest, which are aggregated into one reporting segment, due to similar financial, economic and operating characteristics. The operating segments are also similar in the following areas: (a) the nature of the products; (b) the nature of the production processes; (c) the methods used to distribute products to customers, (d) the type of customer for the products, and (e) the nature of the regulatory environment. The recently announced restructuring and new organization design creates an efficient and fully integrated organization that will continue to support and build multi-category nutritional snacking brands.

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

•
General and administrative. General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support our business, including employee salaries, professional services, integration costs, restructuring costs, insurance and other general corporate expenses.

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

•	Loss on impairment. Loss on impairment consist of impairment charges related to our brand intangible asset.

•
Loss (gain) in fair value change of contingent consideration - TRA liability. Loss or gain in fair value change of contingent consideration - TRA liability charges relate to fair value adjustments of the Tax Receivable Agreement (the “TRA”) liability.

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

Comparison of Results for the Fifty-Two Weeks Ended August 29, 2020 and the Fifty-Three Weeks Ended August 31, 2019

The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	53-Weeks Ended	% of Sales	52-Weeks Ended	% of Sales
(In thousands)	August 29, 2020		August 31, 2019
Net sales	$816,641	100.0%	$523,383	100.0%
Cost of goods sold	492,313	60.3%	305,978	58.5%
Gross profit	324,328	39.7%	217,405	41.5%

Operating expenses:
Selling and marketing	94,469	11.6%	67,488	12.9%
General and administrative	106,251	13.0%	61,972	11.8%
Depreciation and amortization	15,259	1.9%	7,496	1.4%
Business transaction costs	27,125	3.3%	7,107	1.4%
Loss on impairment	3,000	0.4%	—	—%
Loss in fair value change of contingent consideration - TRA liability	—	—%	533	0.1%
Total operating expenses	246,104	30.1%	144,596	27.6%

Income from operations	78,224	9.6%	72,809	13.9%

Other income (expense):
Interest income	1,516	0.2%	3,826	0.7%
Interest expense	(32,813)	(4.0)%	(13,627)	(2.6)%
Gain on settlement of TRA liability	—	—%	1,534	0.3%
Gain (loss) on foreign currency transactions	658	0.1%	(452)	(0.1)%
Other income	441	0.1%	196	—%
Total other expense	(30,198)	(3.7)%	(8,523)	(1.6)%

Income before income taxes	48,026	5.9%	64,286	12.3%
Income tax expense	13,326	1.6%	16,750	3.2%
Net income	$34,700	4.2%	$47,536	9.1%

Other financial data:
Adjusted EBITDA(1)	$153,912	18.8%	$98,719	18.9%

(1)	Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net income for each applicable period.

Net sales. Net sales of $816.6 million represented an increase of $293.3 million, or 56.0%, for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019. The net sales increase of 56.0% was primarily attributable to the Acquisition of Quest, which drove 54.8% of the increase. Atkins brand net sales increased 1.2% driven by solid e-commerce sales growth, partially offset by higher trade promotions, the approximately 2.0% of additional contribution to full year sales growth related to the fifty-third week in the prior year period, and the effects of COVID-19 related movement restrictions and stay-at-home orders which resulted in lower on-the-go and away-from-home usage occasions for our products.

Cost of goods sold. Cost of goods sold increased $186.3 million, or 60.9%, for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019. The cost of goods sold increase was driven by sales volume growth primarily attributable to the Acquisition of Quest, and the effect of the non-cash $7.5 million inventory step-up charge related to the Acquisition of Quest.

Gross profit. Gross profit increased $106.9 million, or 49.2%, for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019. Gross profit decreased 180 basis points from 41.5% of net sales for the fifty-three week period ended August 31, 2019 to 39.7% of net sales for the fifty-two week period ended August 29, 2020. The decrease in gross margin was primarily the result of the non-cash $7.5 million inventory step-up charge and slightly lower gross profit margins of the Quest business.

Operating expenses. Operating expenses increased $101.5 million, or 70.2%, for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019 due to the following:

•
Selling and marketing. Selling and marketing expenses increased $27.0 million, or 40.0%, for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019. The increase was primarily related to the Acquisition of Quest of $25.9 million and an increase in e-commerce marketing investments of $1.3 million.

•
General and administrative. General and administrative expenses increased $44.3 million, or 71.5%, for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019. The increase was primarily attributable to the Acquisition of Quest of $40.8 million, Quest integration related costs of $10.7 million, restructuring charges of $5.5 million, and an increase in stock-based compensation expense of $2.1 million. These increases were partially offset by reduced Atkins brand general and administrative expenses primarily due to lower incentive compensation.

•
Depreciation and amortization. Depreciation and amortization expenses increased $7.8 million for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019. The increase was primarily due to amortization for the intangible assets recognized in the Acquisition of Quest of $6.9 million.

•
Business transaction costs. Business transaction costs increased $20.0 million for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019. The $27.1 million incurred in the fifty-two week period ended August 29, 2020 was comprised of expenses related to the Acquisition of Quest. The $7.1 million recorded in the fifty-three week period ended August 31, 2019 was comprised of both expenses relating to the Acquisition of Quest and other business development activities.

•
Loss on impairment. During the fourth quarter of fiscal 2020, we determined there were indicators of impairment related to the SimplyProtein brand intangible asset. After performing a quantitative assessment of the brand intangible asset, which indicated its fair value exceeded its carrying value, we recorded a loss on impairment of $3.0 million in the fifty-two week period ended August 29, 2020.

•
Loss in fair value change of contingent consideration - TRA liability. The fifty-three week period ended August 31, 2019 included a loss in fair value change of contingent consideration of $0.5 million. The Income Tax Receivable Agreement (the “TRA”) liability was settled in full in the first quarter of fiscal 2019.

Interest income. Interest income decreased $2.3 million for the fifty-two week period ended August 29, 2020 compared to the fifty-two week period ended August 29, 2020 primarily due to $195.3 million of cash on hand being utilized for the Acquisition of Quest in the first quarter of fiscal year 2020.

Interest expense. Interest expense increased $19.2 million for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019 primarily due to first quarter term loan funding of $460.0 million to partially finance the Acquisition of Quest.

Gain on settlement of TRA liability. We recorded a $1.5 million gain in connection with the settlement of the TRA liability in the fifty-three week period ended August 31, 2019. The TRA settlement is discussed in Note 10, Income Taxes, of our Consolidated Financial Statements included in this Report.

Gain (loss) on foreign currency transactions. A gain of $0.7 million in foreign currency transactions was recorded for the fifty-two week period ended August 29, 2020 compared to a foreign currency loss of $0.5 million for the fifty-three week period ended August 31, 2019. The variance relates to changes in foreign currency rates related to our international operations.

Income tax expense. Income tax expense decreased $3.4 million for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019. The decrease in our income tax expense was primarily driven by lower pre-tax book income, offset by the tax effects of foreign earnings and the one-time tax effect of the settlement of the TRA liability during the fifty-three week period ended August 31, 2019, and other permanent differences.

Net income. Net income was $34.7 million for the fifty-two week period ended August 29, 2020, a decrease of $12.8 million, or 27.0%, compared to net income of $47.5 million for the fifty-three week period ended August 31, 2019.

Adjusted EBITDA. Adjusted EBITDA increased $55.2 million, or 55.9%, for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019. The increase was primarily due to the Acquisition of Quest and modest volume growth on the Atkins brand. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Comparison of Results for the Fifty-Three Weeks Ended August 31, 2019 and the Fifty-Two Weeks Ended August 25, 2018

The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	52-Weeks Ended	% of Sales	52-Weeks Ended	% of Sales
(In thousands)	August 31, 2019		August 25, 2018
Net sales	$523,383	100.0%	$431,429	100.0%
Cost of goods sold (1)	305,978	58.5%	251,063	58.2%
Gross profit	217,405	41.5%	180,366	41.8%

Operating expenses:
Selling and marketing (2)	67,488	12.9%	59,092	13.7%
General and administrative (1)	61,972	11.8%	49,635	11.5%
Depreciation and amortization (1)	7,496	1.4%	7,498	1.7%
Business transaction costs	7,107	1.4%	2,259	0.5%
Loss (gain) in fair value change of contingent consideration - TRA liability	533	0.1%	(2,848)	(0.7)%
Total operating expenses	144,596	27.6%	115,636	26.8%

Income from operations	72,809	13.9%	64,730	15.0%

Other income (expense):
Interest income	3,826	0.7%	—	—%
Interest expense	(13,627)	(2.6)%	(12,551)	(2.9)%
Gain on settlement of TRA liability	1,534	0.3%	—	—%
(Loss) gain on foreign currency transactions	(452)	(0.1)%	97	—%
Other income	196	—%	815	0.2%
Total other expense	(8,523)	(1.6)%	(11,639)	(2.7)%

Income before income taxes	64,286	12.3%	53,091	12.3%
Income tax expense (benefit)	16,750	3.2%	(17,364)	(4.0)%
Net income	$47,536	9.1%	$70,455	16.3%

Other financial data:
Adjusted EBITDA(3)	$98,719	18.9%	$78,602	18.2%

(1)
During the fifty-three weeks ended August 31, 2019, certain reclassifications were made to previously reported amounts to conform to the current presentation. On the consolidated statement of operations, outbound freight previously included in Distribution, distribution center expenses previously included in General and administrative, and depreciation for equipment used in warehouse operations were reclassified to Cost of goods sold. Fiscal year 2018 reflects adjusted amounts in accordance with this accounting principle change. See Note 2 to the consolidated financial statements included herein for additional information on the accounting principle change.

(2)	During the fifty-three weeks ended August 31, 2019, the Company combined Selling and Marketing within one financial statement line. Fiscal year 2018 reflects adjusted amounts.
(3)	Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net income for each applicable period.

Net sales. Net sales for the fifty-three week period ended August 31, 2019 were $523.4 million compared to $431.4 million for the fifty-two week period ended August 25, 2018. The net sales increase of 21.3% was driven by volume growth. Net price realization was a slight benefit, partially offset by a shift in non-price related customer activity. The fifty-third week of fiscal 2019 was a 1.8% contribution to full year sales growth.

Cost of goods sold. Cost of goods sold for the fifty-three week period ended August 31, 2019 were $306.0 million compared to $251.1 million for the fifty-two week period ended August 25, 2018. The cost of goods sold increase was driven by sales volume growth and increased distribution center expenses. These increases were partially offset by logistics efficiencies.

Gross profit. Gross profit decreased 30 basis points from 41.8% of net sales for the fifty-two week period ended August 25, 2018 to  41.5% of net sales for the fifty-three week period ended August 31, 2019. Gross margin was effected by non-price related customer activity that was a shift from selling and marketing expenses.

Operating expenses. Operating expenses for the fifty-three week period ended August 31, 2019 were $144.6 million, or 27.6% of net sales, compared to $115.6 million, or 26.8% of net sales, for the fifty-two week period ended August 25, 2018 due to the following:

•
Selling and marketing. Selling and marketing expenses increased $8.4 million, or 14.2%, for the fifty-three week period ended August 31, 2019 compared to the fifty-two week period ended August 25, 2018. The increase was primarily due to an increase in television media and e-commerce investments, offset by a shift in non-price related customer activity.

•
General and administrative. General and administrative expenses increased $12.3 million, or 24.9%, for the fifty-three week period ended August 31, 2019 compared to the fifty-two week period ended August 25, 2018. The increase was due to higher incentive compensation of $5.3 million, internal resource investments of $3.3 million, and a legal settlement of $3.5 million.

•	Depreciation and amortization. Depreciation and amortization expenses for the fifty-three week period ended August 31, 2019 were flat compared to the fifty-two week period ended August 25, 2018.

•
Business transaction costs. Business transaction costs increased $4.8 million for the fifty-three week period ended August 31, 2019 compared to the fifty-two week period ended August 25, 2018. The increase was primarily due to the Acquisition of Quest, which was pending at the end of the fifty-three week period ended August 31, 2019. The $2.3 million recorded in the fifty-two week period ended August 25, 2018 was comprised of expenses related to business development activities.

•
Loss (gain) in fair value change of contingent consideration - TRA liability. The fifty-three week period ended August 31, 2019 included a loss in fair value change of contingent consideration of $0.5 million. The $2.8 million gain in the fifty-two week period ended August 25, 2018 reflected the effect of the change in tax law in the prior year.

Interest income. Interest income increased $3.8 million for the fifty-three week period ended August 31, 2019 compared to the fifty-two week period ended August 25, 2018 due to our increased cash balance resulting from warrant exercises during the fifty-three week period ended August 31, 2019 and an increase in market interest rates.

Interest expense. Interest expense for the fifty-three week period ended August 31, 2019 was $13.6 million compared to $12.6 million for the fifty-two week period ended August 25, 2018, and the increase was due to the changes in market interest rates.

(Loss) gain on foreign currency transactions. A loss of $0.5 million in foreign currency transactions was recorded for the fifty-two week period ended August 25, 2018 compared to a foreign currency gain of $0.1 million for the fifty-two week period ended August 25, 2018. The change relates to changes in foreign currency rates related to international operations.

Income tax expense (benefit). Income tax expense for the fifty-three week period ended August 31, 2019 was $16.8 million compared to income tax benefit of $17.4 million for the fifty-two week period ended August 25, 2018. The increase in our income tax expense is primarily attributed to the one-time benefit of $29.0 million related to the tax law change and remeasurement of deferred tax liabilities recorded in the fifty-two week period ended August 25, 2018, which did not apply for the fifty-three week period ended August 31, 2019.

Net income. Net income was $47.5 million for the fifty-three week period ended August 31, 2019, a decrease of $22.9 million, or 32.5%, compared to net income of $70.5 million for the fifty-two week period ended August 25, 2018.

Adjusted EBITDA. Adjusted EBITDA for the fifty-three week period ended August 31, 2019 was $98.7 million compared to $78.6 million for the fifty-two week period ended August 25, 2018. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

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

The following unaudited tables below provide a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the fifty-two week period ended August 29, 2020, the fifty-three week period ended August 31, 2019, and the fifty-two week period ended August 25, 2018:

Adjusted EBITDA Reconciliation:	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 29, 2020	August 31, 2019	August 25, 2018
Net income	$34,700	$47,536	$70,455
Interest expense	32,813	13,627	12,551
Interest income	(1,516)	(3,826)	(301)
Income tax expense (benefit)	13,326	16,750	(17,364)
Depreciation and amortization	16,007	7,644	7,672
EBITDA	95,330	81,731	73,013
Business transaction costs	27,125	7,107	2,259
Stock-based compensation expense	7,636	5,501	4,029
Inventory step-up	7,522	—	—
Integration of Quest	10,742	—	—
Restructuring	5,527	22	631
Non-core legal costs	718	4,851	1,314
Loss (gain) in fair value change of contingent consideration - TRA liability	—	533	(2,848)
Gain on settlement of TRA	—	(1,534)	—
Other (1)	(688)	508	204
Adjusted EBITDA	$153,912	$98,719	$78,602
(1) Other items consist principally of exchange impact of foreign currency transactions, frozen licensing media and other expenses.

Reconciliation of Adjusted Diluted Earnings Per Share

Adjusted Diluted Earnings Per Share. Adjusted Diluted Earnings Per Share is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to diluted earnings per share as an indicator of operating performance. Simply Good Foods defines Adjusted Diluted Earnings Per Share as diluted earnings per share before depreciation and amortization, business transaction costs, stock-based compensation expense, inventory step-up, integration costs, restructuring costs, non-core legal costs, change in fair value of contingent consideration - TRA liability, gain on settlement of TRA liability and other non-core expenses, on a theoretical tax effected basis of such adjustments at an assumed statutory rate and adjusting for the effects of the Tax Cuts and Job Act tax reform. The Company believes that the inclusion of these supplementary adjustments in presenting Adjusted Diluted Earnings per Share, when used in conjunction with diluted earnings per share, are appropriate to provide additional information to investors, and management of the Company uses Adjusted Diluted Earnings Per Share to supplement diluted earnings per shares because it reflects more accurately operating results of the on-going operations, enhances the overall understanding of past financial performance and future prospects and allows for greater transparency with respect to the key metrics the Company uses in its financial and operational decision making. The Company also believes that Adjusted Diluted Earnings per Share is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. Adjusted Diluted Earnings per Share may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

The following unaudited tables below provide a reconciliation of Adjusted Diluted Earnings Per Share to its most directly comparable GAAP measure, which is diluted earnings per share, for the fifty-two week period ended August 29, 2020, the fifty-three week period ended August 31, 2019, and the fifty-two week period ended August 25, 2018:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
Adjusted Diluted Earnings Per Share Reconciliation:	August 29, 2020	August 31, 2019	August 25, 2018
Diluted earnings per share	$0.35	$0.56	$0.96

Depreciation and amortization	0.12	0.07	0.08
Business transaction costs	0.20	0.06	0.02
Stock-based compensation expense	0.06	0.05	0.04
Inventory step-up	0.06	—	—
Integration of Quest	0.08	—	—
Restructuring	0.04	—	0.01
Non-core legal costs	0.01	0.04	0.01
Loss (gain) in fair value change of contingent consideration - TRA liability	—	—	(0.03)
Gain on settlement of TRA liability	—	(0.01)	—
Tax Cuts and Jobs Act tax benefit	—	—	(0.42)
Other (1)	(0.01)	—	—
Rounding (2)	—	—	—
Adjusted diluted earnings per share	$0.91	$0.77	$0.67
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

We had $95.8 million in cash and cash equivalents as of August 29, 2020. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

Debt and Credit Facilities

On July 7, 2017, we entered into a credit agreement with Barclays Bank PLC and other parties (as amended to date, the "Credit Agreement"). The Credit Agreement provides for (i) a term facility of $200.0 million (“Term Facility”) with a seven-year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five-year maturity. Substantially concurrent with the consummation of the Acquisition of Atkins, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for Term Loan or (y) 2.00% margin for Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for the Term Loan subject to a floor of 1.00% or (y) 3.00% margin for the Revolving Credit Facility. As security for the payment or performance of its debt, we have pledged certain equity interests in its subsidiaries.

On March 16, 2018 (the “Amendment Date”), we entered into an amendment (the “Repricing Amendment”) to the Credit Agreement. As a result of the Repricing Amendment, the interest rate on the Term Loan was reduced and, as of the Amendment Date, such loans had an interest rate equal to, at our option, either LIBOR plus an applicable margin of 3.50% or a base rate plus an applicable margin of 2.50%. The Repricing Amendment did not change the interest rate on the Revolving Credit Facility. The Revolving Credit Facility continued to bear interest based upon our consolidated net leverage ratio as of the last financial statements delivered to the administrative agent. No additional debt was incurred, or any proceeds received, in connection with the Repricing Amendment. The incremental fees paid to the administrative agent are reflected as additional debt discount and are amortized over the terms of the long-term financing agreements using the effective-interest method.

On November 7, 2019, we entered into an amendment (the “Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $460.0 million. The Term Facility together with the incremental borrowing make up the Initial Term Loans (as defined in the Incremental Facility Amendment) and as of the Amendment No. 2 Effective Date (as defined in the Incremental Facility Amendment), the Initial Term Loans bear interest at a rate equal to, at our option, either LIBOR plus an applicable margin of 3.75% or a base rate plus an applicable margin of 2.75%. The Incremental Facility Amendment was executed to partially finance the Acquisition of Quest. No amounts under the Term Facility were repaid as a result of the execution of the Incremental Facility Amendment.

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

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on the third anniversary of the closing date of the credit facilities) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all financial covenants as of August 29, 2020 and August 31, 2019, respectively.

As of August 29, 2020, the outstanding balances of the Term Facility was $606.5 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended August 29, 2020. During the third fiscal quarter of 2020, we borrowed $25.0 million under the Revolving Credit Facility. This was a precautionary measure to preserve financial flexibility and to maintain liquidity in response to the spread of COVID-19 and uncertainty around consumer behavior. We used the proceeds of the Revolving Credit Facility to meet initial elevated customer orders in response to COVID-19, build finished goods inventory of some of its high velocity items, support working capital and support general corporate purposes. In the fourth fiscal quarter of 2020, we repaid the $25.0 million borrowing under the Revolving Credit Facility. The Company may repay borrowings under the Revolving Credit Facility at any time without penalty. As of August 29, 2020, there were no amounts drawn against the Revolving Credit Facility.

Public Equity Offering

On October 9, 2019, we completed an underwritten public offering of 13,379,205 shares of our common stock at a price to the public of $26.35 per share. We paid underwriting discounts and commissions of $0.19 per share resulting in net proceeds to us of $26.16 per share, or approximately $350.0 million (the “Offering”). We paid $0.8 million for legal, accounting and registrations fees related to the Offering. The net proceeds were used to pay a portion of the purchase price and related fees and expenses for the Acquisition of Quest.

Acquisition of Quest

On August 21, 2019, our wholly-owned subsidiary Simply Good Foods USA, Inc., formerly known as Atkins Nutritionals, Inc. (“Simply Good USA”) entered into a Stock and Unit Purchase Agreement (the "Purchase Agreement") with VMG Voyage Holdings, LLC, VMG Tax-Exempt II, L.P., Voyage Employee Holdings, LLC, and other sellers, as defined in the Purchase Agreement, to acquire Quest, a healthy lifestyle food company. On November 7, 2019, pursuant to the Purchase Agreement, Simply Good USA completed the Acquisition of Quest, for a cash purchase price of approximately $1.0 billion, subject to customary post-closing adjustments.

The Acquisition of Quest was funded through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from an underwritten public offering of common stock, and $443.6 million in new term loan debt. In the third fiscal quarter of 2020, we received a post-closing release from escrow of approximately $2.1 million related to net working capital adjustments, resulting in a total net consideration paid of $986.8 million as of August 29, 2020. Business transaction costs within the Consolidated Statements of Operations and Comprehensive Income for fifty-two week period ended August 29, 2020 was $27.1 million, which included $14.5 million of transaction advisory fees related to the Acquisition of Quest, $3.2 million of banker commitment fees, $6.1 million of non-deferrable debt issuance costs related to the incremental term loan, and $3.3 million of other costs, including legal, due diligence, and accounting fees.

Equity Warrants

From August 26, 2018 through October 5, 2018, public warrants to purchase an aggregate of 9,866,451 shares of common stock were exercised for cash at an exercise price of $11.50 per share, resulting in aggregate gross proceeds of $113.5 million.

On October 4, 2018, we delivered a notice for the redemption (the “Redemption Notice”) of all of our public warrants that remained unexercised immediately after November 5, 2018. Exercises of public warrants following the Redemption Notice were required to be done on a cashless basis. Accordingly, holders were no longer permitted to exercise public warrants in exchange for payment in cash of $11.50 per share. Instead, a holder exercising a public warrant was deemed to have paid the $11.50 per share exercise price by the surrender of 0.61885 of a share of common stock that the holder would have been entitled to receive upon a cash exercise of each public warrant. Exercising holders received 0.38115 of a share of common stock for each public warrant surrendered for exercise. Following the Redemption Notice, 3,499,639 public warrants were exercised on a cashless basis. An aggregate of 1,333,848 shares of common stock were issued in connection with these exercises of the public warrants. All remaining public warrants were redeemed as of November 5, 2018 for an immaterial amount.

As of August 29, 2020, our private warrants to purchase 6,700,000 shares of common stock remain outstanding.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	53-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(in thousands)	August 29, 2020	August 31, 2019	August 25, 2018
Net cash provided by operating activities	$58,921	$73,042	$61,038
Net cash used in investing activities	$(983,994)	$(1,787)	$(3,513)
Net cash provided by (used in) financing activities	$754,652	$83,376	$(1,587)

Operating activities. Our net cash provided by operating activities decreased $14.1 million to $58.9 million for the fifty-two week period ended August 29, 2020 compared to $73.0 million for the fifty-three week period ended August 31, 2019. The decrease in cash provided by operating activities was primarily driven by significant business transaction and integration costs as well as changes in working capital. The decrease was partially offset by increased cash from operations related to the Acquisition of Quest.

Our net cash provided by operating activities was $73.0 million for the fifty-three week period ended August 31, 2019, an increase of $12.0 million compared to net cash used in operating activities of $61.0 million for the fifty-two week period ended August 25, 2018. The increase was primarily driven by higher income before taxes.

Investing activities. Our net cash used in investing activities increased to $984.0 million for the fifty-two week period ended August 29, 2020 compared to $1.8 million of net cash used in investing activities for the fifty-three week period ended August 31, 2019. The increase in cash used in investing activities was primarily due to the Acquisition of Quest of $982.1 million, net of cash acquired.

Our net cash used in investing activities was $1.8 million for the fifty-three week period ended August 31, 2019, which was a decrease of $1.7 million compared to the investing activities for the fifty-two week period ended August 25, 2018. The decrease in cash used in investing activities was primarily the result of a payment for a working capital adjustment of $1.8 million to the former owners of Atkins in the prior period.

Financing activities. Our net cash provided by financing activities was $754.7 million for the fifty-two week period ended August 29, 2020 compared to $83.4 million for the fifty-three week period ended August 31, 2019. Net cash provided by financing activities for the fifty-two week period ended August 29, 2020 includes gross proceeds of $352.5 million from the Offering offset by issuance costs of $3.3 million, proceeds of $460.0 million from the Term Facility borrowing related to the Incremental Facility Amendment offset by issuance costs of $8.2 million, and $25.0 million of proceeds from the borrowing under the Revolving Credit Facility. The cash provided by financing activities for the fifty-two week period ended August 29, 2020 was offset by $50.0 million of principal payments on the Term Facility, an increase of $48.0 million compared to the prior year, and $25.0 million of repayments of the Revolving Credit Facility. Our net cash provided by financing activities for the fifty-three week period ended August 31, 2019 also included $113.5 million of cash received from warrant exercises, and was partially offset by the payment of the TRA liability of $26.5 million and debt principal payments of $2.0 million on the Term Facility

Our net cash provided by financing activities was $83.4 million for the fifty-three week period ended August 31, 2019, compared to net cash used in financing activities of $1.6 million for the fifty-two week period ended August 25, 2018. Net cash provided by financing activities for the fifty-three week period ended August 31, 2019 included $113.5 million of cash received from warrant exercises, and was partially offset by the payment of the TRA liability of $26.5 million, repurchases of common stock of $2.1 million and debt principal payments of $2.0 million. Debt principal payments for the fifty-two week period ended August 25, 2018 were $1.5 million.

Off-Balance Sheet Arrangements

As of August 29, 2020, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The Company's contractual obligations are related to its Credit Agreement and its finance and operating leases. On November 7, 2019, the Company entered the Incremental Facility Amendment to increase the principal borrowed under the Term Facility by $460.0 million. As a result of the Acquisition of Quest, the Company obtained additional lease obligations.

Our expected contractual obligations related to our debt and leases as of August 29, 2020 are included in the table below.

	Payments due by period
(In thousands)	Total	Year 1	Years 2-3	Years 4-5	Thereafter
Long-term debt obligations	$606,500	$—	$—	$606,500	$—
Interest	130,609	33,789	67,486	29,334	—
Operating leases(1)	33,455	5,697	8,763	7,981	11,014
Finance leases(2)	1,049	313	591	145	—
Total	$771,613	$39,799	$76,840	$643,960	$11,014
_______________

(1)
As of August 29, 2020, we had entered into a lease with estimated total minimum future lease payments of $32.2 million over a 10.0-year minimum lease term that had not yet commenced. Because the lease has not yet commenced, it is excluded from the contractual obligations above. We expect the lease to commence in fiscal year 2021.

(2)	Finance lease payments include both the principal and interest portions of the payments.

Critical Accounting Policies, Judgments and Estimates

General

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. While the majority of our revenue, expenses, assets and liabilities are not based on estimates, there are certain accounting principles that requires management to make estimates regarding matters that are uncertain and susceptible to change. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which could potentially result in materially different results under different assumptions and conditions. Management regularly reviews the estimates and assumptions used in the preparation of the financial statements for reasonableness and adequacy. Our significant accounting policies are discussed in Note 3, Summary of Significant Accounting Policies, of our Consolidated Financial Statements in this filing; however, the following discussion pertains to accounting policies we believe are most critical to the portrayal of its financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of our financial condition, results of operations and cash flows to those of other companies.

Revenue Recognition

We recognize revenue when performance obligations under the terms of a contract with its customer are satisfied. We have determined that fulfilling and delivering products is a single performance obligation. Revenue is recognized at the point in time when we have satisfied our performance obligation and the customer has obtained control of the products. This generally occurs when the product is delivered to or picked up by our customer based on applicable shipping terms, which is typically within 30 days.

Revenue is measured as the amount of consideration expected to be received in exchange for fulfilled product orders, including estimates of variable consideration. The most common forms of variable consideration include trade promotions, such as consumer incentives, coupon redemptions and other marketing activities, allowances for unsaleable product, and any additional amounts where a distinct good or service cannot be identified or the value cannot be reasonably estimated. Estimates of variable consideration are made using various information including historical data on performance of similar trade promotional activities, market data from IRI, and our best estimate of current activity. Revisions can include changes for consideration paid to customers that lack sufficient evidence to support a distinct good or service assertion, or for which a reasonably estimable fair value cannot be determined, primarily related to our assessments of cooperative advertising programs. We review these estimates regularly and makes revisions as necessary. Uncertainties related to the estimate of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. Adjustments to variable consideration have historically been insignificant.

Although some payment terms may be more extended, the majority of our payment terms are less than 60 days. As a result, we do not have any material significant payments terms as payment is received shortly after the time of sale.

While our revenue recognition does not involve significant judgment, it represents a key accounting policy.
Trade Promotions

We offer trade promotions through various programs to customers and consumers. Trade promotions include discounts, rebates, slotting and other marketing activities. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires management to make estimates regarding the volume of incentive that will be redeemed and their total cost. These estimates are made using various information including historical data on performance of similar trade promotional activities, market data from IRI, and the Company's best estimates of current activity. Our consolidated financial statements could be materially affected if the actual promotion rates are different from the estimated rates.

As of August 29, 2020 and August 31, 2019, the allowance for trade promotions was $25.2 million and $10.3 million, respectively. Differences between estimated expense and actual redemptions are recognized as a change in management estimate in a subsequent period. These differences have historically been insignificant.

Business Combination

On November 7, 2019, pursuant to the Purchase Agreement, we completed the Acquisition of Quest for a cash purchase price of approximately $1.0 billion, subject to customary post-closing adjustments. The Acquisition of Quest was accounted for using the acquisition method of accounting prescribed by Accounting Standard Codification ("ASC") Topic 805, Business Combinations (“ASC 805”), whereby the results of operations, including the revenues and earnings of Quest, are included in the financial statements from the date of acquisition. Additionally, assets acquired and liabilities assumed were recognized at their fair values based on widely accepted valuation techniques in accordance with ASC Topic 820, Fair Value Measurements, as of the closing date. Significant judgment is required to determine the fair value of certain tangible and intangible assets. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of acquisition date. We expect to complete the final fair value determination of the assets acquired and liabilities assumed as soon as practicable within the measurement period, but not to exceed one year from the acquisition date.

Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually, or more frequently if indicators of impairment exist. We conduct our annual impairment tests at the beginning of the fourth fiscal quarter. The process of evaluating goodwill and indefinite lived intangibles for impairment is subjective and requires significant judgment at many points during the analysis.

We assess goodwill and indefinite-lived intangible assets using either a qualitative or quantitative approach to determine whether it is more likely than not that the fair values of the reporting units are less than their carrying amounts. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. Otherwise, no further assessment is required. The quantitative approach compares the estimated fair value of the reporting unit to its carrying amount, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.

For fiscal year 2020, we elected to perform both qualitative and quantitative assessments of goodwill and indefinite-lived intangible assets. The inputs and assumptions used require considerable management judgment and are based on expectations of future operating performance. During the fourth quarter of fiscal 2020, we determined there were indicators of impairment related to the SimplyProtein brand intangible asset. Therefore, we performed a quantitative assessment of our brand intangible asset, which indicated the fair value exceeded the carrying value, resulting in a loss on impairment of $3.0 million in the fifty-two week period ended August 29, 2020. There were no impairment charges related to goodwill in the fifty-two week period ended August 29, 2020. Additionally, for fiscal year 2019, we elected to perform quantitative assessments of goodwill and indefinite-lived intangible assets. No impairment charges related to goodwill or indefinite-lived intangibles were recognized in the fifty-three week period ended August 31, 2019.

We performed qualitative assessments of goodwill and indefinite-lived intangible assets for fiscal year 2018. The qualitative assessments determined that it was more likely than not the reporting unit, brands and trademarks had a fair value in excess of their carrying value. Accordingly, no further impairment assessment was necessary, and no impairment charges related to goodwill or indefinite-lived intangibles were recognized in the fifty-two week period ended August 25, 2018.

We also have intangible assets that have determinable useful lives, consisting primarily of customer relationships, proprietary recipes and formulas, licensing agreements, and software and website development costs. Costs of these finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are tested for impairment when events or circumstances indicated that the carrying amount may not be recoverable. For the fiscal years ended August 29, 2020, August 31, 2019 or August 25, 2018, there were no impairments recorded related to finite-lived intangible assets.

Income Taxes

We are subject to income taxes in the United States and numerous other jurisdictions. Significant judgment is required in determining our provision for income tax, including evaluating uncertainties in the application of accounting principles and complex tax laws.

Income taxes include federal, state and foreign taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the differences between the financial statement balances and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Significant management judgment is required in determining the effective tax rate, evaluating tax positions and determining the net realizable value of deferred tax assets.

New Accounting Pronouncements

The adoption of ASC Topic 842 resulted in a change to our lease accounting policy, as discussed in Note 11 of our Consolidated Financial Statements included herein. Refer to Note 3, Summary of Significant Accounting Policies, of our Consolidated Financial Statements in this Report for further information regarding recently issued accounting standards.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

COVID-19. The current COVID-19 outbreak situation remains dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of our customers and supply chain partners, which ultimately could result in material negative effects on our business and results of operations. Refer to Item 1A, Risk Factors. for additional discussion of our risks associated pandemics, epidemics or disease outbreaks, such as COVID-19.

Interest rate risk. We are subject to interest rate risk in connection with borrowing based on a variable interest rate. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Assuming average variable rate debt levels during the year, a 1% increase in interest rates would have increased interest expense by approximately $6.4 million for the fifty-two week period ended August 29, 2020.

Foreign currency risk. We are exposed to changes in currency rates as a result of investments in foreign operations and revenue generated in currencies other than U.S. dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Foreign currency risk is primarily related to operations in Canada. A 10% increase or decrease in the Canadian Dollar against the U.S. Dollar would result in less than a 1% change in our net income for the fifty-two week period ended August 29, 2020.

Inflation. While inflation may affect our revenue and cost of services and products, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that results of operations and financial condition will not be materially impacted by inflation in the future.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Simply Good Foods Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Simply Good Foods Company and subsidiaries (the "Company") as of August 29, 2020 and August 31, 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for the fifty-two week period ended August 29, 2020 and the fifty-three week period ended August 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 29, 2020 and August 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended August 29, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 29, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 28, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Trade Promotions - Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company offers trade promotions through various programs to customers and consumers. Trade promotions include discounts, rebates, slotting, and other marketing activities. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires the Company to make estimates regarding the volume of incentives that will be redeemed and their total costs. These estimates are made using various information including historical data on performance of similar trade promotional activities, current market data, and the Company's best estimates of current activity. As of August 29, 2020, the allowance for trade promotions balance, which is recorded as a reduction to accounts receivable, was approximately $25.2 million.
Given the subjectivity of estimating the expected promotional claims and the volume of trade promotions, performing audit procedures to evaluate whether the allowance for trade promotion balance is appropriately recorded as of August 29, 2020, required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our auditing procedures related to the allowance for trade promotion balance included the following, among others:

•	For a selection of allowances for trade promotion balances recorded as of August 29, 2020, we:

◦	Confirmed contract terms directly with the customer.

◦	Agreed contract terms from the accounting records to the promotion agreement with the customer and verified the promotion period was prior to August 30, 2020.

•
We evaluated management’s ability to estimate promotional claims incurred, but not yet received for potential management bias by comparing historical promotional claims received to management’s estimates of the claims to be received.

•
For a selection of customer promotional claims presented or resolved after August 29, 2020, we compared that amount to the August 29, 2020 allowance for promotion balance and traced presented or resolved deduction to a properly recorded sale.

Business Combination - Voyage Holdings, LLC and VMG Quest Blocker, Inc. - Valuation of brand and trademark and customer relationships intangible assets - Refer to Note 4 to the financial statements
Critical Audit Matter Description
The Company completed the acquisition of Voyage Holdings, LLC and VMG Quest Blocker, Inc. for $986.8 million on November 7, 2019. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including brand and trademark intangible asset of $750.0 million and customer relationship intangible asset of $115.0 million. Management estimated the fair value of the brand and trademark and customer relationship intangible assets using an income approach and the with/without method, which estimates the value using the cash flow impact in a hypothetical scenario where the customer relationships are not in place.
Given the fair value determination of brand and trademark intangible asset and customer relationship intangible asset for Voyage Holdings, LLC and VMG Quest Blocker Inc. requires management to make significant estimates and assumptions related to the forecasts of future cash flows and the selection of the discount rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our auditing procedures related to the forecasts of future cash flows and the selection of the discount rate included the following, among others:

•	We obtained an understanding of management’s key assumptions in developing the forecast.

•	We assessed the reasonableness of management's forecasts of future cash flows by comparing the projections to historical results and certain peer companies.

•	We evaluated whether the estimated future cash flows were consistent with projections used by the Company, as well as evidence obtained in other areas of the audit.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:

◦	Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.

◦	Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Denver, Colorado
October 28, 2020

We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Simply Good Foods Company and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows of The Simply Good Foods Company and subsidiaries (successor) for the 52-weeks ended August 25, 2018 and the related notes. In our opinion, the consolidated statements of operations and comprehensive income, changes in stockholders’ equity, cash flows, and the related notes present fairly, in all material respects, the results of its operations and its cash flows for the 52-weeks ended August 25, 2018, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, during the fourth quarter ended August 31, 2019 the Company elected to change its principle of accounting for the classification of shipping & handling costs relating to the delivery of products to customers from operating expenses to cost of sales and this change in accounting principle has been retrospectively applied to all periods presented.

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

October 30, 2019

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	August 29, 2020	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$95,847	$266,341
Accounts receivable, net	89,740	44,240
Inventories	59,085	38,085
Prepaid expenses	3,644	2,882
Other current assets	11,947	6,059
Total current assets	260,263	357,607

Long-term assets:
Property and equipment, net	11,850	2,456
Intangible assets, net	1,158,768	306,139
Goodwill	544,774	471,427
Other long-term assets	32,790	4,021
Total assets	$2,008,445	$1,141,650

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$32,240	$15,730
Accrued interest	960	1,693
Accrued expenses and other current liabilities	38,007	29,933
Current maturities of long-term debt	271	676
Total current liabilities	71,478	48,032

Long-term liabilities:
Long-term debt, less current maturities	596,879	190,259
Deferred income taxes	84,352	65,383
Other long-term liabilities	22,765	532
Total liabilities	775,474	304,206
See commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 95,751,845 and 81,973,284 issued at August 29, 2020 and August 31, 2019, respectively	958	820
Treasury stock, 98,234 and 98,234 shares at cost at August 29, 2020 and August 31, 2019, respectively	(2,145)	(2,145)
Additional paid-in-capital	1,094,507	733,775
Retained earnings	140,530	105,830
Accumulated other comprehensive loss	(879)	(836)
Total stockholders' equity	1,232,971	837,444
Total liabilities and stockholders' equity	$2,008,445	$1,141,650
See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except share and per share data)

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
	August 29, 2020	August 31, 2019	August 25, 2018
Net sales	$816,641	$523,383	$431,429
Cost of goods sold	492,313	305,978	251,063
Gross profit	324,328	217,405	180,366

Operating expenses:
Selling and marketing	94,469	67,488	59,092
General and administrative	106,251	61,972	49,635
Depreciation and amortization	15,259	7,496	7,498
Business transaction costs	27,125	7,107	2,259
Loss on impairment	3,000	—	—
Loss (gain) in fair value change of contingent consideration - TRA liability	—	533	(2,848)
Total operating expenses	246,104	144,596	115,636

Income from operations	78,224	72,809	64,730

Other income (expense):
Interest income	1,516	3,826	—
Interest expense	(32,813)	(13,627)	(12,551)
Gain on settlement of TRA liability	—	1,534	—
Gain (loss) on foreign currency transactions	658	(452)	97
Other income	441	196	815
Total other expense	(30,198)	(8,523)	(11,639)

Income before income taxes	48,026	64,286	53,091
Income tax expense (benefit)	13,326	16,750	(17,364)
Net income	$34,700	$47,536	$70,455

Other comprehensive income (loss):
Foreign currency translation adjustments	(43)	(38)	(817)
Comprehensive income	$34,657	$47,498	$69,638

Earnings per share from net income:
Basic	$0.37	$0.59	$1.00
Diluted	$0.35	$0.56	$0.96
Weighted average shares outstanding:
Basic	93,968,953	80,734,091	70,582,149
Diluted	98,343,722	85,243,909	73,681,355
See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
	August 29, 2020	August 31, 2019	August 25, 2018
Operating activities
Net income	$34,700	$47,536	$70,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,007	7,644	7,672
Amortization of deferred financing costs and debt discount	3,508	1,352	1,312
Stock compensation expense	7,636	5,501	4,029
Loss on impairment	3,000	—	—
Loss (gain) in fair value change of contingent consideration - TRA liability	—	533	(2,848)
Gain on settlement of TRA liability	—	(1,534)	—
Unrealized loss (gain) on foreign currency transactions	(658)	452	(97)
Deferred income taxes	8,216	10,908	(21,108)
Loss on disposal of property and equipment	—	6	128
Amortization of operating lease right-of-use asset	3,848	—	—
Other	(389)	—	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(18,288)	(7,985)	267
Inventories	23,880	(8,272)	(1,081)
Prepaid expenses	680	(824)	847
Other current assets	(5,022)	(2,155)	3,094
Accounts payable	(8,736)	4,734	(3,603)
Accrued interest	(733)	1,111	21
Accrued expenses and other current liabilities	(5,572)	13,961	1,962
Other	(3,156)	74	(12)
Net cash provided by operating activities	58,921	73,042	61,038
Investing activities
Purchases of property and equipment	(1,736)	(1,037)	(1,770)
Proceeds from sale of property and equipment	—	—	14
Issuance of note receivable	(500)	(750)	—
Proceeds from note receivable	1,250	—	—
Acquisition of business, net of cash acquired	(982,075)	—	(1,757)
Investments in intangible assets and other assets	(933)	—	—
Net cash used in investing activities	(983,994)	(1,787)	(3,513)
Financing activities
Proceeds from option exercises	4,206	706	120
Cash received from warrant exercises	—	113,464	232
Tax payments related to issuance of restricted stock units	(191)	(181)	(120)
Proceeds from issuance of common stock	352,542	—	—
Equity issuance costs	(3,323)	—	—
Repurchase of common stock	—	(2,145)	—
Payments on finance lease obligations	(374)	—	—
Principal payments of long-term debt	(50,000)	(2,000)	(1,500)
Repayments of Revolving Credit Facility	(25,000)	—	—
Proceeds from issuance of long term debt	460,000	—	—
Proceeds from Revolving Credit Facility	25,000	—	—
Deferred financing costs	(8,208)	—	(319)
Settlement of TRA liability	—	(26,468)	—
Net cash provided by (used in) financing activities	754,652	83,376	(1,587)

Cash and cash equivalents
Net (decrease) increase in cash	(170,421)	154,631	55,938
Effect of exchange rate on cash	(73)	(261)	(468)
Cash at beginning of period	266,341	111,971	56,501
Cash and cash equivalents at end of period	$95,847	$266,341	$111,971

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
	August 29, 2020	August 31, 2019	August 25, 2018
Supplemental disclosures of cash flow information
Cash paid for interest	$30,038	$11,164	$11,218
Cash paid for taxes	$4,530	$7,451	$4,577
Non-cash investing and financing transactions
Operating lease right-of-use assets recognized at ASU No 2016-02 transition	$5,102	$—	$—
Finance lease right-of-use assets recognized at ASU No 2016-02 transition	$1,185	$—	$—
Operating lease right-of-use assets recognized after ASU No 2016-02 transition	$3,554	$—	$—

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, August 26, 2017	70,562,477	$706	—	—	$610,138	$(12,161)	$19	$598,702
Net income	—	—	—	—	—	70,455	—	70,455
Stock-based compensation	—	—	—	—	4,029	—	—	4,029
Foreign currency translation adjustments	—	—	—	—	—	—	(817)	(817)
Shares issued upon vesting of restricted stock units	12,986	—	—	—	(120)	—	—	(120)
Exercise of options to purchase common stock	10,000	—	—	—	120	—	—	120
Warrant conversion	20,212	—	—	—	232	—	—	232
Balance, August 25, 2018	70,605,675	$706	—	—	$614,399	$58,294	$(798)	$672,601
Net income	—	—	—	—	—	47,536	—	47,536
Stock-based compensation	—	—	—	—	5,501	—	—	5,501
Foreign currency translation adjustments	—	—	—	—	—	—	(38)	(38)
Repurchase of common stock	—	—	98,234	(2,145)	—	—	—	(2,145)
Shares issued upon vesting of Restricted Stock Units	80,293	1	—	—	(182)	—	—	(181)
Exercise of options to purchase common stock	87,017	1	—	—	705	—	—	706
Warrant conversion	11,200,299	112	—	—	113,352	—	—	113,464
Balance, August 31, 2019	81,973,284	$820	98,234	(2,145)	$733,775	$105,830	$(836)	$837,444
Net income	—	—	—	—	—	34,700	—	34,700
Stock-based compensation	—	—	—	—	7,636	—	—	7,636
Foreign currency translation adjustments	—	—	—	—	—	—	(43)	(43)
Public equity offering	13,379,205	134	—	—	349,085	—	—	349,219
Shares issued upon vesting of restricted stock units	58,974	1	—	—	(192)	—	—	(191)
Exercise of options to purchase common stock	340,382	3	—	—	4,203	—	—	4,206
Balance, August 29, 2020	95,751,845	$958	98,234	(2,145)	$1,094,507	$140,530	$(879)	$1,232,971

Notes to Consolidated Financial Statements
(In thousands, except for share and per share data)

1. Nature of Operations and Principles of Consolidation

Description of Business

The Simply Good Foods Company (“Simply Good Foods” or the "Company") was formed by Conyers Park Acquisition Corp. (“Conyers Park”) on March 30, 2017. On April 10, 2017, Conyers Park and NCP-ATK Holdings, Inc., among others, entered into a definitive merger agreement (the “Merger Agreement”), pursuant to which on July 7, 2017, Conyers Park merged into Simply Good Foods and as a result acquired the companies which conducted the Atkins® brand business (the “Acquisition of Atkins”). The common stock of Simply Good Foods is listed on the Nasdaq Capital Market under the symbol “SMPL."

On August 21, 2019, the Company's wholly-owned subsidiary Simply Good Foods USA, Inc., formerly known as Atkins Nutritionals, Inc. (“Simply Good USA”) entered into a Stock and Unit Purchase Agreement (the "Purchase Agreement") to acquire Quest Nutrition, LLC ("Quest"), a healthy lifestyle food company (the "Acquisition of Quest"). On November 7, 2019, pursuant to the Purchase Agreement, Simply Good USA completed the Acquisition of Quest, via Simply Good USA’s direct or indirect acquisition of 100% of the equity interests of Voyage Holdings, LLC (“Voyage Holdings”), and VMG Quest Blocker, Inc. (“Voyage Blocker” and, together with Voyage Holdings, the “Target Companies”) for a cash purchase price of approximately $1.0 billion (subject to customary adjustments for the Target Companies’ levels of cash, indebtedness, net working capital and transaction expenses as of the closing date).

The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. The Company’s nutritious snacking platform consists of the following core brands that specialize in providing products for consumers that follow certain nutritional philosophies, dietary approaches and/or health-and-wellness trends: Atkins® for those following a low-carb lifestyle; and Quest® for consumers seeking to partner with a brand that makes the foods they crave work for them, not against them, through a variety of protein-rich foods and beverages that also limit sugars and simple carbs. The Company distributes its products in major retail channels, primarily in North America, including grocery, club and mass merchandise, as well as through e-commerce, convenience, specialty and other channels. The Company's portfolio of nutritious snacking brands gives it a strong platform with which to introduce new products, expand distribution, and attract new consumers to its products. The Company's platform also positions it to continue to selectively pursue acquisition opportunities of brands in the nutritious snacking category.

Based on the duration and severity of economic effects from the novel coronavirus ("COVID-19") pandemic, including but not limited to stock market volatility, the potential for (i) continued increased rates of reported cases of COVID-19 (which has been referred to as a second wave), (ii) unexpected supply chain disruptions, (iii) changes to customer operations, (iv) continued or additional changes in consumer purchasing and consumption behavior beyond those evidenced to date, and (v) the closure of customer establishments, the Company remains uncertain of the ultimate effect COVID-19 could have on its business.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The Company maintains its accounting records on a 52/53-week fiscal year, ending on the last Saturday in August.

The financial information presented within the Company's consolidated financial statements has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial statements include Consolidated Balance Sheets for the periods ended August 29, 2020 and August 31, 2019. The remaining financial statements include the fifty-two week period ended August 29, 2020, the fifty-three week period ended August 31, 2019, and the fifty-two week period ended August 25, 2018.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to Simply Good Foods and its subsidiaries on a consolidated basis.

Reclassification of Prior Year Amounts

Certain prior year amounts have been reclassified to conform to the current year presentation including (i) Selling expenses and Marketing expenses, which have been combined as Selling and marketing expenses on the Consolidated Statements of Operations and Comprehensive Income and (ii) Other operating expense, which has been combined with General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.

2. Change in Accounting Principle

During the fourth quarter ended August 31, 2019, the Company changed its accounting principle related to the presentation of third-party delivery costs associated with shipping and handling activities previously included as operating expenses in Distribution in the Consolidated Statements of Operations and Comprehensive Income. The Company now presents these expenses within Cost of goods sold in the Consolidated Statements of Operations and Comprehensive Income. In connection with the change in accounting principle, the Company also changed its definition of shipping and handling costs to include costs paid to third-party warehouse operators associated with delivering product to a customer, previously included in General and administrative, and Depreciation and amortization of the assets at the third-party warehouse, previously included in Depreciation and amortization. Under the previous definition of shipping and handling costs, the Company only included delivery costs in Distribution. The accounting policy change was applied retrospectively to all periods presented and the Consolidated Statements of Operations and Comprehensive Income reflect the effect of this accounting principle change for all periods presented. The effect of the adjustment is as follows in thousands:

Fifty-Two Weeks Ended August 25, 2018	As Reported	Change in Accounting Principle and Presentation	Other Operating Expense (1)	As Adjusted
Cost of goods sold	$223,873	$27,190	$—	$251,063
Distribution	19,685	(19,685)	—	—
General and administrative	56,333	(7,331)	633	49,635
Depreciation and amortization	$7,672	$(174)	$—	$7,498

(1)	Other operating expenses have been combined with General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income.

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

Business Combination

On November 7, 2019, pursuant to the Purchase Agreement, the Company completed the Acquisition of Quest for a cash purchase price of approximately $1.0 billion, subject to customary post-closing adjustments. The Acquisition of Quest was accounted for using the acquisition method of accounting prescribed by Accounting Standard Codification ("ASC") Topic 805, Business Combinations (“ASC 805”), whereby the results of operations, including the revenues and earnings of Quest, are included in the financial statements from the date of acquisition. Additionally, assets acquired and liabilities assumed were recognized at their fair values based on widely accepted valuation techniques in accordance with ASC Topic 820, Fair Value Measurements, as of the closing date. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of acquisition date. The Company expects to complete the final fair value determination of the assets acquired and liabilities assumed as soon as practicable within the measurement period, but not to exceed one year from the acquisition date.

Fair Value Measurements

Fair value represents the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Assets and liabilities are valued based upon observable and non-observable inputs. Valuations using Level 1 inputs are based on unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date. Level 2 inputs utilize significant other observable inputs available at the measurement date, other than quoted prices included in Level 1. Valuations using Level 3 inputs are based on significant unobservable inputs that cannot be corroborated by observable market data and require significant judgment. There were no significant transfers between levels during any period presented.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, deposits available on demand and other short-term, highly liquid investments with original maturities of three months or less. Cash equivalents are carried at cost, which approximates fair value.

Accounts Receivable, Net

Accounts receivable, net consists primarily of trade receivables, net of allowances for doubtful accounts, returns and trade promotions. The Company sells its products for cash or on credit terms, which are established in accordance with local and industry practices and typically require payment within 30 days of delivery and may allow discounts for early payment. The Company estimates an allowance for doubtful accounts based upon a review of outstanding receivables, historical collection information and an analysis of customer data. Accounts receivable are written off when determined to be uncollectible. At August 29, 2020 and August 31, 2019, the allowance for doubtful accounts was $0.5 million and $0.6 million, respectively.

Inventories

Inventories are valued at the lower of cost or net realizable value on a first-in, first-out basis, adjusted for the value of inventory that is determined to be excess, obsolete, expired or unsaleable. Obsolete inventory is reserved at 50% for inventory four to six months from expiration, and 100% for items within three months of expiration. Reserves are also taken for certain products or packaging materials when it is determined their cost may not be recoverable. At August 29, 2020 and August 31, 2019, the provision for obsolete inventory was $0.5 million and $0.4 million, respectively.

Property and Equipment, Net

Property and equipment, net is stated at the allocated fair value for acquired assets. Additions to property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. The general ranges of estimated useful lives are:

Furniture and fixtures	7 years
Computer equipment, software and website development costs	3	-	5 years
Machinery and equipment	7 years
Office equipment	3	-	5 years

Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful life of the improvement utilizing the straight-line method.

The Company performs impairment tests for Property and equipment, net when circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment in the fifty-two week period ended August 29, 2020, the fifty-three week period ended August 31, 2019, or the fifty-two week period ended August 25, 2018.

Goodwill and Intangible Assets, Net

Goodwill and Intangible assets, net result primarily from the Business Combination and acquisitions. Intangible assets primarily include brands and trademarks with indefinite lives and customer-related relationships with finite lives. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including customer-related intangible assets and trademarks, with any remaining purchase price recorded as Goodwill.

Goodwill and indefinite-lived intangible assets are not amortized but instead are tested for impairment at least annually, or more frequently if indicators of impairment exist. The Company conducts its annual impairment tests at the beginning of the fourth fiscal quarter. Goodwill and indefinite-lived intangible assets are assessed using either a qualitative or quantitative approach to determine whether it is more likely than not that the fair values of the reporting units are less than their carrying amounts. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. Otherwise, no further assessment is required. The quantitative approach compares the estimated fair value of the reporting unit to its carrying amount, including goodwill. Impairment is indicated if the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, and an impairment charge is recognized for the differential.

For fiscal year 2020, the Company elected to perform both qualitative and quantitative assessments of its goodwill and indefinite-lived intangible assets. During the fourth quarter of fiscal 2020, the Company determined there were indicators of impairment related to the SimplyProtein brand intangible asset. Therefore, the Company performed a quantitative assessment of its brand intangible asset, which indicated the fair value exceeded the carrying value, resulting in a loss on impairment of $3.0 million in the fifty-two week period ended August 29, 2020. There were no impairment charges related to goodwill in the fifty-two week period ended August 29, 2020. Additionally, for fiscal year 2019, we elected to perform quantitative assessments of goodwill and indefinite-lived intangible assets. No impairment charges related to goodwill or indefinite-lived intangibles were recognized in the fifty-three week period ended August 31, 2019.

The Company performed qualitative assessments of goodwill and indefinite-lived intangible assets for fiscal year 2018. The qualitative assessments determined that it was more likely than not the reporting unit, brands and trademarks had a fair value in excess of their carrying value. Accordingly, no further impairment assessment was necessary, and no impairment charges related to goodwill or indefinite-lived intangibles were recognized in the fifty-two week period ended August 25, 2018.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described in the “Property and Equipment, Net” significant accounting policy.

Deferred Financing Costs and Debt Discounts

Costs incurred in obtaining long-term financing paid to parties other than creditors are considered a deferred financing cost and are amortized over the terms of the long-term financing agreements using the effective-interest method. Amounts paid to creditors are recorded as a reduction in the proceeds received by the creditor and are considered a discount on the issuance of debt.

Income Taxes

Income taxes include federal, state and foreign taxes currently payable and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the differences between the financial statement balances and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the fiscal year that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

Leases

Contracts are evaluated to determine whether they contain a lease at inception. Leases are classified as either finance leases or operating leases based on criteria in ASC Topic 842, Leases. The Company’s operating leases are generally comprised of real estate and certain equipment used in warehousing products. The Company’s finance leases are generally comprised of warehouse equipment.

Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The majority of the Company's leases do not provide an implicit rate; therefore, the Company uses its secured incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments for those leases. The Company's incremental borrowing rate for a lease is the rate of interest it would pay to borrow on a collateralized basis over a similar term to the lease in a similar economic environment. The Company applied incremental borrowing rates using a portfolio approach. Right-of-use assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term operating leases that have a term of one year or less.

The Company monitors for triggering events or conditions that require a reassessment of its leases. When the reassessment requires a re-measurement of the lease liability, a corresponding adjustment is made to the carrying amount of the right-of-use asset. Additionally, the Company reviewed for impairment indicators of its right-of-use assets and other long-lived assets as described in the “Property and Equipment, Net” significant accounting policy.

Revenue Recognition

The Company recognizes revenue when performance obligations under the terms of a contract with its customer are satisfied. The Company has determined that fulfilling and delivering products is a single performance obligation. Revenue is recognized at the point in time when the Company has satisfied its performance obligation and the customer has obtained control of the products. This generally occurs when the product is delivered to or picked up by the customer based on applicable shipping terms, which is typically within 30 days.

Revenue is measured as the amount of consideration expected to be received in exchange for fulfilled product orders, including estimates of variable consideration. The most common forms of variable consideration include trade promotions, such as consumer incentives, coupon redemptions and other marketing activities, allowances for unsaleable product, and any additional amounts where a distinct good or service cannot be identified or the value cannot be reasonably estimated. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires management to make estimates regarding the volume of incentive that will be redeemed and their total cost. At August 29, 2020 and August 31, 2019, the allowance for trade promotions was $25.2 million and $10.3 million, respectively.

Estimates of variable consideration are made using various information including historical data on performance of similar trade promotional activities, market data from IRI, and the Company’s best estimate of current activity. The Company reviews these estimates regularly and makes revisions as necessary. Revisions can include changes for consideration paid to customers that lack sufficient evidence to support a distinct good or service assertion, or for which a reasonably estimable fair value cannot be determined, primarily related to the Company's assessments of cooperative advertising programs. Uncertainties related to the estimate of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. Adjustments to variable consideration are recognized in the period the adjustments are identified and have historically been insignificant. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

The Company provides standard assurance type warranties that its products will comply with all agreed-upon specifications. No services beyond an assurance type warranty are provided to customers. While customers generally have a right to return defective or non-conforming products, past experience has demonstrated that product returns have been immaterial. Customer remedies for defective or non-conforming products may include a refund or exchange. As a result, the right of return is estimated and recorded as a reduction in revenue at the time of sale, if necessary.

The Company's customer contracts identify product quantity, price and payment terms. Payment terms are granted consistent with industry standards. Although some payment terms may be more extended, the majority of the Company's payment terms are less than 60 days. As a result, revenue is not adjusted for the effects of a significant financing component. Amounts billed and due from customers are classified as Accounts receivable, net on the Consolidated Balance Sheets.

The Company utilizes third-party contract manufacturers for the manufacture of its products. The Company has evaluated whether the it is the principal or agent in these relationships. The Company has determined that it is the principal in all cases, as it maintains the responsibility for fulfillment, risk of loss and establishes the price.

In accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company has elected the practical expedient to expense the incremental costs to obtain a contract, because the amortization period would be less than one year, and the practical expedient for shipping and handling costs. Shipping and handling costs incurred to deliver products to customers are accounted for as fulfillment activities, rather than a promised service, and as such are included in Cost of goods sold in the Consolidated Statements of Operations and Comprehensive Income.

Revenues from transactions with external customers for each of the Company's products would be impracticable to disclose and management does not view its business by product line. For revenue disaggregated by geographic area and brand refer to Note 17, Segment and Customer Information.

Cost of Goods Sold

Costs of goods sold represent costs directly related to the manufacture and distribution of the Company's products. Such costs include raw materials, co-manufacturing costs, packaging, shipping and handling, third-party distribution and depreciation of distribution center equipment and leasehold improvements.

Shipping and Handling Costs

Shipping and handling costs include costs paid to third-party warehouse operators associated with delivering product to customers and depreciation and amortization of assets at the third-party warehouse. Shipping and handling costs are recognized in Cost of goods sold. Costs of $49.8 million for the fifty-two week period ended August 29, 2020, $32.3 million for the fifty-three week period ended August 31, 2019, and $27.2 million for the fifty-two week period ended August 25, 2018 were recorded relating to products shipped to customers.

Advertising Costs

Production costs related to television commercials are expensed when first aired. All other advertising costs are expensed when incurred through Selling and marketing. Total advertising costs were $55.3 million for the fifty-two week period ended August 29, 2020, $35.4 million for the fifty-three week period ended August 31, 2019, and $34.0 million for the fifty-two week period ended August 25, 2018.

Production costs related to television commercials not yet aired are included in Prepaid expenses in the accompanying Consolidated Balance Sheets. There were no productions costs related to television commercials not yet aired at August 29, 2020 or August 31, 2019.

Research and Development Activities

The Company’s research and development activities primarily consist of generating and testing new product concepts, new flavors and packaging. The Company expenses research and development costs as incurred related to compensation, facility costs, consulting and supplies. Research and development activities are primarily internal and associated costs are included in General and administrative. The Company’s total research and development expenses were $4.0 million for the fifty-two week period ended August 29, 2020, $2.2 million for the fifty-three week period ended August 31, 2019, and $2.5 million for the fifty-two week period ended August 25, 2018.

Share-Based Compensation

The Company uses share-based compensation, including stock options, restricted stock units and performance stock units, to provide long-term performance incentives for its employees and directors. Share-based compensation is recognized on a straight-line basis over the requisite service period of the award based on their grant-date fair value. Forfeitures are recognized as they occur. Share-based compensation expense is included in General and administrative.

Defined Contribution Plan

The Company sponsors defined contribution plans to provide retirement benefits to its employees. The Company's 401(k) plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions are made in cash. Expense associated with defined contribution plans was $1.3 million for the fifty-two week period ended August 29, 2020, $0.6 million for the fifty-three week period ended August 31, 2019, and $0.4 million for the fifty-two week period ended August 25, 2018.

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

Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which modifies disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments of this ASU should be applied on a retrospective basis to all periods presented. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of U.S. GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted.. The Company does not expect that the adoption of this new guidance will have a material effect on its consolidated financial statements.

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

The guidance provided a number of optional practical expedients in adoption. The Company elected to adopt the package of practical expedients permitted under the transition guidance within the standard, which among other things, permits it to not reassess prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company did not elect the use-of-hindsight practical expedient or the practical expedient pertaining to land easements, the latter not being applicable. Additionally, the Company elected to include both lease and non-lease components as a single component for all asset classes in which the Company is the lessee. For additional information regarding leases, refer to Note 11.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies aspects of share-based compensation issued to non-employees by aligning the guidance with accounting for employee share-based compensation. The Company adopted this ASU as of the first day of fiscal 2020. The adoption of this ASU did not have a material effect on the consolidated financial statements.

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

4. Business Combination

On August 21, 2019, Simply Good USA entered into the Purchase Agreement with VMG Voyage Holdings, LLC, VMG Tax-Exempt II, L.P., Voyage Employee Holdings, LLC, and other sellers defined in the Purchase Agreement. On November 7, 2019, pursuant to the Purchase Agreement, Simply Good USA completed the Acquisition of Quest for a cash purchase price at closing of $988.9 million subject to customary post-closing adjustments.

Simply Good USA acquired Quest as a part of the Company's vision to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. Quest is a healthy lifestyle food company offering a variety of bars, cookies, chips, ready-to-drink shakes and pizzas that compete in many of the attractive, fast growing sub-segments within the nutritional snacking category.

The Acquisition of Quest was funded by the Company through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from an underwritten public offering of common stock, and $443.6 million in new term loan debt. In the third fiscal quarter of 2020, the Company received a post-closing release from escrow of approximately $2.1 million related to net working capital adjustments, resulting in a total net consideration paid of $986.8 million as of August 29, 2020. Business transaction costs within the Consolidated Statements of Operations and Comprehensive Income for fifty-two week period ended August 29, 2020 was $27.1 million, which included $14.5 million of transaction advisory fees related to the Acquisition of Quest, $3.2 million of banker commitment fees, $6.1 million of non-deferrable debt issuance costs related to the incremental term loan, and $3.3 million of other costs, including legal, due diligence, and accounting fees.

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

The following table sets forth the preliminary purchase price allocation of the Acquisition of Quest to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of our purchase price allocation procedures related to the assets acquired and liabilities assumed.

The preliminary November 7, 2019 fair value is as follows in thousands:

Assets acquired:
Cash and cash equivalents	$4,745
Accounts receivable, net	26,537
Inventories	44,032
Prepaid assets	1,214
Other current assets	3,812
Property and equipment, net(1)	9,843
Intangible assets, net(2)	868,375
Other long-term assets	20,997
Liabilities assumed:
Accounts payable	25,200
Other current liabilities	11,237
Deferred income taxes(3)	10,754
Other long-term liabilities	18,891
Total identifiable net assets	913,473
Goodwill(4)	73,347
Total assets acquired and liabilities assumed	$986,820

(1) Property and equipment, net primarily consists of leasehold improvements for the Quest headquarters of $6.9 million, furniture and fixtures of $2.2 million, and equipment of $0.7 million. The Quest headquarters lease ends in April 2029. The useful lives of the leasehold improvements, furniture and fixtures, and equipment is consistent with the Company's accounting policies.
(2) Intangible assets were recorded at fair value consistent with ASC 820 as a result of the Acquisition of Quest. Intangible assets consist of $750.0 million of indefinite brand and trademark, $115.0 million of amortizable customer relationships, and $3.4 million of internally developed software. The useful lives of the intangible assets are disclosed in Note 6 of the consolidated financial statements. The fair value measurement of the assets and liabilities was based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows and market comparable data and companies. The fair values of the intangible assets were estimated using inputs primarily from the income approach and the with/without method, which estimates the value using the cash flow impact in a hypothetical scenario where the customer relationships are not in place. The significant assumptions used in estimating the fair value of the intangible assets include the estimated life the asset will contribute to cash flows, profitability, and the estimated discount rate.
(3) Primarily as a result of the fair value attributable to the identifiable intangible assets, the deferred income tax liability was $10.8 million.
(4) Goodwill was recorded at fair value consistent with ASC 820 as a result of the Acquisition of Quest. Amounts recorded for goodwill created in an acquisition structured as a stock purchase for tax are generally not expected to be deductible for tax purposes. Amounts recorded for goodwill resulting in a tax basis step-up are generally expected to be deductible for tax purposes. Tax deductible Goodwill is estimated to be $67.7 million. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

The final determination of the fair value of the assets acquired and liabilities assumed is expected to be completed in the first fiscal quarter of 2021. Since the initial preliminary estimates reported in the first fiscal quarter of 2020, the Company has updated certain amounts reflected in the preliminary purchase price allocation, as summarized in the fair values of assets acquired and liabilities assumed as set forth above. Specifically, the carrying amount of the intangible assets, net were increased by $20.0 million as a result of valuation adjustments related to the Company's finalization of tax attributes, which also resulted in a decrease to deferred income taxes of $3.2 million. Additionally, accounts receivable, net decreased $3.1 million and inventories increased $0.9 million due to fair value measurement period adjustments, and the carrying amount of property and equipment, net decreased by $0.5 million to reflect its estimated fair value. As a result of these adjustments and the change in total net consideration paid of approximately $2.1 million related to net working capital adjustments discussed above, goodwill has decreased $22.7 million.

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

52-Weeks Ended
(In thousands)	August 29, 2020
Net sales	$286,803

Unaudited Pro Forma Financial Information

Pro forma financial information is not intended to represent or be indicative of the actual results of operations of the combined business that would have been reported had the Acquisition of Quest been completed at the beginning of the fiscal year 2019, nor is it representative of future operating results of the Company.

This unaudited pro forma combined financial information is prepared based on Article 11 of Regulation S-X period end guidance. The Company and the legacy Quest entity have different fiscal year ends, with Simply Good Foods’ fiscal year being the last Saturday of August while the legacy Quest business fiscal year end was December 31. Because the year ends differ by more than 93 days, Quest's financial information is required to be adjusted to a period within 93 days of Simply Good Foods’ fiscal period end. For the purposes of preparing the unaudited pro forma combined financial information for the fifty-three week period ended August 31, 2019, the Company added Quest’s unaudited consolidated statement of operations for the six months ended June 30, 2019 to Quest's unaudited consolidated statement of operations for the six months ended December 31, 2018, which was derived by deducting the historical unaudited consolidated statement of operations for the six months ended June 30, 2018, from the unaudited consolidated statement of operations for the fiscal year ended December 31, 2018.

In addition to the above period end adjustments, the pro forma results include certain adjustments, as required under ASC 805, which are different than Article 11 pro forma requirements. ASC 805 requires pro forma adjustments to reflect the effects of fair value adjustments, transaction costs, capital structure changes, the tax effects of such adjustments, and also requires nonrecurring adjustments be prepared as though the Acquisition of Quest had occurred as of the beginning of the earliest period presented. The adjustments to the historical Quest financial results include the exclusion of legacy derivatives and interest expense that were settled in the execution of the Acquisition of Quest. Additional adjustments include non-recurring transaction costs and the portion of the inventory fair value adjustment recorded by the Company during the fifty-two week period ended August 29, 2020. Both periods were further adjusted to reflect a full period of (a) fair value adjustments related to inventory and incremental customer relationship amortization, (b) interest expense with the higher principal and interest rates associated with the Company's new term loan debt incurred to finance, in part, the Acquisition of Quest, and (c) the effects of the adjustments on income taxes and net income.

The following unaudited pro forma combined financial information presents combined results of the Company and Quest as if the Acquisition of Quest has occurred at the beginning of fiscal 2019:

	52-Weeks Ended	53-Weeks Ended
(In thousands)	August 29, 2020	August 31, 2019
Net sales	$885,044	$832,254
Gross profit	355,395	317,480
Net income	$59,090	$30,143

5. Property and Equipment, Net

Property and equipment, net, as presented with the Consolidated Balance Sheets, are summarized as follows:

(In thousands)	August 29, 2020	August 31, 2019
Furniture and fixtures	$3,197	$715
Computer equipment and software	1,062	956
Machinery and equipment	1,135	385
Website development costs	—	2,237
Leasehold improvements	8,137	361
Finance lease right-of-use-assets	1,185	—
Construction in progress	—	139
Property and equipment, gross	14,716	4,793
Less: accumulated depreciation	(2,866)	(2,337)
Property and equipment, net	$11,850	$2,456

The increase in Property and equipment, net as of August 29, 2020 as compared to August 31, 2019 was primarily a result of the Acquisition of Quest. Total depreciation expense was $1.8 million for the fifty-two week period ended August 29, 2020, $1.1 million for the fifty-three week period ended August 31, 2019, and $1.2 million for the fifty-two week period ended August 25, 2018. General and administrative includes a $0.1 million loss on disposal of property and equipment in the fifty-two week period ended August 25, 2018.

6. Goodwill and Intangibles

Changes to Goodwill during the fifty-two week period ended August 29, 2020 were as follows:

(In thousands)	Goodwill
Balance as of August 31, 2019	$471,427
Acquisition of business	73,347
Balance as of August 29, 2020	$544,774

The change in Goodwill during the fifty-two week period ended August 29, 2020 was the result of the acquisition method of accounting related to the Acquisition of Quest as described in Note 4. There were no changes in the Company's goodwill in the fifty-three week period ended August 31, 2019. There were no impairment charges related to goodwill in the fifty-two week period ended August 29, 2020 or since the inception of the Company.

Intangible assets, net in the Consolidated Balance Sheets consist of the following:

				August 29, 2020
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$979,000	$—	$979,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	18,503	155,497
Proprietary recipes and formulas	7 years			7,000	3,131	3,869
Licensing agreements	14 years			22,000	4,920	17,080
Software and website development costs	3	-	5 years	5,967	2,645	3,322
				$1,187,967	$29,199	$1,158,768

		August 31, 2019
(In thousands)	Useful life	Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life	$232,000	$—	$232,000
Intangible assets with finite lives:
Customer relationships	15 years	59,000	8,382	50,618
Proprietary recipes and formulas	7 years	7,000	2,131	4,869
Licensing agreements	14 years	22,000	3,348	18,652
		$320,000	$13,861	$306,139

Intangible assets, net changed due to the Acquisition of Quest, amortization expense, and an impairment loss related to brand and trademark intangible assets. During the fourth quarter of fiscal 2020, the Company determined there were indicators of impairment related to the SimplyProtein brand intangible asset. Therefore, the Company performed a quantitative assessment of its brand intangible asset, which indicated its fair value exceeded its carrying value, resulting in a loss on impairment of $3.0 million.

Amortization expense related to intangible assets was $14.0 million for the fifty-two week period ended August 29, 2020, $6.5 million for the fifty-three week period ended August 31, 2019, and $6.5 million for the fifty-two week period ended August 25, 2018. Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
2021	$15,446
2022	15,212
2023	14,938
2024	14,281
2025	13,171
Thereafter	106,720
Total	$179,768

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities in the Consolidated Balance Sheets were comprised of the following:

(In thousands)	August 29, 2020	August 31, 2019
Accrued professional fees	$3,125	$8,903
Accrued advertising allowances and claims	2,625	2,095
Accrued bonus expenses	12,261	10,908
Accrued freight expenses	1,795	1,791
Accrued payroll-related expenses	2,179	841
Accrued commissions	1,789	932
Income taxes payable	839	382
VAT payable	2,367	1,787
Accrued restructuring	4,139	—
Other accrued expenses	2,559	2,294
Current operating lease liabilities	4,329	—
Accrued expenses and other current liabilities	$38,007	$29,933

The increase in Accrued expenses and other current liabilities as of August 29, 2020 as compared to August 31, 2019 was primarily a result of the Acquisition of Quest.

8. Long-Term Debt and Line of Credit

On July 7, 2017, the Company entered into a credit agreement with Barclays Bank PLC and other parties (as amended to date, the "Credit Agreement"). The Credit Agreement provides for (i) a term facility of $200.0 million (“Term Facility”) with a seven-year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five-year maturity. Substantially concurrent with the consummation of the Acquisition of Atkins, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% and (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for Term Loan or (y) 2.00% margin for Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for the Term Loan subject to a floor of 1.00% or (y) 3.00% margin for the Revolving Credit Facility. As security for the payment or performance of its debt, the Company has pledged certain equity interests in its subsidiaries.

On March 16, 2018 (the “Amendment Date”), the Company entered into an amendment (the “Repricing Amendment”) to the Credit Agreement. As a result of the Repricing Amendment, the interest rate on the Term Loan was reduced and, as of the Amendment Date, such loans had an interest rate equal to, at the Company's option, either LIBOR plus an applicable margin of 3.50% or a base rate plus an applicable margin of 2.50%. The Repricing Amendment did not change the interest rate on the Revolving Credit Facility. The Revolving Credit Facility continued to bear interest based upon the Company's consolidated net leverage ratio as of the last financial statements delivered to the administrative agent. No additional debt was incurred, or any proceeds received, by the Company in connection with the Repricing Amendment. The incremental fees paid to the administrative agent are reflected as additional debt discount and are amortized over the terms of the long-term financing agreements using the effective-interest method.

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

During the third fiscal quarter of 2020, the Company borrowed $25.0 million under the Revolving Credit Facility. This was a precautionary measure to preserve financial flexibility and to maintain liquidity in response to the spread of COVID-19 and uncertainty around consumer behavior. The Company used the proceeds of the Revolving Credit Facility to meet initial elevated customer orders in response to COVID-19, build finished goods inventory of some of its high velocity items, support working capital and support general corporate purposes. In the fourth fiscal quarter of 2020, the Company repaid the $25.0 million borrowing under the Revolving Credit Facility. The Company may repay borrowings under the Revolving Credit Facility at any time without penalty. As of August 29, 2020 and August 31, 2019, there were no amounts drawn against the Revolving Credit Facility.

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on the third anniversary of the closing date of the credit facilities) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all financial covenants as of August 29, 2020 and August 31, 2019, respectively.

Long-term debt consists of the following:

(In thousands)	August 29, 2020	August 31, 2019
Term Facility (effective rate of 4.8% at August 29, 2020)	$606,500	$196,500
Finance lease liabilities (effective rate of 5.6% at August 29, 2020)	922	—
Less: Deferred financing fees	10,272	5,565
Total debt	597,150	190,935
Less: Current maturities, net of deferred financing fees of $0.0 million at August 29, 2020 and $1.3 million at August 31, 2019, respectively	—	676
Less: Current finance lease liabilities	271	—
Long-term debt, net of deferred financing fees	$596,879	$190,259

As of August 29, 2020, aggregate principal maturities of debt for each of the next five fiscal years and thereafter are as follows:

(In thousands)	Principal Maturities
2021	$236
2022	282
2023	262
2024	606,642
2025	—
Total debt	$607,422

The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended August 29, 2020.

As of August 29, 2020, the Company had letters of credit in the amount of $5.9 million outstanding. Our letters of credit offset against the availability of the Revolving Credit Facility. These letters of credit exist to support three of the Company's leased buildings and insurance programs relating to workers' compensation. No amounts were drawn against these letters of credit at August 29, 2020.

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of August 29, 2020 and August 31, 2019, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

A loss of $0.5 million and a benefit of $2.8 million was charged to the Loss (gain) in fair value change of contingent consideration - TRA liability for the fifty-three week period ended August 31, 2019 and fifty-two week period ended August 25, 2018, respectively. The Company settled the Income Tax Receivable Agreement (the “TRA”) during the fifty-three week period ended August 31, 2019, which resulted in a $1.5 million gain. Following the settlement of the TRA liability, the Company did not have any Level 3 financial assets or liabilities as of August 29, 2020 or August 31, 2019. Refer to Note 10, Income Taxes, for additional details regarding the TRA liability settlement.

10. Income Taxes

The sources of income before income taxes are as follows:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 29, 2020	August 31, 2019	August 25, 2018
Domestic	$47,480	$64,244	$49,748
Foreign	546	42	3,343
Total income before income taxes	$48,026	$64,286	$53,091

Income tax expense (benefit) was comprised of the following:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 29, 2020	August 31, 2019	August 25, 2018
Current:
Federal	$3,056	$2,784	$2,584
State and local	1,835	2,684	159
Foreign	219	374	1,001
Total current expense	$5,110	$5,842	$3,744

Deferred:
Federal	$6,747	$9,976	$(21,223)
State and local	1,637	1,086	(26)
Foreign	(168)	(154)	141
Total deferred income tax expense (benefit)	8,216	10,908	(21,108)
Total tax expense (benefit)	$13,326	$16,750	$(17,364)

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 29, 2020	August 31, 2019	August 25, 2018
Statutory income tax expense:	21.0%	21.0%	25.5%
State income tax expense, net of federal	5.0	3.9	3.1
Valuation allowance	(1.2)	(0.6)	0.6
Taxes on foreign income above the U.S. tax	0.1	0.2	0.4
Tax Cuts and Jobs Act	—	—	(58.4)
Change in tax rate	1.5	1.5	(4.0)
Non-deductible transaction costs	0.1	—	—
TRA contingent consideration	—	(0.4)	(1.5)
Other permanent items	1.2	0.5	1.6
Income tax expense (benefit)	27.7%	26.1%	(32.7)%

The comparability of the Company's operating results of fiscal 2018 as compared to subsequent fiscal years 2019 and 2020 was effected by the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was enacted on December 22, 2017. The Tax Act introduced significant changes to U.S. income tax law including reducing the U.S. federal statutory tax rate from 35% to 21% and imposing new taxes on certain foreign-sourced earnings and certain intercompany payments. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company made reasonable estimates of the effects and recorded provisional amounts in its financial statements as of fiscal 2018 in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”). During the period ended February 23, 2019, the Company completed its accounting for the Tax Act with no material adjustment to the provisional estimates recorded.

For the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act, the Company completed its assessment during the second quarter of 2019 and, effective August 26, 2018, elected an accounting policy to record GILTI as period costs if and when incurred. Additionally, the Company concluded that it had not met the threshold requirements of the base erosion and anti-abuse tax. Although the measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of topics, is expected to be issued. In accordance with Accounting Standards Codification (ASC) 740, the Company will recognize any effects of the guidance in the period that such guidance is issued.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at August 29, 2020 and August 31, 2019 were as follows:

(In thousands)	August 29, 2020	August 31, 2019
Deferred tax assets
Accounts receivable allowances	$2,427	$2,601
Inventories write-downs	92	67
Accrued expenses	3,968	3,680
Net operating loss carryforwards	3,837	4,179
Share-based compensation	2,770	1,755
Tax credits	256	351
Lease liabilities	6,785	—
Other	3,714	2,247
Deferred tax assets	23,849	14,880
Valuation allowance	(3,190)	(3,786)
Deferred tax asset, net of valuation allowance	$20,659	$11,094

Deferred tax liabilities:
Prepaid expense	$(514)	$(474)
Excess tax over book depreciation	(2,278)	(169)
Website development costs	(816)	(226)
Intangible assets	(94,398)	(74,431)
Lease right-of-use assets	(6,442)	—
Other	(563)	(1,177)
Deferred tax liabilities	(105,011)	(76,477)
Net deferred tax liabilities	$(84,352)	$(65,383)

The Company had state net operating loss carryforwards of $11.9 million and $12.2 million and foreign net operating losses of $12.8 million and $14.2 million at August 29, 2020 and August 31, 2019, respectively. The state net operating loss carryforwards will begin to expire in 2021.

As of August 29, 2020, the Company has recorded total valuation allowances of $3.2 million, of which $2.9 million relates to valuation allowances on deferred tax assets related to foreign net operating loss carryforwards. The majority of this amount represents a full valuation allowance on the deferred tax assets of foreign entities within the United Kingdom, Netherlands, and Spain. Of the valuation allowance on deferred tax assets, $0.3 million relates to state net operating losses.

During the fifty-two week period ended August 29, 2020, there was a $1.4 million decrease to the tax loss carryforwards in foreign jurisdictions. As the carryforwards were generated in jurisdictions where the Company has historically recognized book losses or does not have strong future earnings projections, the Company concluded it is more likely than not that the operating losses would not be realized, and thus maintained a full valuation allowance against the associated deferred tax assets.

During the fifty-two week period ended August 29, 2020, the Company changed its intentions and determined to not indefinitely reinvest its foreign earnings within its subsidiaries in the United Kingdom, Spain, and Canada. The change in assertion did not result in recognition of tax liabilities related to these jurisdictions. It is the Company’s intention to reinvest the earnings of its other non-U.S. subsidiaries in those operations. As of August 29, 2020, the Company has not made a provision for U.S. or additional foreign withholding taxes for any outside basis differences inherent in its investments in foreign subsidiaries that are indefinitely reinvested. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

As of August 29, 2020 and August 31, 2019, the Company has no unrecognized tax benefits.

The Company records interest and penalties associated with unrecognized tax benefits as a component of tax expense. As of August 29, 2020 and August 31, 2019, the Company has not accrued interest or penalties on unrecognized tax benefits, as there is no position recorded as of these fiscal years. No changes to the uncertain tax position balance are anticipated within the next 12 months, and are not expected to materially affect the financial statements.

As of August 29, 2020, tax years 2014 to 2019 remain subject to examination in the United States and the tax years 2014 to 2019 remain subject to examination in other major foreign jurisdictions where the Company conducts business. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return.

Tax Receivable Agreement

Concurrent with the Acquisition of Atkins, the Company entered into the TRA with the historical stockholders of Atkins. The TRA was valued based on the future expected payments under the terms of the agreement. The TRA provides for the payment by Simply Good Foods to the Atkins’ selling equity holders for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Simply Good Foods, Conyers Park, Atkins and Atkins’ eligible subsidiaries from the use of up to $100 million of the following tax attributes: (i) net operating losses available to be carried forward as of the closing of the Business Combination, (ii) certain deductions generated by the consummation of the business transaction and (iii) remaining depreciable tax basis from the 2003 acquisition of Atkins Nutritionals, Inc.

The Company re-measured the TRA in the second fiscal quarter of 2018 due to the Tax Act. The second quarter assessment of these changes resulted in a provisional one-time gain of $4.7 million, recognized in Loss (gain) in fair value change of contingent consideration - TRA liability.

During the first fiscal quarter of 2019, the Company entered into a termination agreement (the “Termination Agreement”) with Atkins Holdings, LLC and Roark Capital Acquisition, LLC. Pursuant to the Termination Agreement, the Company paid $26.5 million to settle the TRA in full. Under the Termination Agreement, each of the parties thereto agreed to terminate the TRA and to release any and all obligations and liabilities of the other parties thereunder effective as of the receipt of the termination payment. The Company recorded a $0.5 million loss on the fair value change in the TRA liability through the settlement on November 14, 2018 and recognized a gain of $1.5 million in connection with the execution of the Termination Agreement and final cash payment.

11. Leases

On September 1, 2019, the Company adopted ASU No. 2016-02, Leases, using the modified retrospective approach under ASU No. 2018-11, which permits application of the new guidance at the beginning of the period of adoption, with comparative periods continuing to be reported under ASC Topic 840, Leases.

The components of lease expense were as follows:

		52-Weeks Ended
(In thousands)	Statement of Operations Caption	August 29, 2020
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$5,242
Variable lease cost (1)	Cost of goods sold and General and administrative	1,648
Operating lease cost		$6,890

Short term lease cost	General and administrative	$30

Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$273
Interest on lease liabilities	Interest expense	60
Total finance lease cost		$333

Total lease cost		$7,253
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

The gross amounts of assets and liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheet Caption	August 29, 2020
Assets
Operating lease right-of-use assets	Other long-term assets	$25,703
Finance lease right-of-use assets	Property and equipment, net	912
Total lease assets		$26,615

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$4,329
Finance lease liabilities	Current maturities of long-term debt	271
Long-term:
Operating lease liabilities	Other long-term liabilities	22,764
Finance lease liabilities	Long-term debt, less current maturities	651
Total lease liabilities		$28,015

Future maturities of lease liabilities as of August 29, 2020 were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
2021	$5,697	$313
2022	4,649	313
2023	4,114	278
2024	4,216	145
2025	3,765	—
Thereafter	11,014	—
Total lease payments	33,455	1,049
Less: Interest	(6,362)	(127)
Present value of lease liabilities	$27,093	$922

As of August 29, 2020, the Company had entered into a lease with estimated total minimum future lease payments of $32.2 million over a 10.0-year minimum lease term that had not yet commenced, and as a result it is not recorded on the Consolidated Balance Sheets. The Company expects the lease to commence in fiscal year 2021, and the Company has the option to renew the lease for an additional 5.0 years or 10.0 years after the minimum lease term.

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases as of August 29, 2020 were as follows:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	6.97	3.41
Weighted-average discount rate	5.7%	5.6%

Supplemental and other information related to leases was as follows:

52-Weeks Ended
(In thousands)	August 29, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,534
Operating cash flows from finance leases	18
Financing cash flows from finance leases	$338

Comparative Information as Reported Under Previous Accounting Standards

The following comparative information is reported based upon previous accounting standards in effect for the periods presented.

Future minimum payments under lease arrangements with a remaining term in excess of one year were as follows as of August 31, 2019:

(In thousands)	August 31, 2019
2020	$2,546
2021	1,947
2022	1,677
2023	1,093
2024	87
Thereafter	56
Total	$7,406

For the fifty-three week period ended August 31, 2019, rent expenses for operating leases were $2.2 million. For the fifty-two week period ended August 25, 2018, rent expenses for operating leases were $2.4 million.

12. Commitments and Contingencies

Litigation

The Company is a party to certain litigation and claims that are considered normal to the operations of the business. From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any litigation that it believes to be material, and the Company is not aware of any pending or threatened litigation against it that its management believes could have a material adverse effect on its business, operating result, financial condition or cash flows.

During the fifty-three week period ended August 31, 2019, the Company reserved $3.5 million for the potential settlement of class action litigation concerning certain product label claims. During the fifty-two week period ended August 29, 2020, the Company reserved an additional $0.3 million. The reserve is included within General and administrative in the Consolidated Statements of Operations and Comprehensive Income and the reserve was fully paid into escrow and settled during the fifty-two week period ended August 29, 2020.

As of August 29, 2020, the Company had $1.3 million reserved for potential settlements, of which $1.2 million were acquired as part of the Acquisition of Quest.

Other

The Company has entered into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Atkins and Quest brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of August 29, 2020 the Company will be required to make payments of $2.9 million over the next year.

13. Stockholders' Equity

Public Equity Offering

On October 9, 2019, the Company completed an underwritten public offering of 13,379,205 shares of common stock at a price to the public of $26.35 per share. The Company paid underwriting discounts and commissions of $0.19 per share resulting in net proceeds to the Company of $26.16 per share, or approximately $350.0 million (the “Offering”). The Company paid $0.8 million for legal, accounting and registrations fees related to the Offering. The net proceeds were used to pay a portion of the purchase price and related fees and expenses for the Acquisition of Quest.

Equity Warrants

Prior to the Acquisition of Atkins, Conyers Park issued 13,416,667 public warrants and 6,700,000 private placement warrants. The Company assumed the Conyers Park equity warrants in connection with the Acquisition of Atkins. As a result of the Acquisition of Atkins, the warrants issued by Conyers Park were no longer exercisable for shares of Conyers Park common stock, but were instead exercisable for common stock of the Company. All other features of the warrants were unchanged.

From August 26, 2018 through October 5, 2018, public warrants to purchase an aggregate of 9,866,451 shares of the Company’s common stock were exercised for cash at an exercise price of $11.50 per share, resulting in aggregate gross proceeds to the Company of $113.5 million.

On October 4, 2018, the Company delivered a notice for the redemption (the “Redemption Notice”) of all of its public warrants that remained unexercised immediately after November 5, 2018. Exercises of public warrants following the Redemption Notice were required to be done on a cashless basis. Accordingly, holders were no longer permitted to exercise public warrants in exchange for payment in cash of $11.50 per share. Instead, a holder exercising a public warrant was deemed to have paid the $11.50 per share exercise price by the surrender of 0.61885 of a share of common stock that the holder would have been entitled to receive upon a cash exercise of each public warrant. Exercising holders received 0.38115 of a share of the Company’s common stock for each public warrant surrendered for exercise. Following the Redemption Notice, 3,499,639 public warrants were exercised on a cashless basis. An aggregate of 1,333,848 shares of the Company’s common stock were issued in connection with these exercises of the public warrants. All remaining public warrants were redeemed as of November 5, 2018 for an immaterial amount.

The Company’s private placement warrants to purchase 6,700,000 shares of the Company’s common stock remain outstanding.

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

During the fifty-two week period ended August 29, 2020, the Company did not repurchase any shares of common stock. During the fifty-three week period ended August 31, 2019, the Company repurchased 98,234 shares of common stock at an average share price of $21.83 per share. As of August 29, 2020, approximately $47.9 million remained available under the stock repurchase program.

14. Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares issued and outstanding. In periods in which the Company has net income, diluted earnings per share is based on the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period. In periods in which the Company has a net loss, diluted earnings per share is based on the weighted average number of common shares issued and outstanding as the effect of including common stock equivalents outstanding would be anti-dilutive.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands, except share and per share data)	August 29, 2020	August 31, 2019	August 25, 2018
Basic earnings per share computation:
Numerator:
Net income available to common stock stockholders	$34,700	$47,536	$70,455
Denominator:
Weighted average common shares - basic	93,968,953	80,734,091	70,582,149
Basic earnings per share from net income	$0.37	$0.59	$1.00
Diluted earnings per share computation:
Numerator:
Net income available to common stock stockholders	$34,700	$47,536	$70,455
Denominator:
Weighted average common shares outstanding - basic	93,968,953	80,734,091	70,582,149
Public and private warrants	3,327,656	3,615,198	3,006,073
Employee stock options	1,001,542	801,700	43,779
Non-vested shares	45,571	92,920	49,354
Weighted average common shares - diluted	98,343,722	85,243,909	73,681,355
Diluted earnings per share from net income	$0.35	$0.56	$0.96

Earnings per share calculations for the fifty-two week period ended August 29, 2020, fifty-three week period ended August 31, 2019, and fifty-two week period ended August 25, 2018 excluded 0.6 million, 0.2 million and 0.2 million shares of stock options, respectively, that would have been anti-dilutive. An immaterial number of non-vested shares were excluded from earnings per share calculations for the fifty-two week period ended August 29, 2020, fifty-three week period ended August 31, 2019, and fifty-two week period ended August 25, 2018 .

15. Omnibus Incentive Plan

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

The Company recorded stock-based compensation expense of $7.6 million in the fifty-two week period ended August 29, 2020, $5.5 million in the fifty-three week period ended August 31, 2019, and $4.0 million in the fifty-two week period ended August 25, 2018.

In July 2017, the Company's stockholders approved the 2017 Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of a maximum of 9,067,917 shares of stock-denominated awards to directors, employees, officers and agents of the Company. As of August 29, 2020, there were 5.2 million shares available for grant under the Incentive Plan.

Stock Options

Stock options granted under the Incentive Plan are granted at a price equal to or more than the fair value of common stock on the date the option is granted. Stock options under the Incentive Plan generally become exercisable ratably over three years from the date of grant and must be exercised within ten years from the date of grant.

The following table summarizes stock option activity for the fifty-two week period ended August 29, 2020:

(In thousands, except share and per share data)	Shares	Weighted average exercise price	Weighted average remaining contractual life (in years)	Aggregate intrinsic value
Outstanding as of August 31, 2019	2,748,735	$13.35	8.13	$44,743

Granted	229,024	23.87
Exercised	(340,382)	12.36
Forfeited	(21,478)	21.92
Outstanding as of August 29, 2020	2,615,899	$14.33	7.29	$28,927

Vested and expected to vest as of August 29, 2020	2,615,899	$14.33	7.29	$28,927

Exercisable as of August 29, 2020	2,082,569	$12.65	7.00	$26,537

The following table summarizes information about stock options outstanding at August 29, 2020:

Range of Exercise Prices			Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Life (Years)	Number Exercisable	Weighted-Average Exercise Price
$12.00	-	14.99	1,938,833	$12.04	6.90	1,893,950	$12.02
$15.00	-	17.99	117,553	16.88	7.89	78,368	16.88
$18.00	-	20.99	293,465	19.89	8.02	94,507	19.89
$21.00	-	23.99	48,396	21.85	9.56	4,462	21.49
$24.00	-	26.99	217,652	24.19	8.91	11,282	24.08
			2,615,899	$14.33	7.29	2,082,569	$12.65

The weighted average fair value of options granted during the fifty-two week period ended August 29, 2020, fifty-three week period ended August 31, 2019, and fifty-two week period ended August 25, 2018 were $7.79, $7.10 and $4.60, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model based on the following assumptions:

	52-Weeks Ended			53-Weeks Ended			52-Weeks Ended
	August 29, 2020			August 31, 2019			August 25, 2018
Expected volatility	30.27%	-	33.82%	29.30%	-	32.09%	26.72%	-	27.50%
Expected dividend yield	—%			—%			—%
Expected option term	6			6			6
Risk-free rate of return	0.38%	-	1.8%	1.82%	-	3.13%	1.98%	-	2.79%

Expected term is estimated using the simplified method, which takes into account vesting and contractual term. The simplified method is being used to calculate expected term instead of historical experience due to a lack of relevant historical data resulting from changes in option vesting schedules and changes in the pool of employees receiving option grants. Due to a lack of sufficient trading history for the Company's common stock, expected stock price volatility is based on a sampling of comparable publicly traded companies. The Company believes a sample of comparable publicly traded companies most closely models the nature of the business and stock price volatility. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Future annual dividends over the expected term are estimated to be nil.

As of August 29, 2020, $2.3 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.6 years. During the fifty-two week period ended August 29, 2020, fifty-three week period ended August 31, 2019, and fifty-two week period ended August 25, 2018, the Company received $4.2 million, $0.7 million, and $0.1 million in cash from stock option exercises, respectively.

Restricted Stock Units

Restricted stock units granted under the Incentive Plan are granted at a price equal to closing market price of the Company's common stock on the date of grant. Restricted stock units under the Incentive Plan generally vest over three years.

The following table summarizes restricted stock unit activity for the fifty-two week period ended August 29, 2020:

	Units	Weighted average grant-date fair value
Non-vested as of August 31, 2019	92,400	$17.50
Granted	193,533	23.17
Vested	(67,354)	17.07
Forfeited	(10,556)	19.45
Non-vested as of August 29, 2020	208,023	$22.82

As of August 29, 2020, the Company had $3.0 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.9 years.

Performance Stock Units

During the fifty-two week period ended August 29, 2020, the Board of Directors granted performance stock units under the Company's equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria over a period of three years. Performance stock units were valued using a Monte-Carlo simulation.

The following table summarizes performance stock unit activity for the fifty-two week period ended August 29, 2020:

	Units	Weighted average grant-date fair value
Non-vested as of August 31, 2019	192,389	$11.93
Granted	121,288	27.39
Vested	—	—
Forfeited	(18,421)	17.62
Non-vested as of August 29, 2020	295,256	$17.93

As of August 29, 2020, the Company had $3.2 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.6 years.

Stock Appreciation Rights

Stock appreciation rights ("SARs") permit the holder to participate in the appreciation of the Company's common stock price. The Company's SARs settle in shares of its common stock once the applicable vesting criteria has been met. SARs cliff vest three years from the date of grant and must be exercised within ten years.

The following table summarizes SARs activity for the fifty-two week period ended August 29, 2020:

	Shares Underlying SARs	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of August 31, 2019	—	$—
Granted	150,000	24.20
Exercised	—	—
Forfeited	—	—
Outstanding as of August 29, 2020	150,000	$24.20	9.18

Vested and expected to vest as of August 29, 2020	150,000	$24.20	9.18

Exercisable as of August 29, 2020	—	$—	0.00

As of August 29, 2020, the Company had $0.3 million of total unrecognized compensation cost related to its SARs that will be recognized over a weighted average period of 2.2 years.

16. Related Party Transactions

Tax Receivable Agreement

During the fifty-three week period ended August 31, 2019, the Company entered into the Termination Agreement, pursuant to which, the Company paid $26.5 million to settle the TRA (the “Termination Payment”), which provided former stockholders of Atkins with payments for federal, state, local and non-U.S. tax benefits deemed realized by the Company.

Under the Termination Agreement, each of the parties thereto agreed to terminate the TRA and to release and discharge any and all obligations and liabilities of the other parties thereunder effective as of the exchange agent’s receipt of the Termination Payment. Richard Laube, a former director of the Company, Joseph Scalzo, President and Chief Executive Officer and a director of the Company, and Scott Parker, Chief Marketing Officer, were each former stockholders of Atkins and received their respective pro rata share of the Termination Payment as additional consideration for their former stock ownership in accordance with the terms of the Merger Agreement. The TRA liability and subsequent settlement are discussed in Note 10, Income Taxes.

Merger Agreement Working Capital Adjustment

In the first quarter of fiscal 2018, pursuant to the terms of the Merger Agreement, Simply Good Foods paid a working capital adjustment of $1.8 million to the former owners of Atkins, which resulted in an increase to the previously recognized goodwill.

17. Segment and Customer Information

Following the Acquisition of Quest, the Company's operations are organized into two operating segments, Atkins and Quest, which are aggregated into one reporting segment due to similar financial, economic and operating characteristics. The operating segments are also similar in the following areas: (a) the nature of the products; (b) the nature of the production processes; (c) the methods used to distribute products to customers; (d) the type of customer for the products; and, (e) the nature of the regulatory environment.

Reconciliations of the totals of reported segment revenue, profit or loss measurement, assets and other significant items reported by segment to the corresponding GAAP totals is not applicable to the Company as it only has one reportable segment. Additionally, revenues from transactions with external customers for each of Simply Good Foods’ products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and brand:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 29, 2020	August 31, 2019	August 25, 2018
Net sales
North America	$501,472	$498,196	$405,055
International	28,366	25,187	26,374
Total Atkins	529,838	523,383	431,429
Quest(1)	286,803	—	—
Total	$816,641	$523,383	$431,429
(1) Quest net sales are primarily in North America.

The following is a summary long lived assets by geographic area:

(In thousands)	August 29, 2020	August 31, 2019
Long lived assets
North America	$11,841	$2,437
International	9	19
Total	$11,850	$2,456

Significant Customers
As a result of the Acquisition of Quest, the Company's exposure to credit risk concentrated in one customer was reduced during 2020. Credit risk for the Company was concentrated in two customers who comprised more than 10% of the Company’s total sales for the fifty-two week period ended August 29, 2020. For the fifty-three week period ended August 31, 2019 and the fifty-two week period ended August 25, 2018, credit risk for the Company was concentrated in one customer who comprised more than 10% of the Company’s total sales.

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
	August 29, 2020	August 31, 2019	August 25, 2018
Customer 1	34%	44%	43%
Customer 2	10%	n/a	n/a
n/a - Not applicable as the customer was not significant during these fiscal years.

At August 29, 2020 and August 31, 2019, the following amounts of the Company’s accounts receivable, net were related to these significant customers for the periods in which the customers were significant:

(In thousands)	August 29, 2020		August 31, 2019
Customer 1	$34,411	38%	$17,386	39%
Customer 2	$12,345	14%	n/a	n/a

n/a - Not applicable as the customer was not significant as of this date.

No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

18. Restructuring and Related Charges

In May 2020, the Company announced certain restructuring activities in conjunction with the implementation of the Company’s future-state organization design, which creates a fully integrated organization with its completed Acquisition of Quest. The new organization design became effective on August 31, 2020. These restructuring plans primarily include workforce reductions and changes in management structure.

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

For the fifty-two week period ended August 29, 2020, the Company incurred $5.5 million of costs for these restructuring activities which have been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income. Overall, the Company expects to incur a total of approximately $8.1 million in restructuring costs, including the $5.5 million referenced above. The one-time termination benefits and employee severance costs are to be paid throughout fiscal 2021 and the first quarter of fiscal 2022.

Changes to the restructuring liability during the fifty-two week period ended August 29, 2020 were as follows:

(in thousands)	Termination benefits and severance	Other	Restructuring Liability
Balance as of August 31, 2019	$—	$—	$—
Charges	4,139	1,388	5,527
Cash payments	—	(1,388)	(1,388)
Non-cash settlements or adjustments	—	—	—
Balance as of August 29, 2020	$4,139	$—	$4,139

19. Unaudited Quarterly Financial Data

Summarized quarterly financial data:

	52-Weeks Ended	13-Weeks Ended	13-Weeks Ended	13-Weeks Ended	13-Weeks Ended
(In thousands, except per share amounts)	August 29, 2020	August 29, 2020	May 30, 2020	February 29, 2020	November 30, 2019
Net sales	$816,641	$222,286	$215,101	$227,101	$152,153
Gross profit	$324,328	$88,102	$88,626	$85,394	$62,206
Income from operations	$78,224	$24,832	$31,108	$25,269	$(2,985)
Net income	$34,700	$12,427	$16,409	$10,657	$(4,793)

Earnings per share from net income:
Basic	$0.37	$0.13	$0.17	$0.11	$(0.05)
Diluted	$0.35	$0.12	$0.17	$0.11	$(0.05)

	53-Weeks Ended	14-Weeks Ended	13-Weeks Ended	13-Weeks Ended	13-Weeks Ended
(In thousands, except per share amounts)	August 31, 2019	August 31, 2019	May 25, 2019	February 23, 2019	November 24, 2018
Net sales	$523,383	$139,184	$139,468	$123,800	$120,931
Gross profit (1)	$217,405	$59,173	$56,657	$49,655	$51,920
Income from operations	$72,809	$12,115	$20,510	$19,002	$21,182
Net income	$47,536	$6,091	$13,466	$12,722	$15,257

Earnings per share from net income:
Basic	$0.59	$0.07	$0.16	$0.16	$0.20
Diluted	$0.56	$0.07	$0.16	$0.15	$0.18

(1)
During the fifty-three weeks period ended August 31, 2019, certain reclassifications were made to previously reported amounts to conform to the current presentation. On the consolidated statement of operations, inbound freight previously included in Distribution, distribution center expenses previously included in General and administrative, and depreciation for equipment used in warehouse operations were reclassified to Cost of goods sold. Including these expenses in Cost of goods sold better aligned costs with the related revenue. As a result, the first three quarters of fiscal year 2019 have been adjusted on a retrospective basis to reflect the reclassification. For additional information on the change in accounting principle, see Note 2.

Earnings per common share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the quarterly earnings per share amounts or the annual earnings per share amounts due to rounding.

20. Subsequent Events

Effective September 24, 2020, the Company sold the assets exclusively related to its SimplyProtein® brand of products for approximately $8.8 million of consideration, including cash of $5.8 million and a note receivable for $3.0 million, to a newly formed entity led by the Company’s Canadian-based management team who had been responsible for this brand prior to the sale transaction. In addition to purchasing these assets, the buyer assumed certain liabilities related to the SimplyProtein brand’s business. The transaction enables management to focus its full time and Company’s resources on its core Atkins® and Quest® branded businesses and other strategic initiatives.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 29, 2020, the Company’s disclosure controls and procedures were effective.

As discussed above, on November 7, 2019, we completed the Acquisition of Quest. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of Quest and its affiliated entities. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. Quest and its affiliated entities accounted for 47.8% of our total assets and 35.1% of our net sales as of and for the fifty-two week period ended August 29, 2020.

Management's Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of August 29, 2020. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment using this criteria, management has concluded that our internal control over financial reporting was effective as of August 29, 2020.

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

The effectiveness of our internal control over financial reporting as of August 29, 2020 was audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 29, 2020.

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

Except as disclosed above, there were no changes in our internal control over financial reporting during the quarter ended August 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Simply Good Foods Company

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of the Simply Good Foods Company and subsidiaries (the “Company”) as of August 29, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 29, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fifty-two weeks ended August, 29, 2020, of the Company and our report dated October 28, 2020, expressed an unqualified opinion on those financial statements.
As described in “Management’s Report on Internal Control over Financial Reporting,” management excluded from its assessment the internal control over financial reporting at Quest Nutrition LLC and its affiliated entities, which was acquired on November 7, 2019, and whose financial statements constitute 47.8% of total assets and 35.1 % of net sales of the consolidated financial statement amounts as of and for the fifty-two weeks ended August 29, 2020. Accordingly, our audit did not include the internal control over financial reporting at Quest Nutrition LLC and its affiliates.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
October 28, 2020

Item 9B.    Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 29, 2020.

Item 11. Executive Compensation

Incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 29, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 29, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 29, 2020.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 29, 2020.

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

3.1	Second Amended and Restated Certificate of Incorporation of The Simply Good Foods Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 27, 2020).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Current Report on Form 10-K filed on October 31, 2019).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-4 filed on June 12, 2017).
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

10.10
Termination Agreement, dated November 14, 2018, among The Simply Good Foods Company, Atkins Holdings, LLC and Roark Capital Acquisition, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2018).

10.11†
Offer Letter, dated June 19, 2017, between Atkins Nutritionals, Inc. and Todd Cunfer (incorporated by reference to Exhibit 10.1 to our Current Report on our Current Report on Current Report on Form 8-K filed on August 11, 2017).

10.12†
Letter Agreement, dated August 21, 2017, between The Simply Good Foods Company and Todd Cunfer (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to our Current Report on Form 8-K filed on August 25, 2017).

10.13
Repricing Amendment, dated March 16, 2018, by and among Atkins Intermediate Holdings, LLC, Conyers Park Acquisition Corp., Atkins Nutritionals, Inc., Atkins Nutritionals Holdings, Inc., Atkins Nutritionals Holdings II, Inc. and NCP-ATK Holdings, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2018).

Exhibit No.	Document
10.14†	The Simply Good Foods Executive Severance Compensation Plan, dated July 23, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 27, 2018).
10.15†	Form of Executive Severance Compensation Plan, Tier I Participation Agreement, dated July 23, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 27, 2018).
10.16†
First Amendment to Amended and Restated Employment Agreement, dated October 16, 2019, between The Simply Good Foods Company and Joseph E. Scalzo. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 18, 2019)

10.17†
Employment Agreement, dated November 5, 2019, between Quest Nutrition, LLC and David Ritterbush (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-38115) filed on November 7, 2019).

10.18†	2017 Omnibus Incentive Plan, as amended from time to time Policy Regarding Treatment of Awards in the Event of an Awardee’s Retirement.
21.1	Subsidiaries of The Simply Good Foods Company.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
____________________

†	Indicates a management contract or compensatory plan.
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

THE SIMPLY GOOD FOODS COMPANY
		By:	/s/ Joseph E. Scalzo
Date:	October 28, 2020	Name:	Joseph E. Scalzo
		Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph E. Scalzo	President, Chief Executive Officer and Director	October 28, 2020
Joseph E. Scalzo	(Principal Executive Officer)

/s/ Todd E. Cunfer	Chief Financial Officer	October 28, 2020
Todd E. Cunfer	(Principal Financial Officer)

/s/ Timothy A. Matthews	Vice President, Controller and Chief Accounting Officer	October 28, 2020
Timothy A. Matthews	(Principal Accounting Officer)

/s/ James M. Kilts	Chairman of the Board of Directors	October 28, 2020
James M. Kilts

/s/ David J. West	Director	October 28, 2020
David J. West

/s/ Clayton C. Daley, Jr.	Director	October 28, 2020
Clayton C. Daley, Jr.

/s/ Brian K. Ratzan	Director	October 28, 2020
Brian K. Ratzan

/s/ Nomi P. Ghez	Director	October 28, 2020
Nomi P. Ghez

/s/ James E. Healey	Director	October 28, 2020
James E. Healey

/s/ Robert G. Montgomery	Director	October 28, 2020
Robert G. Montgomery

/s/ Michelle P. Goolsby	Director	October 28, 2020
Michelle P. Goolsby

/s/ Arvin Kash	Director	October 28, 2020
Arvin Kash

/s/ David W. Ritterbush	Director	October 28, 2020
David W. Ritterbush

/s/ James D. White	Director	October 28, 2020
James D. White