Form 10-Q
period 2020-11-28
Simply Good Foods Co
filed 2021-01-07
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 2020

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

As of January 5, 2021, there were 95,720,637 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 28, 2020

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share data)

	November 28, 2020	August 29, 2020
Assets
Current assets:
Cash and cash equivalents	$91,476	$95,847
Accounts receivable, net	97,887	89,740
Inventories	76,067	59,085
Prepaid expenses	4,345	3,644
Other current assets	9,178	11,947
Total current assets	278,953	260,263

Long-term assets:
Property and equipment, net	11,344	11,850
Intangible assets, net	1,149,895	1,158,768
Goodwill	543,134	544,774
Other long-term assets	31,892	32,790
Total assets	$2,015,218	$2,008,445

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,409	$32,240
Accrued interest	720	960
Accrued expenses and other current liabilities	32,972	38,007
Current maturities of long-term debt	275	271
Total current liabilities	75,376	71,478

Long-term liabilities:
Long-term debt, less current maturities	572,923	596,879
Deferred income taxes	88,543	84,352
Other long-term liabilities	21,884	22,765
Total liabilities	758,726	775,474
See commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 95,818,871 and 95,751,845 shares issued at November 28, 2020 and August 29, 2020, respectively	958	958
Treasury stock, 98,234 and 98,234 shares at cost at November 28, 2020 and August 29, 2020, respectively	(2,145)	(2,145)
Additional paid-in-capital	1,095,573	1,094,507
Retained earnings	163,030	140,530
Accumulated other comprehensive loss	(924)	(879)
Total stockholders’ equity	1,256,492	1,232,971
Total liabilities and stockholders’ equity	$2,015,218	$2,008,445

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended
	November 28, 2020	November 30, 2019
Net sales	$231,152	$152,153
Cost of goods sold	137,111	89,947
Gross profit	94,041	62,206

Operating expenses:
Selling and marketing	25,195	18,434
General and administrative	25,415	18,145
Depreciation and amortization	4,244	2,453
Business transaction costs	—	26,159
Total operating expenses	54,854	65,191

Income (loss) from operations	39,187	(2,985)

Other income (expense):
Interest income	3	1,379
Interest expense	(8,372)	(4,969)
Gain on foreign currency transactions	9	16
Other income	47	37
Total other expense	(8,313)	(3,537)

Income (loss) before income taxes	30,874	(6,522)
Income tax expense (benefit)	8,374	(1,729)
Net income (loss)	$22,500	$(4,793)

Other comprehensive income (loss):
Foreign currency translation adjustments	(45)	—
Comprehensive income (loss)	$22,455	$(4,793)

Earnings (loss) per share from net income (loss):
Basic	$0.24	$(0.05)
Diluted	$0.23	$(0.05)
Weighted average shares outstanding:
Basic	95,538,111	89,708,633
Diluted	99,763,119	89,708,633

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirteen Weeks Ended
	November 28, 2020	November 30, 2019
Operating activities
Net income (loss)	$22,500	$(4,793)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,513	2,525
Amortization of deferred financing costs and debt discount	1,077	455
Stock compensation expense	1,110	1,673
Unrealized loss (gain) on foreign currency transactions	9	(16)
Deferred income taxes	4,400	(1,853)
Amortization of operating lease right-of-use asset	1,182	626
Loss on operating lease right-of-use asset impairment	354	—
Other	402	566
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(8,604)	4,304
Inventories	(18,138)	(9,740)
Prepaid expenses	(558)	(3,513)
Other current assets	2,874	(1,416)
Accounts payable	8,216	(6,533)
Accrued interest	(240)	1,536
Accrued expenses and other current liabilities	(5,127)	8,556
Other assets and liabilities	1,227	(305)
Net cash provided by (used in) operating activities	15,197	(7,928)

Investing activities
Purchases of property and equipment	(93)	(280)
Issuance of note receivable	—	(1,250)
Acquisition of business, net of cash acquired	—	(984,201)
Proceeds from sale of business	5,800	—
Investments in intangible assets	(114)	—
Net cash provided by (used in) investing activities	5,593	(985,731)

Financing activities
Proceeds from option exercises	157	208
Tax payments related to issuance of restricted stock units	(201)	(70)
Payments on finance lease obligations	(78)	(78)
Principal payments of long-term debt	(25,000)	(1,000)
Proceeds from issuance of common stock	—	352,542
Equity issuance costs	—	(3,323)
Proceeds from issuance of long-term debt	—	460,000
Deferred financing costs	—	(8,208)
Net cash (used in) provided by financing activities	(25,122)	800,071

Cash and cash equivalents
Net decrease in cash	(4,332)	(193,588)
Effect of exchange rate on cash	(39)	(42)
Cash at beginning of period	95,847	266,341
Cash and cash equivalents at end of period	$91,476	$72,711

	Thirteen Weeks Ended
	November 28, 2020	November 30, 2019
Supplemental disclosures of cash flow information
Cash paid for interest	$7,535	$2,978
Cash paid for taxes	$282	$373
Non-cash investing and financing transactions
Non-cash proceeds from sale of business	$3,000	$—
Operating lease right-of-use assets recognized at ASU No 2016-02 transition	$—	$5,102
Finance lease right-of-use assets recognized at ASU No 2016-02 transition	$—	$1,211
Operating lease right-of-use assets recognized after ASU No 2016-02 transition	$306	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 29, 2020	95,751,845	$958	98,234	$(2,145)	$1,094,507	$140,530	$(879)	$1,232,971
Net income	—	—	—	—	—	22,500	—	22,500
Stock-based compensation	—	—	—	—	1,110	—	—	1,110
Foreign currency translation adjustments	—	—	—	—	—	—	(45)	(45)
Shares issued upon vesting of restricted stock units	53,908	—	—	—	(201)	—	—	(201)
Exercise of options to purchase common stock	13,118	—	—	—	157	—	—	157
Balance at November 28, 2020	95,818,871	$958	98,234	$(2,145)	$1,095,573	$163,030	$(924)	$1,256,492

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 31, 2019	81,973,284	$820	98,234	$(2,145)	$733,775	$105,830	$(836)	$837,444
Net loss	—	—	—	—	—	(4,793)	—	(4,793)
Stock-based compensation	—	—	—	—	1,673	—	—	1,673
Public equity offering	13,379,205	134	—	—	349,085	—	—	349,219
Shares issued upon vesting of restricted stock units	46,911	—	—	—	(70)	—	—	(70)
Exercise of options to purchase common stock	17,372	—	—	—	208	—	—	208
Balance at November 30, 2019	95,416,772	$954	98,234	$(2,145)	$1,084,671	$101,037	$(836)	$1,183,681
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

    On August 21, 2019, the Company's wholly-owned subsidiary Simply Good Foods USA, Inc., formerly known as Atkins Nutritionals, Inc., (“Simply Good USA”) entered into a Stock and Unit Purchase Agreement (the "Purchase Agreement") to acquire Quest Nutrition, LLC ("Quest"), a healthy lifestyle food company (the "Acquisition of Quest"). On November 7, 2019, Simply Good USA completed the Acquisition of Quest, via Simply Good USA’s direct or indirect acquisition of 100% of the equity interests of Voyage Holdings, LLC (“Voyage Holdings”), and VMG Quest Blocker, Inc. (“Voyage Blocker” and, together with Voyage Holdings, the “Target Companies”) for a cash purchase price of approximately $1.0 billion (subject to customary adjustments for the Target Companies’ levels of cash, indebtedness, net working capital and transaction expenses as of the closing date).

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

Description of Business

    The Simply Good Foods Company is a consumer-packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. The Company’s nutritious snacking platform consists of the following core brands that specialize in providing products for consumers that follow certain nutritional philosophies, dietary approaches and/or health-and-wellness trends: Atkins® for those following a low-carb lifestyle; and Quest® for consumers seeking to partner with a brand that makes the foods they crave work for them, not against them, through a variety of protein-rich foods and beverages that also limit sugars and simple carbs. The Company distributes its products in major retail channels, primarily in North America, including grocery, club and mass merchandise, as well as through e-commerce, convenience, specialty and other channels. The Company's portfolio of nutritious snacking brands gives it a strong platform with which to introduce new products, expand distribution, and attract new consumers to its products. The Company's platform also positions it to continue to selectively pursue acquisition opportunities of brands in the nutritious snacking category.

Unaudited Interim Condensed Consolidated Financial Statements

    The interim condensed consolidated financial statements and related notes of the Company and its subsidiaries are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim condensed consolidated financial statements reflect all adjustments and disclosures which are, in our opinion, necessary for a fair presentation of the results of operations, financial position and cash flows for the indicated periods. All such adjustments were of a normal and recurring nature unless otherwise disclosed. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted. The results reported in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire fiscal year and should be read in conjunction with our consolidated financial statements for the fiscal year ended August 29, 2020, included in our Annual Report on Form 10-K (“Annual Report”), filed with the SEC on October 28, 2020.

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

2. Summary of Significant Accounting Policies

    Refer to Note 3, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company's Annual Report for a description of significant accounting policies.

Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

    In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends the existing guidance relating to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of U.S. GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements and does not expect that the adoption of this ASU will be material to its consolidated financial statements.

    In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments in this ASU are effective for all entities and can be applied to contract modifications due to rate reform and eligible existing and new hedging relationships entered into between March 12, 2020 through December 31, 2022. The amendments of this ASU should be applied on a prospective basis. The Company will continue to monitor the effects of rate reform, if any, on its contracts and the effects of adoption of this ASU through December 31, 2022. The Company does not anticipate the amendments in this ASU to be material to its consolidated financial statements.

    In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements, which provides updates for technical corrections, clarifications to guidance, simplifications to wording or structure of guidance, and other minor improvements across various areas of accounting within U.S. GAAP. This ASU is effective for all entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The amendments of this ASU should be applied retrospectively. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements and does not anticipate the adoption of this ASU will be material to its consolidated financial statements.

Recently Adopted Accounting Pronouncements

    In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which modified the measurement of expected credit losses of certain financial instruments. The Company adopted this ASU as of the first day of fiscal 2021. As a result of adopting this ASU, the Company changed its method of estimating its allowance for doubtful accounts for trade receivables to be based upon the Company's historical credit loss experience adjusted for asset-specific risk characteristics, current economic conditions, and reasonable forecasts. The change in estimating the allowance for doubtful accounts did not have a material effect on the Company's consolidated financial statements.

    In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), which modified disclosure requirements on fair value measurements of Accounting Standards Codification (“ASC”) 820. The Company adopted this ASU as of the first day of fiscal 2021. The adoption of this ASU did not have a material effect on the consolidated financial statements or the related disclosures.

3. Business Combination

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

    The Acquisition of Quest was funded by the Company through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from an underwritten public offering of common stock, and $443.6 million in new term loan debt. In the third fiscal quarter of 2020, the Company received a post-closing release from escrow of approximately $2.1 million related to net working capital adjustments, resulting in a total net consideration paid of $986.8 million as of November 28, 2020.

    For the thirteen weeks ended November 30, 2019, Business transaction costs within the Consolidated Statements of Operations and Comprehensive Income were $26.2 million, which included $14.5 million of transaction advisory fees related to the Acquisition of Quest, $3.2 million of banker commitment fees, $6.1 million of non-deferrable debt issuance costs related to the incremental term loan, and $2.4 million of other costs, including legal, due diligence, and accounting fees. Included in the transaction advisory fees was $12.0 million paid to Centerview Partners LLC, an investment banking firm that served as the lead financial advisor to the Company for this transaction. Three members of the Company’s Board of Directors, Messrs. Kilts, West, and Ratzan, have business relationships with certain partners of Centerview Partners LLC (including relating to Centerview Capital Consumer, a private equity firm and affiliate of Conyers Park Sponsor LLC), but they are not themselves partners, executives or employees of Centerview Partners LLC, and Centerview Partners LLC is not a related party of the Company pursuant to applicable rules and policies. The advisory fee paid to Centerview Partners LLC represented approximately 1.2% of the total cash purchase price paid by the Company on the closing date of the Acquisition of Quest. All transaction advisory fees relating to the Acquisition of Quest were approved by the Company’s Audit Committee.

    The following table sets forth the final purchase price allocation of the Acquisition of Quest to the estimated fair value of the net assets acquired at the date of acquisition, in thousands:

Assets acquired:
Cash and cash equivalents	$4,745
Accounts receivable, net	25,359
Inventories	44,032
Prepaid assets	1,214
Other current assets	3,812
Property and equipment, net(1)	9,843
Intangible assets, net(2)	868,375
Other long-term assets	20,997
Liabilities assumed:
Accounts payable	25,200
Other current liabilities	11,237
Deferred income taxes(3)	10,754
Other long-term liabilities	18,891
Total identifiable net assets	912,295
Goodwill(4)	74,525
Total assets acquired and liabilities assumed	$986,820

(1) Property and equipment, net primarily consisted of leasehold improvements for the Quest headquarters of $6.9 million, furniture and fixtures of $2.2 million, and equipment of $0.7 million. The Quest headquarters lease ends in April 2029. The useful lives of the leasehold improvements, furniture and fixtures, and equipment are consistent with the Company's accounting policies.
(2) Intangible assets were recorded at fair value consistent with ASC 820 as a result of the Acquisition of Quest. Intangible assets consisted of $750.0 million of indefinite brands and trademarks, $115.0 million of amortizable customer relationships, and $3.4 million of internally developed software. The useful lives of the intangible assets are disclosed in Note 5 of the consolidated financial statements. The fair value measurement of the assets and liabilities was based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows and market comparable data and companies. The fair values of the intangible assets were estimated using inputs primarily from the income approach and the with/without method, which estimates the value using the cash flow impact in a hypothetical scenario where the customer relationships are not in place. The significant assumptions used in estimating the fair value of the intangible assets include the estimated life the asset will contribute to cash flows, profitability, and the estimated discount rate.

(3) Primarily as a result of the fair value attributable to the identifiable intangible assets, the deferred income tax liability was $10.8 million.
(4) Goodwill was recorded at fair value consistent with ASC 820 as a result of the Acquisition of Quest. Amounts recorded for goodwill created in an acquisition structured as a stock purchase for tax are generally not expected to be deductible for tax purposes. Amounts recorded for goodwill resulting in a tax basis step-up are generally expected to be deductible for tax purposes. Tax deductible Goodwill was estimated to be $67.7 million. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

    Since the initial preliminary estimates reported in the first fiscal quarter of 2020, the Company has updated certain amounts reflected in the final purchase price allocation, as summarized in the fair values of assets acquired and liabilities assumed as set forth above. Specifically, the carrying amount of the intangible assets, net were increased by $20.0 million as a result of valuation adjustments related to the Company's finalization of tax attributes, which also resulted in a decrease to deferred income taxes of $3.2 million.

Additionally, accounts receivable, net decreased $4.3 million and inventories increased $0.9 million due to fair value measurement period adjustments, and the carrying amount of property and equipment, net decreased by $0.5 million to reflect its estimated fair value. As a result of these adjustments and the change in total net consideration paid of approximately $2.1 million related to net working capital adjustments discussed above, goodwill has decreased $21.5 million. Measurement period adjustments were recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date.

    The results of Quest's operations have been included in the Company's Consolidated Financial Statements since November 7, 2019, the date of acquisition. The following table provides net sales from the acquired Quest business included in the Company's results:

	Thirteen Weeks Ended
(in thousands)	November 28, 2020	November 30, 2019
Net sales(1)	$95,769	$17,082
(1) Net sales for the thirteen weeks ended November 28, 2020 excludes immaterial international net sales.

Unaudited Pro Forma Financial Information

    Pro forma financial information is not intended to represent or be indicative of the actual results of operations of the combined business that would have been reported had the Acquisition of Quest been completed at the beginning of the fiscal year 2019, nor is it representative of future operating results of the Company. The following unaudited pro forma financial information presents the combined results of the Company and Quest as if the Acquisition of Quest has occurred at the beginning of fiscal 2019:

Thirteen Weeks Ended
(in thousands)	November 30, 2019
Revenue	$220,556
Gross profit	$88,188
Net income	$15,648

4. Revenue Recognition

    Revenues from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and brand:

	Thirteen Weeks Ended
(In thousands)	November 28, 2020	November 30, 2019
North America
Atkins	$122,761	$127,812
Quest	95,769	17,082
Total North America	218,530	144,894
International	12,622	7,259
Total net sales	$231,152	$152,153

    Charges related to credit loss on accounts receivables from transactions with external customers totaled approximately $0.1 million for the thirteen weeks ended November 28, 2020 and were nominal for the thirteen weeks ended November 30, 2019. As of November 28, 2020 and August 29, 2020, the allowance for doubtful accounts related to these accounts receivable was $0.6 million and $0.5 million, respectively.

5. Goodwill and Intangibles

    Changes to Goodwill during the thirteen week period ended November 28, 2020 were as follows:

(in thousands)	Goodwill
Balance as of August 29, 2020	$544,774
Acquisition of business, measurement period adjustment	1,178
Sale of business	(2,818)
Balance as of November 28, 2020	$543,134

    The change in Goodwill attributed to the acquisition of a business during the thirteen weeks ended November 28, 2020 was the result of measurement period adjustments made to finalize the acquisition method of accounting for the Acquisition of Quest as described in Note 3. Additionally, effective September 24, 2020, the Company sold the assets exclusively related to its SimplyProtein® brand of products for approximately $8.8 million of consideration, including cash of $5.8 million and a note receivable for $3.0 million, to a newly formed entity led by the Company’s former Canadian-based management team who had been responsible for this brand prior to the sale transaction (the "SimplyProtein Sale"). In addition to purchasing these assets, the buyer assumed certain liabilities related to the SimplyProtein brand’s business. There was no gain or loss recognized as a result of the SimplyProtein Sale. In conjunction with the SimplyProtein Sale, the Company disposed of $2.8 million of goodwill associated with the SimplyProtein business.

    There were no impairment charges related to goodwill during the thirteen weeks ended November 28, 2020 or since the inception of the Company.

    Intangible assets, net in the Consolidated Balance Sheets consist of the following:

				November 28, 2020
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	21,403	152,597
Proprietary recipes and formulas	7 years			7,000	3,381	3,619
Licensing agreements	14 years			22,000	5,313	16,687
Software and website development costs	3	-	5 years	5,302	2,365	2,937
Intangible assets in progress	3	-	5 years	55	—	55
				$1,182,357	$32,462	$1,149,895

				August 29, 2020
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$979,000	$—	$979,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	18,503	155,497
Proprietary recipes and formulas	7 years			7,000	3,131	3,869
Licensing agreements	14 years			22,000	4,920	17,080
Software and website development costs	3	-	5 years	$5,967	$2,645	$3,322
				$1,187,967	$29,199	$1,158,768

    Changes in Intangible assets, net during the thirteen weeks ended November 28, 2020 were primarily related to the SimplyProtein Sale and recurring amortization expense. In conjunction with the SimplyProtein Sale, the Company sold its SimplyProtein brand intangible asset, which had a carrying value of approximately $5.0 million as of the date of the sale. Amortization expense related to intangible assets during the thirteen weeks ended November 28, 2020 and November 30, 2019 was $3.9 million and $2.3 million, respectively. There were no impairment charges related to intangible assets during the thirteen weeks ended November 28, 2020 and November 30, 2019.

    Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2021	$11,530
2022	15,224
2023	14,938
2024	14,257
2025	13,171
2026 and thereafter	106,720
Total	$175,840

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

    The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the Credit Agreement) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all financial covenants as of November 28, 2020 and August 29, 2020, respectively.

    Long-term debt consists of the following:

(In thousands)	November 28, 2020	August 29, 2020
Term Facility (effective rate of 4.8% at November 28, 2020)	$581,500	$606,500
Finance lease liabilities (effective rate of 5.6% at November 28, 2020)	892	922
Less: Deferred financing fees	9,194	10,272
Total debt	573,198	597,150
Less: Current finance lease liabilities	275	271
Long-term debt, net of deferred financing fees	$572,923	$596,879

    The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended November 28, 2020. Additionally, as of November 28, 2020 and August 29, 2020, there were no amounts drawn against the Revolving Credit Facility.

    As of November 28, 2020, the Company had letters of credit in the amount of $4.4 million outstanding. These letters of credit offset against the availability of the Revolving Credit Facility and exist to support three of the Company's leased buildings and insurance programs relating to workers' compensation. No amounts were drawn against these letters of credit at November 28, 2020.

    The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of November 28, 2020 and August 29, 2020, the book value of the

Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of November 28, 2020 and August 29, 2020 due to the relatively short maturity of these instruments.

8. Income Taxes

    The tax expense and the effective tax rate resulting from operations were as follows:

	Thirteen Weeks Ended
(In thousands)	November 28, 2020	November 30, 2019
Income (loss) before income taxes	$30,874	$(6,522)
Provision (benefit) for income taxes	$8,374	$(1,729)
Effective tax rate	27.1%	26.5%

    The effective tax rate for the thirteen weeks ended November 28, 2020 was 0.6% greater than the effective tax rate for the thirteen weeks ended November 30, 2019, which was primarily driven by other permanent differences.

9. Leases

    The components of lease expense were as follows:

		Thirteen Weeks Ended
(In thousands)	Statement of Operations Caption	November 28, 2020	November 30, 2019
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$1,498	$806
Variable lease cost (1)	Cost of goods sold and General and administrative	398	310
Operating lease cost		1,896	1,116

Short term lease cost	General and administrative	—	6

Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	68	70
Interest on lease liabilities	Interest expense	13	16
Total finance lease cost		81	86

Total lease cost		$1,977	$1,208
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

    In conjunction with the Company's restructuring activities as discussed in Note 15, the Company incurred a $0.4 million impairment charge related to its operating lease right-of-use asset for its lease in Toronto, Ontario during the thirteen weeks ended November 28, 2020. Costs for these restructuring activities have been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income. Refer to Note 15, Restructuring and Related Charges, for additional information regarding restructuring activities.

    The gross amounts of assets and liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheet Caption	November 28, 2020	August 29, 2020
Assets
Operating lease right- of-use assets	Other long-term assets	$24,532	$25,703
Finance lease right-of-use assets	Property and equipment, net	844	912
Total lease assets		$25,376	$26,615

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$4,355	$4,329
Finance lease liabilities	Current maturities of long-term debt	275	271
Long-term:
Operating lease liabilities	Other long-term liabilities	21,882	22,764
Finance lease liabilities	Long-term debt, less current maturities	617	651
Total lease liabilities		$27,129	$28,015

    Future maturities of lease liabilities as of November 28, 2020 were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2021	$4,166	$235
2022	4,722	313
2023	4,187	278
2024	4,289	145
2025	3,837	—
Thereafter	11,050	—
Total lease payments	32,251	971
Less: Interest	(6,014)	(79)
Present value of lease liabilities	$26,237	$892

    As of November 28, 2020, the Company had entered into a lease with estimated total minimum future lease payments of $32.2 million over a 10.0-year minimum lease term that had not yet commenced, and as a result it is not recorded on the Consolidated Balance Sheets. The Company expects the lease to commence in fiscal year 2021, and the Company has the option to renew the lease for an additional 5.0 years or 10.0 years after the minimum lease term.

    The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases were as follows:

	November 28, 2020	August 29, 2020
Weighted-average remaining lease term (in years)
Operating leases	6.78	6.97
Finance leases	3.17	3.41
Weighted-average discount rate
Operating leases	5.7%	5.7%
Finance leases	5.6%	5.6%

    Supplemental and other information related to leases was as follows:

	Thirteen Weeks Ended
(In thousands)	November 28, 2020	November 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,811	$1,170
Operating cash flows from finance leases	7	11
Financing cash flows from finance leases	$78	$78

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

    During the fiscal year ended August 31, 2019, the Company reserved $3.5 million for the potential settlement of class action litigation concerning certain product label claims. During the thirteen weeks ended November 30, 2019, the Company reserved an additional $0.3 million. The reserve was included within General and administrative in the Consolidated Statements of Operations and Comprehensive Income, and the reserve was fully paid into escrow and settled during the fiscal year ended August 29, 2020.

    As of November 28, 2020 and August 29, 2020, the Company had $1.3 million reserved for potential settlements.

Other

    The Company has entered into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Atkins and Quest brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of November 28, 2020, the Company will be required to make payments of $2.9 million over the next year.

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

Equity Warrants

    Prior to the Acquisition of Atkins, Conyers Park issued 6,700,000 private placement warrants. The Company assumed these private placement warrants in connection with the Acquisition of Atkins. As a result of the Acquisition of Atkins, the warrants issued by Conyers Park were no longer exercisable for shares of Conyers Park common stock, but were instead exercisable for common stock of the Company. All other features of the warrants were unchanged. As of November 28, 2020, the private placement warrants to purchase 6,700,000 shares of the Company’s common stock remain outstanding.

Stock Repurchase Program

    On November 13, 2018, the Company announced that its Board of Directors had adopted a $50.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The stock repurchase program may be suspended or discontinued at any time by the Company and does not have an expiration date.

    During the thirteen weeks ended November 28, 2020 and November 30, 2019, the Company did not repurchase any shares of common stock. As of November 28, 2020, approximately $47.9 million remained available under the stock repurchase program.

12. Earnings Per Share

    Basic earnings (loss) per share is based on the weighted average number of common shares issued and outstanding. In periods in which the Company has net income, diluted earnings per share is based on the weighted average number of common shares issued and outstanding and the effect of all dilutive common stock equivalents outstanding during each period. In periods in which the Company has a net loss, diluted earnings per share is based on the weighted average number of common shares issued and outstanding as the effect of including common stock equivalents outstanding would be anti-dilutive.

    The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share:

	Thirteen Weeks Ended
(In thousands, except per share data)	November 28, 2020	November 30, 2019
Basic earnings (loss) per share computation:
Numerator:
Net income (loss)	$22,500	$(4,793)
Denominator:
Weighted average common shares - basic	95,538,111	89,708,633
Basic earnings (loss) per share from net income (loss)	$0.24	$(0.05)
Diluted earnings (loss) per share computation:
Numerator:
Net income (loss)	$22,500	$(4,793)
Denominator:
Weighted average common shares outstanding - basic	95,538,111	89,708,633
Public and Private Warrants	3,216,252	—
Employee stock options	899,375	—
Non-vested shares	109,381	—
Weighted average common shares - diluted	99,763,119	89,708,633
Diluted earnings (loss) per share from net income (loss)	$0.23	$(0.05)

    Earnings (loss) per share calculations for the thirteen weeks ended November 28, 2020 and November 30, 2019 excluded 0.7 million and 2.7 million shares of stock options issuable upon exercise, respectively, that would have been anti-dilutive. Earnings per share for the thirteen weeks ended November 28, 2020 excluded an immaterial number of non-vested shares that would have been anti-dilutive. For the thirteen weeks ended November 30, 2019, the loss per share excluded 0.3 million of non-vested shares that would have been anti-dilutive.

13. Omnibus Incentive Plan

    Stock-based compensation includes stock options, restricted stock units, performance stock unit awards and stock appreciation rights, which are awarded to employees, directors, and consultants of the Company. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award based on their grant date fair value. Stock-based compensation expense is included within General and administrative expense, which is the same financial statement caption where the recipient’s other compensation is reported.

    The Company recorded stock-based compensation expense of $1.1 million and $1.7 million in the thirteen weeks ended November 28, 2020 and November 30, 2019, respectively.

Stock Options

    The following table summarizes stock option activity for the thirteen weeks ended November 28, 2020:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding as of August 29, 2020	2,615,899	$14.33
Granted	282,952	20.28
Exercised	(13,118)	12.00
Forfeited	(39,575)	23.08
Outstanding as of November 28, 2020	2,846,158	$14.81	7.34

Vested and expected to vest as of November 28, 2020	2,846,158	$14.81	7.34

Exercisable as of November 28, 2020	2,228,465	$13.22	6.85

    As of November 28, 2020, the Company had $4.0 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 2.1 years. During each of the thirteen weeks ended November 28, 2020 and November 30, 2019, the Company received $0.2 million in cash from stock option exercises.

Restricted Stock Units

    The following table summarizes restricted stock unit activity for the thirteen weeks ended November 28, 2020:

	Restricted Stock Units	Weighted average grant-date fair value
Non-vested as of August 29, 2020	208,023	$22.82
Granted	293,907	21.16
Vested	(63,759)	26.27
Forfeited	(12,530)	23.68
Non-vested as of November 28, 2020	425,641	$21.13

    As of November 28, 2020, the Company had $8.4 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 2.6 years.

Performance Stock Units

    During the thirteen weeks ended November 28, 2020, the Board of Directors granted performance stock units under the Company’s equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. Performance stock units were valued using a Monte-Carlo simulation.

    The following table summarizes performance stock unit activity for the thirteen weeks ended November 28, 2020:

	Performance Stock Units	Weighted average grant-date fair value
Non-vested as of August 29, 2020	295,256	$17.93
Granted	116,309	23.59
Vested	—	—
Forfeited	(26,400)	22.06
Non-vested as of November 28, 2020	385,165	$19.35

    As of November 28, 2020, the Company had $5.1 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.8 years.

Stock Appreciation Rights

    Stock appreciation rights ("SARs") permit the holder to participate in the appreciation of the Company's common stock price. The Company's SARs settle in shares of its common stock once the applicable vesting criteria has been met. SARs cliff vest 3 years from the date of grant and must be exercised within 10 years.

    The following table summarizes SARs activity for the thirteen weeks ended November 28, 2020:

	Shares Underlying SARs	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of August 29, 2020	150,000	$24.20
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of November 28, 2020	150,000	$24.20	8.93

Vested and expected to vest as of November 28, 2020	150,000	$24.20	8.93

Exercisable as of November 28, 2020	—	$—	0.00

    As of November 28, 2020, the Company had $0.3 million of total unrecognized compensation cost related to its SARs that will be recognized over a weighted average period of 1.93 years.

14. Segment and Customer Information

    Following the Acquisition of Quest, the Company's operations are organized into two operating segments, Atkins and Quest, which are aggregated into one reporting segment due to similar financial, economic and operating characteristics. The operating segments are also similar in the following areas: (a) the nature of the products; (b) the nature of the production processes; (c) the methods used to distribute products to customers, (d) the type of customer for the products; and, (e) the nature of the regulatory environment.

15. Restructuring and Related Charges

    In May 2020, the Company announced certain restructuring activities in conjunction with the implementation of the Company’s future-state organization design, which created a fully integrated organization with its completed Acquisition of Quest. The new organization design became effective on August 31, 2020. These restructuring plans primarily include workforce reductions, changes in management structure, and the relocation of business activities from one location to another.

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

    Changes to the restructuring liability during the thirteen weeks ended November 28, 2020 were as follows:

(in thousands)	Restructuring Liability
Balance as of August 29, 2020	$4,139
Charges	2,165
Cash payments	(5,966)
Non-cash settlements or adjustments	—
Balance as of November 28, 2020	$338

    In addition to the $2.2 million restructuring costs incurred related to one-time termination benefits and employee severance as shown above, the Company incurred a $0.4 million restructuring-related impairment charge in the thirteen weeks ended November 28, 2020 related to its operating lease right-of-use asset for its lease in Toronto, Ontario. As a result, for the thirteen weeks ended November 28, 2020, the Company incurred a total of $2.5 million in restructuring and restructuring related costs, which have been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income.

    As of November 28, 2020, the Company has incurred aggregate restructuring and restructuring-related costs of $8.0 million since May 2020. Overall, the Company expects to incur a total of approximately $9.2 million in restructuring and restructuring related costs, which are to be paid throughout fiscal 2021 and the first quarter of fiscal 2022.

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

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 29, 2020 (“Annual Report”) and our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Report. In addition to historical information, the following discussion contains forward-looking statements, including but not limited to, statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company’s expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified in Item 1A. “Risk Factors” of our Annual Report. The Company assumes no obligation to update any of these forward-looking statements.

    Unless the context requires otherwise in this Report, the terms “we,” “us,” “our,” the “Company” and “Simply Good Foods” refer to The Simply Good Foods Company and its subsidiaries.

Overview

    The Simply Good Foods Company is a consumer-packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. Our nutritious snacking platform consists of the following core brands that specialize in providing products for consumers that follow certain nutritional philosophies, dietary approaches and/or health-and-wellness trends: Atkins® for those following a low-carb lifestyle; and Quest® for consumers seeking to partner with a brand that makes the foods they crave work for them, not against them, through a variety of protein-rich foods and beverages that also limit sugars and simple carbs. We distribute our products in major retail channels, primarily in North America, including grocery, club and mass merchandise, as well as through e-commerce, convenience, specialty and other channels. Our portfolio of nutritious snacking brands gives us a strong platform with which to introduce new products, expand distribution, and attract new consumers to our products. Our platform also positions us to continue to selectively pursue acquisition opportunities of brands in the nutritious snacking category.

    To that end, in November 2019, we completed the acquisition of Quest Nutrition, LLC (“Quest”), a healthy lifestyle food company, for a cash purchase price of approximately $1.0 billion (subject to customary adjustments) (the “Acquisition of Quest”). For more information, please see “Liquidity and Capital Resources - Acquisition of Quest.”

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

    Beginning in the third quarter of 2020, we actively engaged with the various elements of our value chain, including our customers, contract manufacturers, and logistics and transportation providers, to meet demand for our products and to remain informed of any challenges within our value chain. Given the unpredictable nature of the COVID-19 pandemic and the initial surge in consumption, we increased finished goods inventory of some of our key products. In the fourth quarter of 2020 and continuing into the first quarter of 2021, consumption habits became more steady and inventory levels normalized. Based on information available to us as of the date of this Report, we believe we will be able to deliver our products to meet customer orders on a timely basis, and therefore, we expect our products will continue to be available for purchase to meet consumer meal replacement and snacking needs for the foreseeable future. We continue to monitor customer and consumer demand, and intend to adapt our plans as needed to continue to drive our business and meet our obligations during the evolving COVID-19 situation.

    We implemented remote work arrangements and restricted business travel in March 2020, and to date, these arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems, internal control over financial reporting, and disclosure controls and procedures. We believe our lean infrastructure, which allows for significant flexibility, speed-to-market and minimal capital investment, has enabled us to adjust our expenditures to maintain cash flow until the more fulsome reopening of the U.S. economy and the associated return of shopping behavior to more normal patterns occurs. We also believe the return of these shopping patterns along with our brand benefits of active nutrition and weight management will drive more better-for-you snacking and meal replacement usage occasions.

    Our consolidated results of operations for the thirteen weeks ended November 28, 2020 continued to be affected by changes in consumer shopping and consumption behavior due to COVID-19. The nutritional snacking category has experienced a marked decrease in shopping trips (particularly in the mass channel) and fewer usage occasions. There is still uncertainty related to the duration of reduced consumer mobility and when shopping trips will return to pre-pandemic levels, particularly in the mass market retail channel. This has affected our portable and convenient on-the-go products, especially the nutrition and protein bar portion of our business for both our Atkins and Quest brands. While our Quest brand has outperformed its portion of the nutritious snaking segment, the performance of our Atkins brand, which is part of the weight management portion of the market, has remained slower due to what we believe is the temporary softer interest in weight management for consumers, fewer on-the-go usage occasions and weakness in the mass channel that has experienced reduced shopper traffic during the pandemic.

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

Restructuring and Related Charges

    In May 2020, we announced certain restructuring activities in conjunction with the implementation of our future-state organization design, which created a fully integrated organization with our completed Acquisition of Quest. The new organization design became effective on August 31, 2020. These restructuring plans primarily include workforce reductions, changes in management structure, and the relocation of business activities from one location to another.

    For the thirteen weeks ended November 28, 2020, we incurred a total of $2.5 million in restructuring and restructuring related costs which have been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income. As of November 28, 2020, we have incurred aggregate restructuring and restructuring related costs of $8.0 million since May 2020. Overall, we expect to incur a total of approximately $9.2 million in restructuring and restructuring-related costs, which are to be paid throughout fiscal 2021 and the first quarter of fiscal 2022. Refer to Note 15, Restructuring and Related Charges, of our Notes to Unaudited Condensed Consolidated Financial Statements in this Report for additional information regarding restructuring activities.

SimplyProtein Sale

    Effective September 24, 2020, we sold the assets exclusively related to our SimplyProtein® brand of products for approximately $8.8 million of consideration, including cash of $5.8 million and a note receivable for $3.0 million, to a newly formed entity led by the Company’s former Canadian-based management team who had been responsible for this brand prior to the sale transaction (the "SimplyProtein Sale"). In addition to purchasing these assets, the buyer assumed certain liabilities related to the SimplyProtein brand’s business. There was no gain or loss recognized as a result of the SimplyProtein Sale. The transaction enables our management to focus its full time and our resources on our core Atkins® and Quest® branded businesses and other strategic initiatives.

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

Key Financial Definitions

    Net sales. Net sales consist primarily of product sales less the cost of promotional activities, slotting fees and other sales credits and adjustments, including product returns.

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

    Operating expenses. Operating expenses consist primarily of selling and marketing, general and administrative, depreciation and amortization, and business transaction costs. The following is a brief description of the components of operating expenses:

•Selling and marketing. Selling and marketing expenses are comprised of broker commissions, customer marketing, media and other marketing costs.

•General and administrative. General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support our business, including employee salaries, professional services, integration costs, restructuring costs, insurance and other general corporate expenses.

•Depreciation and amortization. Depreciation and amortization costs consist of costs associated with the depreciation of fixed assets and capitalized leasehold improvements and amortization of intangible assets.

•Business transaction costs. Business transaction costs are comprised of legal, due diligence, consulting and accounting firm expenses associated with the process of actively pursuing potential and completed business combinations, including the Acquisition of Quest.

Results of Operations

    Overall, the results in the first quarter of fiscal 2020 were better than expected amid the ongoing challenges of operating in the COVID-19 environment. The Acquisition of Quest and the strong performance of the Quest brand drove the increases in net sales and net operating income for the thirteen weeks ended November 28, 2020 compared to the thirteen weeks ended November 30, 2019. While we are encouraged with our start to fiscal year 2021, including the momentum of the Quest brand and the progress made against our strategic initiatives, there is still uncertainty related to when mobility, consumption behavior and shopping trips will return to pre-COVID-19 levels.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended November 28, 2020 and the Thirteen Weeks Ended November 30, 2019

    The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	November 28, 2020	% of Sales	November 30, 2019	% of Sales
Net sales	$231,152	100.0%	$152,153	100.0%
Cost of goods sold	137,111	59.3%	89,947	59.1%
Gross profit	94,041	40.7%	62,206	40.9%

Operating expenses:
Selling and marketing	25,195	10.9%	18,434	12.1%
General and administrative	25,415	11.0%	18,145	11.9%
Depreciation and amortization	4,244	1.8%	2,453	1.6%
Business transaction costs	—	—%	26,159	17.2%
Total operating expenses	54,854	23.7%	65,191	42.8%

Income (loss) from operations	39,187	17.0%	(2,985)	(2.0)%

Other income (expense):
Interest income	3	—%	1,379	0.9%
Interest expense	(8,372)	(3.6)%	(4,969)	(3.3)%
Gain on foreign currency transactions	9	—%	16	—%
Other income	47	—%	37	—%
Total other expense	(8,313)	(3.6)%	(3,537)	(2.3)%

Income (loss) before income taxes	30,874	13.4%	(6,522)	(4.3)%
Income tax expense (benefit)	8,374	3.6%	(1,729)	(1.1)%
Net income (loss)	$22,500	9.7%	$(4,793)	(3.2)%

Other financial data:
Adjusted EBITDA(1)	$48,697	21.1%	$31,795	20.9%

(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net income for each applicable period.

    Net sales. Net sales of $231.2 million represented an increase of $79.0 million, or 51.9%, for the thirteen weeks ended November 28, 2020 compared to the thirteen weeks ended November 30, 2019. The net sales increase of 51.9% was primarily attributable to the Acquisition of Quest, which drove 51.7% of the increase. The remaining 0.2% increase in net sales attributable to the legacy Atkins business was primarily driven by international sales growth, partially offset by a 1.7% decrease in net sales due to the SimplyProtein Sale in the first quarter of fiscal year 2021 as well as reduced sales volume due to the continued effects of COVID-19 related movement restrictions and stay-at-home orders.

    Cost of goods sold. Cost of goods sold increased $47.2 million, or 52.4%, for the thirteen weeks ended November 28, 2020 compared to the thirteen weeks ended November 30, 2019. The cost of goods sold increase was driven by sales volume growth attributable to the Acquisition of Quest.

    Gross profit. Gross profit increased $31.8 million, or 51.2%, for the thirteen weeks ended November 28, 2020 compared to the thirteen weeks ended November 30, 2019. Gross profit of $94.0 million, or 40.7% of net sales, for the thirteen weeks ended November 28, 2020 decreased 20 basis points from 40.9% of net sales for the thirteen weeks ended November 30, 2019. The decrease in gross profit margin was primarily the result of the Acquisition of Quest's lower gross profit margins, partially offset by a non-cash $2.4 million inventory purchase accounting step-up adjustment in the first quarter of fiscal year 2020.

    Operating expenses. Operating expenses decreased $10.3 million, or 15.9%, for the thirteen weeks ended November 28, 2020 compared to the thirteen weeks ended November 30, 2019 due to the following:

•Selling and marketing. Selling and marketing expenses increased $6.8 million, or 36.7%, for the thirteen weeks ended November 28, 2020 compared to the thirteen weeks ended November 30, 2019. The increase was primarily related to the Acquisition of Quest.

•General and administrative. General and administrative expenses increased $7.3 million, or 40.1%, for the thirteen weeks ended November 28, 2020 compared to the thirteen weeks ended November 30, 2019. The increase was primarily attributable to the Acquisition of Quest as well as restructuring charges of $2.5 million in the thirteen weeks ended November 28, 2020. These increases were partially offset by reductions in stock-based compensation and costs related to the integration of Quest.

•Depreciation and amortization. Depreciation and amortization expenses increased $1.8 million, or 73.0%, for the thirteen weeks ended November 28, 2020 compared to the thirteen weeks ended November 30, 2019. The increase was primarily due to amortization for the intangible assets recognized in the Acquisition of Quest of $2.2 million.

•Business transaction costs. Business transaction costs were $26.2 million for the thirteen weeks ended November 30, 2019 and was comprised of expenses related to the Acquisition of Quest.

    Interest income. Interest income decreased $1.4 million for the thirteen weeks ended November 28, 2020 compared to the thirteen weeks ended November 30, 2019 primarily due to $195.3 million of cash on hand being utilized for the Acquisition of Quest in the first quarter of fiscal year 2020 and lower market rates.

    Interest expense. Interest expense increased $3.4 million for the thirteen weeks ended November 28, 2020 compared to the thirteen weeks ended November 30, 2019 primarily due to the first quarter of fiscal year 2020 term loan funding of $460.0 million to partially finance the Acquisition of Quest.

    Gain on foreign currency transactions. The gain in foreign currency related to our international operations was nominal for the thirteen weeks ended November 28, 2020 and November 30, 2019.

    Income tax expense (benefit). Income tax expense increased $10.1 million, for the thirteen weeks ended November 28, 2020 compared to the thirteen weeks ended November 30, 2019. The increase in our income tax expense is primarily driven by higher pre-tax book income offset by other permanent differences.

    Net income (loss). Net income was $22.5 million for the thirteen weeks ended November 28, 2020, an increase of $27.3 million compared to the net loss of $4.8 million for the thirteen weeks ended November 30, 2019. The increase was primarily related to increased operating income and decreased transaction costs from the Acquisition of Quest in the first quarter of fiscal year 2020.

    Adjusted EBITDA. Adjusted EBITDA increased $16.9 million, or 53.2%, for the thirteen weeks ended November 28, 2020 compared to the thirteen weeks ended November 30, 2019, driven primarily by the Acquisition of Quest. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Reconciliation of Adjusted EBITDA

    Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines Adjusted EBITDA (earnings before interest, tax, depreciation, and amortization) as net income before interest income, interest expense, income tax expense, depreciation and amortization with further adjustments to exclude the following items: business transaction costs, stock-based compensation expense, inventory step-up, integration costs, restructuring costs, non-core legal costs, and other non-core expenses. The Company believes that the inclusion of these supplementary adjustments in presenting Adjusted EBITDA, when used in conjunction with net income, are appropriate to provide additional information to investors, and management of the Company uses Adjusted EBITDA to supplement net income because it reflects more accurately operating results of the on-going operations, enhances the overall understanding of past financial performance and future prospects and allows for greater transparency with respect to the key metrics the Company uses in its financial and operational decision making. The Company also believes that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

    The following unaudited tables below provide a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen weeks ended November 28, 2020 and November 30, 2019:

(In thousands)	Thirteen Weeks Ended
	November 28, 2020	November 30, 2019
Net income (loss)	$22,500	$(4,793)
Interest income	(3)	(1,379)
Interest expense	8,372	4,969
Income tax expense	8,374	(1,729)
Depreciation and amortization	4,513	2,525
EBITDA	43,756	(407)
Business transaction costs	—	26,159
Stock-based compensation expense	1,110	1,673
Inventory step-up	—	2,437
Integration of Quest	1,246	1,438
Restructuring	2,519	—
Non-core legal costs	—	479
Other (1)	66	16
Adjusted EBITDA	$48,697	$31,795
(1) Other items consist principally of exchange impact of foreign currency transactions and other expenses.

Reconciliation of Adjusted Diluted Earnings Per Share

    Adjusted Diluted Earnings Per Share. Adjusted Diluted Earnings Per Share is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to diluted earnings per share as an indicator of operating performance. Simply Good Foods defines Adjusted Diluted Earnings Per Share as diluted earnings per share before depreciation and amortization, business transaction costs, stock-based compensation expense, inventory step-up, integration costs, restructuring costs, non-core legal costs, and other non-core expenses, on a theoretical tax effected basis of such adjustments at an assumed statutory rate. The Company believes that the inclusion of these supplementary adjustments in presenting Adjusted Diluted Earnings per Share, when used in conjunction with diluted earnings per share, are appropriate to provide additional information to investors, and management of the Company uses Adjusted Diluted Earnings Per Share to supplement diluted earnings per shares because it reflects more accurately operating results of the on-going operations, enhances the overall understanding of past financial performance and future prospects and allows for greater transparency with respect to the key metrics the Company uses in its financial and operational decision making. The Company also believes that Adjusted Diluted Earnings per Share is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. Adjusted Diluted Earnings per Share may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

    The following unaudited tables below provide a reconciliation of Adjusted Diluted Earnings Per Share to its most directly comparable GAAP measure, which is diluted earnings per share, for the thirteen and thirteen weeks ended November 28, 2020 and November 30, 2019:

	Thirteen Weeks Ended
	November 28, 2020	November 30, 2019
Diluted earnings (loss) per share	$0.23	$(0.05)

Depreciation and amortization	0.03	0.02
Business transaction costs	—	0.22
Stock-based compensation expense	0.01	0.01
Inventory step-up	—	0.02
Integration of Quest	0.01	0.01
Restructuring	0.02	—
Non-core legal costs	—	—
Other (1)	—	—
Net loss impact on diluted earnings per share	—	(0.01)
Rounding (2)	(0.01)	—
Adjusted diluted earnings per share	$0.29	$0.22
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

    We had $91.5 million in cash and cash equivalents as of November 28, 2020. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

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

    On March 16, 2018 (the “Amendment Date”), we entered into an amendment (the “Repricing Amendment”) to the Credit Agreement. As a result of the Repricing Amendment, the interest rate on the Term Loan was reduced and, as of the Amendment Date, such loans had an interest rate equal to, at our option, either LIBOR plus an applicable margin of 3.50% or a base rate plus an applicable margin of 2.50%. The Repricing Amendment did not change the interest rate on the Revolving Credit Facility. The Revolving Credit Facility continued to bear interest based upon our consolidated net leverage ratio as of the last financial statements delivered to the administrative agent. No additional debt was incurred, or any proceeds received, by us in connection with the Repricing Amendment. The incremental fees paid to the administrative agent are reflected as additional debt discount and are amortized over the terms of the long-term financing agreements using the effective-interest method.

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

    The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the Credit Agreement) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all financial covenants as of November 28, 2020 and August 29, 2020, respectively.

    At November 28, 2020, the outstanding balance of the Term Facility was $581.5 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended November 28, 2020. As of November 28, 2020, there were no amounts drawn against the Revolving Credit Facility.

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

    The Acquisition of Quest was funded through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from an underwritten public offering of common stock, and $443.6 million of new term loan debt. In the third fiscal quarter of 2020, we received a post-closing release from escrow of approximately $2.1 million related to net working capital adjustments, resulting in a total net consideration paid of $986.8 million as of November 28, 2020. For the thirteen weeks ended November 30, 2019, we incurred business transaction costs $26.2 million.

Equity Warrants

    The Company’s private placement warrants to purchase 6,700,000 shares of common stock remain outstanding.

Cash Flows

    The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Thirteen Weeks Ended
	November 28, 2020	November 30, 2019
Net cash provided by (used in) operating activities	$15,197	$(7,928)
Net cash provided by (used in) investing activities	$5,593	$(985,731)
Net cash (used in) provided by financing activities	$(25,122)	$800,071

    Operating activities. Our net cash provided by operating activities increased $23.1 million to $15.2 million for the thirteen weeks ended November 28, 2020 compared to cash used in operating activities of $7.9 million for the thirteen weeks ended November 30, 2019. The increase in cash provided by operating activities was primarily driven by higher income before taxes due to the lack of significant business transaction and integration costs, partially offset by changes in working capital.

    Investing activities. Our net cash provided by investing activities was $5.6 million for the thirteen weeks ended November 28, 2020, which was primarily related to the $5.8 million of cash proceeds received from the SimplyProtein Sale. The net cash used in investing activities of $985.7 million for the thirteen weeks ended November 30, 2019 was primarily related to the cash paid for the Acquisition of Quest, net of cash acquired, of $984.2 million.

    Financing activities. Our net cash used in financing activities was $25.1 million for the thirteen weeks ended November 28, 2020 compared to net cash provided by financing activities of $800.1 million for the thirteen weeks ended November 30, 2019. Net cash used in financing activities for the thirteen weeks ended November 28, 2020 primarily consisted of a $25.0 million principal payment on the Term Facility. For the thirteen weeks ended November 30, 2019, net cash provided by financing activities included gross proceeds of $352.5 million from the Offering offset by issuance costs of $3.3 million, proceeds of $460.0 million from the Term Facility borrowing related to the Incremental Facility Amendment offset by issuance costs of $8.2 million, and a $1.0 million principal payment on the Term Facility.

Contractual Obligations

    Our contractual obligations are related to our Credit Agreement and our finance and operating leases. There have been no material changes to our contractual obligations from our Annual Report.

Off-Balance Sheet Arrangements

    As of November 28, 2020, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

    For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report. There have been no significant changes to our critical accounting policies since August 29, 2020. Refer to Note 2 of our unaudited interim condensed consolidated financial statements in this Report for further information regarding recently issued accounting standards.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

    There were no material changes in our market risk exposure during the thirteen week period ended November 28, 2020. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 28, 2020, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

    As of the first day of fiscal year 2021, the financial reporting of the Company's U.S. operations were fully integrated onto a single enterprise resource platform. Other than the integration and implementation of the enterprise resource platform, there were no changes in our internal controls over financial reporting during the quarter ended November 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	January 7, 2021	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)