Form 10-Q
period 2021-02-27
Simply Good Foods Co
filed 2021-04-08
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 2021

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

As of April 5, 2021, there were 95,762,832 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 27, 2021

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share and per share data)

	February 27, 2021	August 29, 2020
Assets
Current assets:
Cash and cash equivalents	$91,307	$95,847
Accounts receivable, net	97,329	89,740
Inventories	82,771	59,085
Prepaid expenses	4,894	3,644
Other current assets	12,833	11,947
Total current assets	289,134	260,263

Long-term assets:
Property and equipment, net	11,092	11,850
Intangible assets, net	1,146,039	1,158,768
Goodwill	543,134	544,774
Other long-term assets	32,119	32,790
Total assets	$2,021,518	$2,008,445

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$43,585	$32,240
Accrued interest	384	960
Accrued expenses and other current liabilities	36,313	38,007
Current maturities of long-term debt	278	271
Total current liabilities	80,560	71,478

Long-term liabilities:
Long-term debt, less current maturities	548,884	596,879
Deferred income taxes	92,536	84,352
Other long-term liabilities	20,880	22,765
Total liabilities	742,860	775,474
See commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 95,856,715 and 95,751,845 shares issued at February 27, 2021 and August 29, 2020, respectively	959	958
Treasury stock, 98,234 and 98,234 shares at cost at February 27, 2021 and August 29, 2020, respectively	(2,145)	(2,145)
Additional paid-in-capital	1,098,375	1,094,507
Retained earnings	182,150	140,530
Accumulated other comprehensive loss	(681)	(879)
Total stockholders’ equity	1,278,658	1,232,971
Total liabilities and stockholders’ equity	$2,021,518	$2,008,445

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Net sales	$230,607	$227,101	$461,759	$379,254
Cost of goods sold	140,342	141,707	277,453	231,654
Gross profit	90,265	85,394	184,306	147,600

Operating expenses:
Selling and marketing	26,150	27,041	51,345	45,475
General and administrative	26,562	28,103	51,977	46,248
Depreciation and amortization	4,212	4,287	8,456	6,740
Business transaction costs	—	694	—	26,853
Total operating expenses	56,924	60,125	111,778	125,316

Income from operations	33,341	25,269	72,528	22,284

Other income (expense):
Interest income	—	85	3	1,464
Interest expense	(7,995)	(10,589)	(16,367)	(15,558)
Gain (loss) on foreign currency transactions	975	(194)	984	(178)
Other income	112	8	159	45
Total other expense	(6,908)	(10,690)	(15,221)	(14,227)

Income before income taxes	26,433	14,579	57,307	8,057
Income tax expense	7,313	3,922	15,687	2,193
Net income	$19,120	$10,657	$41,620	$5,864

Other comprehensive income:
Foreign currency translation adjustments	243	(141)	198	(141)
Comprehensive income	$19,363	$10,516	$41,818	$5,723

Earnings per share from net income:
Basic	$0.20	$0.11	$0.43	$0.06
Diluted	$0.19	$0.11	$0.41	$0.06
Weighted average shares outstanding:
Basic	95,734,591	95,339,489	95,712,057	92,524,061
Diluted	101,152,896	100,336,571	100,604,137	97,597,614

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Twenty-Six Weeks Ended
	February 27, 2021	February 29, 2020
Operating activities
Net income	$41,620	$5,864
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,021	7,119
Amortization of deferred financing costs and debt discount	2,108	1,569
Stock compensation expense	3,594	3,795
Unrealized loss (gain) on foreign currency transactions	(985)	178
Deferred income taxes	8,119	2,485
Amortization of operating lease right-of-use asset	2,253	1,652
Loss on operating lease right-of-use asset impairment	681	—
Gain on lease termination	(154)	—
Other	216	789
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(7,015)	(19,062)
Inventories	(24,502)	768
Prepaid expenses	(1,191)	(873)
Other current assets	(674)	(5,808)
Accounts payable	10,275	(2,953)
Accrued interest	(577)	175
Accrued expenses and other current liabilities	(1,881)	(8,760)
Other assets and liabilities	(1,144)	(1,824)
Net cash provided by (used in) operating activities	39,764	(14,886)

Investing activities
Purchases of property and equipment	(449)	(481)
Issuance of note receivable	—	(1,250)
Acquisition of business, net of cash acquired	—	(984,201)
Proceeds from sale of business	5,800	—
Investments in intangible assets	(114)	—
Net cash provided by (used in) investing activities	5,237	(985,932)

Financing activities
Proceeds from option exercises	527	931
Tax payments related to issuance of restricted stock units	(252)	(80)
Payments on finance lease obligations	(168)	(157)
Principal payments of long-term debt	(50,000)	(21,000)
Proceeds from issuance of common stock	—	352,542
Equity issuance costs	—	(3,323)
Proceeds from issuance of long-term debt	—	460,000
Deferred financing costs	—	(8,208)
Net cash (used in) provided by financing activities	(49,893)	780,705

Cash and cash equivalents
Net decrease in cash	(4,892)	(220,113)
Effect of exchange rate on cash	352	(113)
Cash at beginning of period	95,847	266,341
Cash and cash equivalents at end of period	$91,307	$46,115

	Twenty-Six Weeks Ended
	February 27, 2021	February 29, 2020
Supplemental disclosures of cash flow information
Cash paid for interest	$14,835	$13,814
Cash paid for taxes	$10,023	$4,345
Non-cash investing and financing transactions
Non-cash proceeds from sale of business	$3,000	$—
Operating lease right-of-use assets recognized at ASU No 2016-02 transition	$—	$5,102
Finance lease right-of-use assets recognized at ASU No 2016-02 transition	$—	$1,185
Operating lease right-of-use assets recognized after ASU No 2016-02 transition	$316	$2,733

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 29, 2020	95,751,845	$958	98,234	$(2,145)	$1,094,507	$140,530	$(879)	$1,232,971
Net income	—	—	—	—	—	22,500	—	22,500
Stock-based compensation	—	—	—	—	1,110	—	—	1,110
Foreign currency translation adjustments	—	—	—	—	—	—	(45)	(45)
Shares issued upon vesting of restricted stock units	53,908	—	—	—	(201)	—	—	(201)
Exercise of options to purchase common stock	13,118	—	—	—	157	—	—	157
Balance at November 28, 2020	95,818,871	$958	98,234	$(2,145)	$1,095,573	$163,030	$(924)	$1,256,492
Net income	—	—	—	—	—	19,120	—	19,120
Stock-based compensation	—	—	—	—	2,484	—	—	2,484
Foreign currency translation adjustments	—	—	—	—	—	—	243	243
Shares issued upon vesting of restricted stock units	7,034	—	—	—	(51)	—	—	(51)
Exercise of options to purchase common stock	30,810	1	—	—	369	—	—	370
Balance at February 27, 2021	95,856,715	$959	98,234	$(2,145)	$1,098,375	$182,150	$(681)	$1,278,658

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 31, 2019	81,973,284	$820	98,234	$(2,145)	$733,775	$105,830	$(836)	$837,444
Net loss	—	—	—	—	—	(4,793)	—	(4,793)
Stock-based compensation	—	—	—	—	1,673	—	—	1,673
Public equity offering	13,379,205	134	—	—	349,085	—	—	349,219
Shares issued upon vesting of restricted stock units	46,911	—	—	—	(70)	—	—	(70)
Exercise of options to purchase common stock	17,372	—	—	—	208	—	—	208
Balance at November 30, 2019	95,416,772	$954	98,234	$(2,145)	$1,084,671	$101,037	$(836)	$1,183,681
Net income	—	—	—	—	—	10,657	—	10,657
Stock-based compensation	—	—	—	—	2,122	—	—	2,122
Foreign currency translation adjustments	—	—	—	—	—	—	(141)	(141)
Shares issued upon vesting of restricted stock units	771	—	—	—	(10)	—	—	(10)
Exercise of options to purchase common stock	58,994	1	—	—	723	—	—	724
Balance at February 29, 2020	95,476,537	$955	98,234	$(2,145)	$1,087,506	$111,694	$(977)	$1,197,033
See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited, dollars in thousands, except for share and per share data)

1. Nature of Operations and Principles of Consolidation

Description of Business

    The Simply Good Foods Company (“Simply Good Foods” or the "Company") is a consumer-packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. The Company’s nutritious snacking platform consists of the following core brands that specialize in providing products for consumers that follow certain nutritional philosophies, dietary approaches and/or health-and-wellness trends: Atkins® for those following a low-carb lifestyle; and Quest® for consumers seeking to partner with a brand that makes the foods they crave work for them, not against them, through a variety of protein-rich foods and beverages that also limit sugars and simple carbs. The Company distributes its products in major retail channels, primarily in North America, including grocery, club and mass merchandise, as well as through e-commerce, convenience, specialty and other channels. The Company's portfolio of nutritious snacking brands gives it a strong platform with which to introduce new products, expand distribution, and attract new consumers to its products. The Company's platform also positions it to continue to selectively pursue acquisition opportunities of brands in the nutritious snacking category.

    The common stock of Simply Good Foods is listed on the Nasdaq Capital Market under the symbol “SMPL.”

Unaudited Interim Condensed Consolidated Financial Statements

    The unaudited interim condensed consolidated financial statements include the accounts of Simply Good Foods and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to Simply Good Foods and its subsidiaries.

    The Company maintains its accounting records on a 52/53-week fiscal year, ending on the last Saturday in August of each year.

    The interim condensed consolidated financial statements and related notes of the Company and its subsidiaries are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim condensed consolidated financial statements reflect all adjustments and disclosures which are, in the Company's opinion, necessary for a fair presentation of the results of operations, financial position and cash flows for the indicated periods. All such adjustments were of a normal and recurring nature unless otherwise disclosed. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted. The results reported in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire fiscal year and should be read in conjunction with the Company's consolidated financial statements for the fiscal year ended August 29, 2020, included in our Annual Report on Form 10-K (“Annual Report”), filed with the SEC on October 28, 2020.

    The Company remains uncertain of the ultimate effect COVID-19 could have on its business notwithstanding the distribution of several U.S. government approved vaccines and various federal, state and local governments having begun to ease the movement restrictions and public health initiatives while continuing to adhere to enhanced safety measures, such as physical distancing and face mask protocols. This uncertainty as to the duration and severity of economic effects from the COVID-19 pandemic stems from the potential for, among other things, (i) continued rates of reported cases of COVID-19 and the potential for mutations of COVID-19 to result in increased rates of reported cases for which currently approved vaccines are not effective, (ii) unexpected supply chain disruptions, (iii) changes to customer operations, (iv) continued or additional changes in consumer purchasing and consumption behavior beyond those evidenced to date, and (v) the closure of customer establishments.

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

3. Business Combination

    On August 21, 2019, the Company's wholly-owned subsidiary Simply Good Foods USA, Inc., formerly known as Atkins Nutritionals, Inc., (“Simply Good USA”) entered into a Stock and Unit Purchase Agreement (the "Purchase Agreement") to acquire Quest Nutrition, LLC ("Quest"), a healthy lifestyle food company (the "Acquisition of Quest"). On November 7, 2019, Simply Good USA completed the Acquisition of Quest, via Simply Good USA’s direct or indirect acquisition of 100% of the equity interests of Voyage Holdings, LLC and VMG Quest Blocker, Inc. (the “Target Companies”) for a cash purchase price at closing of $988.9 million subject to customary post-closing adjustments for the Target Companies’ levels of cash, indebtedness, net working capital and transaction expenses as of the closing date.

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

    The Acquisition of Quest was funded by the Company through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from an underwritten public offering of common stock, and $443.6 million in new term loan debt. In the third fiscal quarter of 2020, the Company received a post-closing release from escrow of approximately $2.1 million related to net working capital adjustments, resulting in a total net consideration paid of $986.8 million as of February 27, 2021.

    For the twenty-six weeks ended February 29, 2020, Business transaction costs within the Consolidated Statements of Operations and Comprehensive Income were $26.9 million, which included $14.5 million of transaction advisory fees related to the Acquisition of Quest, $3.2 million of banker commitment fees, $6.1 million of non-deferrable debt issuance costs related to the incremental term loan, and $3.1 million of other costs, including legal, due diligence, and accounting fees. Included in the transaction advisory fees was $12.0 million paid to Centerview Partners LLC, an investment banking firm that served as the lead financial advisor to the Company for this transaction. Three members of the Company’s Board of Directors, Messrs. Kilts, West, and Ratzan, have business relationships with certain partners of Centerview Partners LLC (including relating to Centerview Capital Consumer, a private equity firm and affiliate of Conyers Park Sponsor

LLC), but they are not themselves partners, executives or employees of Centerview Partners LLC, and Centerview Partners LLC is not a related party of the Company pursuant to applicable rules and policies. The advisory fee paid to Centerview Partners LLC represented approximately 1.2% of the total cash purchase price paid by the Company on the closing date of the Acquisition of Quest. All transaction advisory fees relating to the Acquisition of Quest were approved by the Company’s Audit Committee.

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

    The Company completed its final assessment of purchase price allocation for the Acquisition of Quest to the estimated fair value of the net assets acquired at the date of acquisition during the first quarter of fiscal 2021. Since the initial preliminary estimates reported in the first fiscal quarter of 2020, the Company updated certain amounts reflected in the final purchase price allocation, as summarized in the fair values of assets acquired and liabilities assumed as set forth above. Specifically, the carrying amount of the intangible assets, net were increased by $20.0 million as a result of valuation adjustments related to the Company's finalization of tax attributes, which also resulted in a decrease to deferred income taxes of $3.2 million. Additionally, accounts receivable, net decreased $4.3 million and inventories increased $0.9 million due to fair value measurement period adjustments, and the carrying amount of property and equipment, net decreased by $0.5 million to reflect its estimated fair value. As a result of these adjustments and the change in total net consideration paid of approximately $2.1 million related to net working capital adjustments discussed above, goodwill decreased $21.5 million. Measurement period adjustments were recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date.

    The results of Quest's operations have been included in the Company's Consolidated Financial Statements since November 7, 2019, the date of acquisition. The following table provides net sales from the acquired Quest business included in the Company's results:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Net sales(1)	$105,025	$88,305	$200,794	$105,387
(1) Net sales for the thirteen and twenty-six weeks ended February 27, 2021 excludes immaterial international net sales.

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

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
(in thousands)	February 29, 2020	February 29, 2020
Revenue	$227,101	$447,657
Gross profit	$90,479	$178,667
Net income	$15,049	$30,697

4. Revenue Recognition

    Revenues from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and core brands:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
North America
Atkins	$114,155	$131,435	$236,916	$259,247
Quest(2)	105,025	88,305	200,794	105,387
Total North America(1)	219,180	219,740	437,710	364,634
International	11,427	7,361	24,049	14,620
Total net sales	$230,607	$227,101	$461,759	$379,254
(1) Revenue within the North America geographic area substantially relates to the United States and includes the divested SimplyProtein brand.
(2) Quest net sales are primarily in North America.

    Charges related to credit loss on accounts receivables from transactions with external customers were nominal for each of the thirteen and twenty-six weeks ended February 27, 2021 and were approximately $0.1 million for each of the thirteen and twenty-six weeks ended February 29, 2020. As of February 27, 2021 and August 29, 2020, the allowance for doubtful accounts related to these accounts receivable was $0.6 million and $0.5 million, respectively.

5. Goodwill and Intangibles

    Changes to Goodwill during the thirteen week period ended February 27, 2021 were as follows:

(in thousands)	Goodwill
Balance as of August 29, 2020	$544,774
Acquisition of business, measurement period adjustment	1,178
Sale of business	(2,818)
Balance as of February 27, 2021	$543,134

    The change in Goodwill attributed to the acquisition of a business during the twenty-six weeks ended February 27, 2021 was the result of measurement period adjustments made to finalize the acquisition method of accounting for the Acquisition of Quest as described in Note 3. Additionally, effective September 24, 2020, the Company sold the assets exclusively related to its SimplyProtein® brand of products for approximately $8.8 million of consideration, including cash of $5.8 million and a note receivable for $3.0 million, to a newly formed entity led by the Company’s former Canadian-based management team who had been responsible for this brand prior to the sale transaction (the "SimplyProtein Sale"). In addition to purchasing these assets, the buyer assumed certain liabilities related to the SimplyProtein brand’s business. There was no gain or loss recognized as a result of the SimplyProtein Sale. In conjunction with the SimplyProtein Sale, the Company disposed of $2.8 million of goodwill associated with the SimplyProtein business.

    There were no impairment charges related to goodwill during the thirteen and twenty-six weeks ended February 27, 2021 or since the inception of the Company.

    Intangible assets, net in the Consolidated Balance Sheets consist of the following:

				February 27, 2021
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	24,303	149,697
Proprietary recipes and formulas	7 years			7,000	3,631	3,369
Licensing agreements	14 years			22,000	5,706	16,294
Software and website development costs	3	-	5 years	5,302	2,678	2,624
Intangible assets in progress	3	-	5 years	55	—	55
				$1,182,357	$36,318	$1,146,039

				August 29, 2020
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$979,000	$—	$979,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	18,503	155,497
Proprietary recipes and formulas	7 years			7,000	3,131	3,869
Licensing agreements	14 years			22,000	4,920	17,080
Software and website development costs	3	-	5 years	5,967	2,645	3,322
				$1,187,967	$29,199	$1,158,768

    Changes in Intangible assets, net during the twenty-six weeks ended February 27, 2021 were primarily related to the SimplyProtein Sale and recurring amortization expense. In conjunction with the SimplyProtein Sale, the Company sold its SimplyProtein brand intangible asset, which had a carrying value of approximately $5.0 million as of the date of the sale. Amortization expense related to intangible assets during each of the thirteen weeks ended February 27, 2021 and February 29, 2020 was $3.9 million, respectively. Amortization expense related to intangible assets during the twenty-six weeks ended February 27, 2021 and February 29, 2020 was $7.7 million and $6.2 million, respectively. There were no impairment charges related to intangible assets during the thirteen and twenty-six weeks ended February 27, 2021 and February 29, 2020.

    Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2021	$7,674
2022	15,224
2023	14,938
2024	14,257
2025	13,171
2026 and thereafter	106,720
Total	$171,984

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

    The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the Credit Agreement) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all financial covenants as of February 27, 2021 and August 29, 2020, respectively.

    Long-term debt consists of the following:

(In thousands)	February 27, 2021	August 29, 2020
Term Facility (effective rate of 4.8% at February 27, 2021)	$556,500	$606,500
Finance lease liabilities (effective rate of 5.6% at February 27, 2021)	826	922
Less: Deferred financing fees	8,164	10,272
Total debt	549,162	597,150
Less: Current finance lease liabilities	278	271
Long-term debt, net of deferred financing fees	$548,884	$596,879

    The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended February 27, 2021. The outstanding balance of the Term Facility is due upon its maturity in July 2024. Additionally, as of February 27, 2021 and August 29, 2020, there were no amounts drawn against the Revolving Credit Facility.

    As of February 27, 2021, the Company had letters of credit in the amount of $4.2 million outstanding. These letters of credit offset against the availability of the Revolving Credit Facility and exist to support three of the Company's leased buildings and insurance programs relating to workers' compensation. No amounts were drawn against these letters of credit at February 27, 2021.

    The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of February 27, 2021 and August 29, 2020, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of February 27, 2021 and August 29, 2020 due to the relatively short maturity of these instruments.

8. Income Taxes

    The tax expense and the effective tax rate resulting from operations were as follows:

	Twenty-Six Weeks Ended
(In thousands)	February 27, 2021	February 29, 2020
Income before income taxes	$57,307	$8,057
Income tax expense	$15,687	$2,193
Effective tax rate	27.4%	27.2%

    The effective tax rate for the twenty-six weeks ended February 27, 2021 was 0.2% greater than the effective tax rate for the twenty-six weeks ended February 29, 2020, which was primarily driven by permanent differences.

9. Leases

    The components of lease expense were as follows:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	Statement of Operations Caption	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$1,496	$1,441	$2,994	$2,247
Variable lease cost (1)	Cost of goods sold and General and administrative	378	426	776	736
Operating lease cost		1,874	1,867	3,770	2,983

Short term lease cost	General and administrative	—	18	—	24

Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	68	66	136	136
Interest on lease liabilities	Interest expense	12	16	25	32
Total finance lease cost		80	82	161	168

Total lease cost		$1,954	$1,967	$3,931	$3,175
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

    In conjunction with the Company's restructuring activities as discussed in Note 14, the Company incurred impairment charges of $0.3 million and $0.7 million in the thirteen and twenty-six weeks ended February 27, 2021, respectively, related to its operating lease right-of-use assets for leases in Toronto, Ontario and the Netherlands. Additionally, the Company terminated the lease in Toronto, Ontario, which resulted in a gain on lease termination of $0.2 million in the thirteen and twenty-six weeks ended February 27, 2021. The effect of these restructuring activities has been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income. Refer to Note 14, Restructuring and Related Charges, for additional information regarding restructuring activities.

    The gross amounts of assets and liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheet Caption	February 27, 2021	August 29, 2020
Assets
Operating lease right-of-use assets	Other long-term assets	$23,089	$25,703
Finance lease right-of-use assets	Property and equipment, net	776	912
Total lease assets		$23,865	$26,615

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$4,235	$4,329
Finance lease liabilities	Current maturities of long-term debt	278	271
Long-term:
Operating lease liabilities	Other long-term liabilities	20,880	22,764
Finance lease liabilities	Long-term debt, less current maturities	548	651
Total lease liabilities		$25,941	$28,015

    Future maturities of lease liabilities as of February 27, 2021 were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2021	$2,935	$157
2022	4,607	313
2023	4,071	278
2024	4,232	145
2025	3,838	—
Thereafter	11,050	—
Total lease payments	30,733	893
Less: Interest	(5,618)	(67)
Present value of lease liabilities	$25,115	$826

    As of February 27, 2021, the Company had entered into a lease with estimated total minimum future lease payments of $32.2 million over a 10.0-year minimum lease term that had not yet commenced, and as a result it is not recorded on the Consolidated Balance Sheets. The Company expects the lease to commence in fiscal year 2021, and the Company has the option to renew the lease for an additional 5.0 years or 10.0 years after the minimum lease term.

    The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases were as follows:

	February 27, 2021	August 29, 2020
Weighted-average remaining lease term (in years)
Operating leases	6.76	6.97
Finance leases	2.92	3.41
Weighted-average discount rate
Operating leases	5.8%	5.7%
Finance leases	5.6%	5.6%

    Supplemental and other information related to leases was as follows:

	Twenty-Six Weeks Ended
(In thousands)	February 27, 2021	February 29, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,689	$2,817
Operating cash flows from finance leases	12	9
Financing cash flows from finance leases	$157	$157

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

    As of February 27, 2021 and August 29, 2020, the Company had $0.7 million and $1.3 million reserved for potential settlements, respectively.

Other

    The Company has entered into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Atkins and Quest brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of February 27, 2021, the Company will be required to make payments of $2.8 million over the next year.

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

Equity Warrants

    Prior to the Acquisition of Atkins, Conyers Park issued 6,700,000 private placement warrants. The Company assumed these private placement warrants in connection with the Acquisition of Atkins. As a result of the Acquisition of Atkins, the warrants issued by Conyers Park were no longer exercisable for shares of Conyers Park common stock, but were instead exercisable for common stock of the Company. All other features of the warrants were unchanged. As of February 27, 2021, the private placement warrants to purchase 6,700,000 shares of the Company’s common stock remain outstanding.

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

    During the twenty-six weeks ended February 27, 2021 and February 29, 2020, the Company did not repurchase any shares of common stock. As of February 27, 2021, approximately $47.9 million remained available under the stock repurchase program.

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

    The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except per share data)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Basic earnings per share computation:
Numerator:
Net income	$19,120	$10,657	$41,620	$5,864
Denominator:
Weighted average common shares - basic	95,734,591	95,339,489	95,712,057	92,524,061
Basic earnings per share from net income	$0.20	$0.11	$0.43	$0.06
Diluted earnings per share computation:
Numerator:
Net income	$19,120	$10,657	$41,620	$5,864
Denominator:
Weighted average common shares outstanding - basic	95,734,591	95,339,489	95,712,057	92,524,061
Public and Private Warrants	3,928,303	3,706,986	3,607,125	3,766,141
Employee stock options	1,205,376	1,173,631	1,056,707	1,194,968
Non-vested shares	284,626	116,465	228,248	112,444
Weighted average common shares - diluted	101,152,896	100,336,571	100,604,137	97,597,614
Diluted earnings per share from net income	$0.19	$0.11	$0.41	$0.06

    Earnings per share calculations for the thirteen weeks ended February 27, 2021 and February 29, 2020 excluded 0.2 million and 0.4 million shares underlying stock options issuable upon exercise, respectively, that would have been anti-dilutive. Earnings per share calculations for the thirteen weeks ended February 27, 2021 excluded an immaterial number of non-vested shares that would have been anti-dilutive.

    Earnings per share calculations for the twenty-six weeks ended February 27, 2021 and February 29, 2020 excluded 0.6 million and 0.3 million shares underlying stock options issuable upon exercise, respectively, that would have been anti-dilutive. Earnings per share for the twenty-six weeks ended February 27, 2021 excluded an immaterial number of non-vested shares that would have been anti-dilutive.

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

    The Company recorded stock-based compensation expense of $2.5 million and $2.1 million in the thirteen weeks ended February 27, 2021 and February 29, 2020, respectively, and $3.6 million and $3.8 million in the twenty-six weeks ended February 27, 2021 and February 29, 2020, respectively.

Stock Options

    The following table summarizes stock option activity for the twenty-six weeks ended February 27, 2021:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding as of August 29, 2020	2,615,899	$14.33
Granted	289,555	20.47
Exercised	(43,928)	12.00
Forfeited	(39,575)	23.08
Outstanding as of February 27, 2021	2,821,951	$14.88	7.11

Vested and expected to vest as of February 27, 2021	2,821,951	$14.88	7.11

Exercisable as of February 27, 2021	2,197,655	$13.24	6.61

    As of February 27, 2021, the Company had $3.5 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.9 years. During the twenty-six weeks ended February 27, 2021 and February 29, 2020, the Company received $0.5 million and $0.9 million in cash from stock option exercises, respectively.

Restricted Stock Units

    The following table summarizes restricted stock unit activity for the twenty-six weeks ended February 27, 2021:

	Restricted Stock Units	Weighted average grant-date fair value
Non-vested as of August 29, 2020	208,023	$22.82
Granted	311,873	21.57
Vested	(72,568)	25.89
Forfeited	(15,706)	22.99
Non-vested as of February 27, 2021	431,622	$21.39

    As of February 27, 2021, the Company had $7.6 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 2.2 years.

Performance Stock Units

    During the twenty-six weeks ended February 27, 2021, the Board of Directors granted performance stock units under the Company’s equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. Performance stock units were valued using a Monte-Carlo simulation.

    The following table summarizes performance stock unit activity for the twenty-six weeks ended February 27, 2021:

	Performance Stock Units	Weighted average grant-date fair value
Non-vested as of August 29, 2020	295,256	$17.93
Granted	116,309	23.59
Vested	—	—
Forfeited	(26,400)	22.06
Non-vested as of February 27, 2021	385,165	$19.35

    As of February 27, 2021, the Company had $4.4 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.6 years.

Stock Appreciation Rights

    Stock appreciation rights ("SARs") permit the holder to participate in the appreciation of the Company's common stock price. The Company's SARs settle in shares of its common stock once the applicable vesting criteria has been met. SARs cliff vest 3 years from the date of grant and must be exercised within 10 years.

    The following table summarizes SARs activity for the twenty-six weeks ended February 27, 2021:

	Shares Underlying SARs	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of August 29, 2020	150,000	$24.20
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of February 27, 2021	150,000	$24.20	8.68

Vested and expected to vest as of February 27, 2021	150,000	$24.20	8.68

Exercisable as of February 27, 2021	—	$—	0.00

    As of February 27, 2021, the Company had $0.2 million of total unrecognized compensation cost related to its SARs that will be recognized over a weighted average period of 1.7 years.

14. Restructuring and Related Charges

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

    Changes to the restructuring liability during the twenty-six weeks ended February 27, 2021 were as follows:

(in thousands)	Termination benefits and severance	Other	Restructuring Liability
Balance as of August 29, 2020	$4,139	$—	$4,139
Charges	3,118	144	3,262
Cash payments	(6,146)	(144)	(6,290)
Non-cash settlements or adjustments	—	—	—
Balance as of February 27, 2021	$1,111	$—	$1,111

    In addition to the restructuring costs shown above, the Company incurred impairment charges of $0.3 million and $0.7 million in the thirteen and twenty-six weeks ended February 27, 2021, respectively, related to its operating lease right-of-use assets for leases in Toronto, Ontario and the Netherlands. Additionally, the Company terminated the lease in Toronto, Ontario, which resulted in a gain on lease termination of $0.2 million in the thirteen and twenty-six weeks ended February 27, 2021. As a result, for the thirteen and twenty-six weeks ended February 27, 2021, the Company incurred a total of $1.3 million and $3.8 million in restructuring and restructuring related costs, respectively, which have been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income.

    As of February 27, 2021, the Company has incurred aggregate restructuring and restructuring-related costs of $9.3 million since May 2020. Overall, the Company expects to incur a total of approximately $10.0 million in restructuring and restructuring related costs, which are to be paid throughout fiscal 2021 and the first quarter of fiscal 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements include, but are not limited to, the effect of the COVID-19 pandemic on our business, financial condition and results of operations. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. Such risks and uncertainties include those related to our ability to sell our products.

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

    Beginning in the third quarter of 2020, we actively engaged with the various elements of our value chain, including our customers, contract manufacturers, and logistics and transportation providers, to meet demand for our products and to remain informed of any challenges within our value chain. Given the unpredictable nature of the COVID-19 pandemic and the initial surge in consumption, we increased finished goods inventory of some of our key products. In the fourth quarter of 2020 and continuing into the second quarter of 2021, consumer consumption habits became more steady and inventory levels normalized. Based on information available to us as of the date of this Report, we believe we will be able to deliver our products to meet customer orders on a timely basis, and therefore, we expect our products will continue to be available for purchase to meet consumer meal replacement and snacking needs for the foreseeable future.

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

    During the fiscal second quarter of 2021, several vaccines were first authorized for use against COVID-19 in the United States and internationally. As a result of distribution of the vaccines, various federal, state and local government have begun to ease the movement restrictions and initiatives while continuing to adhere to enhanced safety measures, such as physical distancing and face mask protocols. However, the uncertainty continues to exist regarding the severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments and deployment, potential mutations of COVID-19, and the effect of actions taken and that will be taken to contain COVID-19 or treat its effect, among others.

    Our consolidated results of operations for the thirteen and twenty-six weeks ended February 27, 2021 continued to be affected by changes in consumer shopping and consumption behavior due to COVID-19. The nutritional snacking category has experienced a marked decrease in shopping trips (particularly in the mass channel) and fewer usage occasions. There is still uncertainty related to the duration of reduced consumer mobility and when shopping trips will return to pre-pandemic levels, particularly in the mass market retail channel. This has affected our portable and convenient on-the-go products, especially the nutrition and protein bar portion of our business for both our Atkins and Quest brands. While our Quest brand has outperformed its portion of the nutritious snaking segment, the performance of our Atkins brand, which is part of the weight management portion of the market, has remained slower due to what we believe is the temporary softer interest in weight management for consumers, fewer on-the-go usage occasions and weakness in the mass channel that has experienced reduced shopper traffic during the pandemic.

    We remain uncertain of the ultimate effect COVID-19 could have on our business notwithstanding the distribution of several U.S. government approved vaccines and various federal, state and local governments having begun to ease the movement restrictions and public health initiatives while continuing to adhere to enhanced safety measures, such as physical distancing and face mask protocols. This uncertainty as to the duration and severity of economic effects from severity of economic effects from the COVID-19 pandemic stems from the potential for, among other things, (i) continued rates of reported cases of COVID-19 and the potential for mutations of COVID-19 to result in increased rates of reported cases for which currently approved vaccines are not effective, (ii) unexpected supply chain disruptions, (iii) changes to customer operations, (iv) continued or additional changes in consumer purchasing and consumption behavior beyond those evidenced to date, and (v) the closure of customer establishments.

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

    For the thirteen and twenty-six weeks ended February 27, 2021, we incurred a total of $1.3 million and $3.8 million in restructuring and restructuring related costs, respectively, which have been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income. As of February 27, 2021, we have incurred aggregate restructuring and restructuring related costs of $9.3 million since May 2020. Overall, we expect to incur a total of approximately $10.0 million in restructuring and restructuring-related costs, which are to be paid throughout fiscal 2021 and the first quarter of fiscal 2022. Refer to Note 14, Restructuring and Related Charges, of our Notes to Unaudited Condensed Consolidated Financial Statements in this Report for additional information regarding restructuring activities.

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

Results of Operations

    In the second quarter of fiscal 2021, we were able to continue to drive net sales and earnings growth in a challenging operating environment. The strong performance of the Quest brand drove the increases in net sales and net income for the thirteen weeks ended February 27, 2021 compared to the thirteen weeks ended February 29, 2020. We are encouraged by our business's performance in the first half of fiscal year 2021, including the momentum of the Quest brand and the progress made against our strategic initiatives, however there is still uncertainty related to when customer mobility, consumption behavior and shopping trips will return to pre-COVID-19 levels. However, we anticipate there will be overall marketplace trend improvements in the second half of fiscal 2021 as consumer mobility and on-the-go consumption increases.

    In assessing the performance of our business, we consider a number of key performance indicators used by management and typically used by our competitors, including the non-GAAP measure Adjusted EBITDA. Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. See “Reconciliation of Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net income for each applicable period.

Comparison of Unaudited Results for the Thirteen Weeks Ended February 27, 2021 and the Thirteen Weeks Ended February 29, 2020

    The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	February 27, 2021	% of Sales	February 29, 2020	% of Sales
Net sales	$230,607	100.0%	$227,101	100.0%
Cost of goods sold	140,342	60.9%	141,707	62.4%
Gross profit	90,265	39.1%	85,394	37.6%

Operating expenses:
Selling and marketing	26,150	11.3%	27,041	11.9%
General and administrative	26,562	11.5%	28,103	12.4%
Depreciation and amortization	4,212	1.8%	4,287	1.9%
Business transaction costs	—	—%	694	0.3%
Total operating expenses	56,924	24.7%	60,125	26.5%

Income from operations	33,341	14.5%	25,269	11.1%

Other income (expense):
Interest income	—	—%	85	—%
Interest expense	(7,995)	(3.5)%	(10,589)	(4.7)%
Gain (loss) on foreign currency transactions	975	0.4%	(194)	(0.1)%
Other income	112	—%	8	—%
Total other expense	(6,908)	(3.0)%	(10,690)	(4.7)%

Income before income taxes	26,433	11.5%	14,579	6.4%
Income tax expense	7,313	3.2%	3,922	1.7%
Net income	$19,120	8.3%	$10,657	4.7%

Other financial data:
Adjusted EBITDA(1)	$42,644	18.5%	$41,731	18.4%

(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net income for each applicable period.

    Net sales. Net sales of $230.6 million represented an increase of $3.5 million, or 1.5%, for the thirteen weeks ended February 27, 2021 compared to the thirteen weeks ended February 29, 2020. The net sales increase of 1.5% was primarily driven by Quest brand net sales growth and solid e-commerce growth across both the Atkins brand and Quest brand. The increase was partially offset by a 1.2% decrease in net sales due to the SimplyProtein Sale and the restructuring related business activities in Europe in fiscal year 2021. Additionally, net sales in the thirteen weeks ended February 27, 2021 were negatively affected by the timing of seasonal inventory shipments as well as higher trade promotions.

    Cost of goods sold. Cost of goods sold decreased $1.4 million, or 1.0%, for the thirteen weeks ended February 27, 2021 compared to the thirteen weeks ended February 29, 2020. The cost of goods sold decrease was driven by the effect of the $5.1 million non-cash inventory step-up related to the Acquisition of Quest in fiscal year 2020, partially offset by sales volume growth primarily attributable to the Quest brand as discussed above.

    Gross profit. Gross profit increased $4.9 million, or 5.7%, for the thirteen weeks ended February 27, 2021 compared to the thirteen weeks ended February 29, 2020. Gross profit of $90.3 million, or 39.1% of net sales, for the thirteen weeks ended February 27, 2021 increased 150 basis points from 37.6% of net sales for the thirteen weeks ended February 29, 2020. The increase in gross profit margin was primarily the result of a $5.1 million non-cash inventory purchase accounting step-up adjustment which resulted in a 220 basis point headwind in fiscal year 2020. This increase was partially offset by higher trade promotions in fiscal year 2021.

    Operating expenses. Operating expenses decreased $3.2 million, or 5.3%, for the thirteen weeks ended February 27, 2021 compared to the thirteen weeks ended February 29, 2020 due to the following:

•Selling and marketing. Selling and marketing expenses decreased $0.9 million, or 3.3%, for the thirteen weeks ended February 27, 2021 compared to the thirteen weeks ended February 29, 2020. The decrease was primarily related to the SimplyProtein Sale and the restructuring related business activities in Europe in fiscal year 2021.

•General and administrative. General and administrative expenses decreased $1.5 million, or 5.5%, for the thirteen weeks ended February 27, 2021 compared to the thirteen weeks ended February 29, 2020. The decrease was primarily attributable to a $2.9 million reduction in costs related to the integration of Quest, partially offset by an increase in restructuring charges of $1.3 million in the thirteen weeks ended February 27, 2021.

•Depreciation and amortization. Depreciation and amortization expenses decreased slightly to $4.2 million for the thirteen weeks ended February 27, 2021 compared to $4.3 million for the thirteen weeks ended February 29, 2020.

•Business transaction costs. Business transaction costs were $0.7 million for the thirteen weeks ended February 29, 2020 and was comprised of expenses related to the Acquisition of Quest.

    Interest income. Interest income was nominal for each of the thirteen weeks ended February 27, 2021 and February 29, 2020.

    Interest expense. Interest expense decreased $2.6 million for the thirteen weeks ended February 27, 2021 compared to the thirteen weeks ended February 29, 2020 primarily due to principal payments reducing the outstanding balance of the Term Facility (as defined below) to $556.5 million as of February 27, 2021 from $635.5 million as of February 29, 2020.

    Gain (loss) on foreign currency transactions. A gain of $1.0 million in foreign currency transactions was recorded for the thirteen weeks ended February 27, 2021 compared to a foreign currency loss of $0.2 million for the thirteen weeks ended February 29, 2020. The change relates to changes in foreign currency rates related to international operations.

    Income tax expense. Income tax expense increased $3.4 million, for the thirteen weeks ended February 27, 2021 compared to the thirteen weeks ended February 29, 2020. The increase in our income tax expense is primarily driven by higher pre-tax book income offset by permanent differences.

    Net income. Net income was $19.1 million for the thirteen weeks ended February 27, 2021, an increase of $8.5 million compared to net income of $10.7 million for the thirteen weeks ended February 29, 2020. The increase was primarily related to increased gross profit as well as reductions to operating expenses and interest expense as discussed above.

    Adjusted EBITDA. Adjusted EBITDA increased $0.9 million, or 2.2%, for the thirteen weeks ended February 27, 2021 compared to the thirteen weeks ended February 29, 2020. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Comparison of Unaudited Results for the Twenty-Six Weeks Ended February 27, 2021 and the Twenty-Six Weeks Ended February 29, 2020

    The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	February 27, 2021	% of Sales	February 29, 2020	% of Sales
Net sales	$461,759	100.0%	$379,254	100.0%
Cost of goods sold	277,453	60.1%	231,654	61.1%
Gross profit	184,306	39.9%	147,600	38.9%

Operating expenses:
Selling and marketing	51,345	11.1%	45,475	12.0%
General and administrative	51,977	11.3%	46,248	12.2%
Depreciation and amortization	8,456	1.8%	6,740	1.8%
Business transaction costs	—	—%	26,853	7.1%
Total operating expenses	111,778	24.2%	125,316	33.0%

Income from operations	72,528	15.7%	22,284	5.9%

Other income (expense):
Interest income	3	—%	1,464	0.4%
Interest expense	(16,367)	(3.5)%	(15,558)	(4.1)%
Gain (loss) on foreign currency transactions	984	0.2%	(178)	—%
Other income	159	—%	45	—%
Total other expense	(15,221)	(3.3)%	(14,227)	(3.8)%

Income before income taxes	57,307	12.4%	8,057	2.1%
Income tax expense	15,687	3.4%	2,193	0.6%
Net income	$41,620	9.0%	$5,864	1.5%

Other financial data:
Adjusted EBITDA(1)	$91,341	19.8%	$73,526	19.4%

(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net income for each applicable period.

    Net sales. Net sales of $461.8 million represented an increase of $82.5 million, or 21.8%, for the twenty-six weeks ended February 27, 2021 compared to the twenty-six weeks ended February 29, 2020. The net sales increase of 21.8% was primarily attributable to the Quest brand, which increased net sales by 25.2%, due to Quest's partial inclusion in our results of operations in fiscal year 2020 as compared to fiscal year 2021 as well as post-acquisition Quest brand sales volume growth. These increases in net sales were partially offset by decreased sales volume of approximately 1.4% related to the SimplyProtein Sale and the restructuring related business activities in Europe in fiscal year 2021. Additionally, the continued effects of COVID-19 related movement restrictions as well as higher trade promotions partially offset the overall increase in net sales.

    Cost of goods sold. Cost of goods sold increased $45.8 million, or 19.8%, for the twenty-six weeks ended February 27, 2021 compared to the twenty-six weeks ended February 29, 2020. The cost of goods sold increase was driven by sales volume growth primarily attributable to the Quest brand as discussed above, which was partially offset by the effect of the $7.5 million non-cash inventory step-up related to the Acquisition of Quest.

    Gross profit. Gross profit increased $36.7 million, or 24.9%, for the twenty-six weeks ended February 27, 2021 compared to the twenty-six weeks ended February 29, 2020. Gross profit of $184.3 million, or 39.9% of net sales, for the twenty-six weeks ended February 27, 2021 increased 100 basis points from 38.9% of net sales for the twenty-six weeks ended February 29, 2020. The increase in gross margin was primarily the result of the $7.5 million non-cash inventory step-up related to the Acquisition of Quest in fiscal year 2020 offset by higher trade promotions in fiscal year 2021.

    Operating expenses. Operating expenses decreased $13.5 million, or 10.8%, for the twenty-six weeks ended February 27, 2021 compared to the twenty-six weeks ended February 29, 2020 due to the following:

•Selling and marketing. Selling and marketing expenses increased $5.9 million, or 12.9%, for the twenty-six weeks ended February 27, 2021 compared to the twenty-six weeks ended February 29, 2020. The increase was primarily related to Quest's partial inclusion in our results of operations in fiscal year 2020 as compared to fiscal year 2021, which was partially offset by decreased selling and marketing expenses related to the SimplyProtein Sale and the restructuring related business activities in Europe.

•General and administrative. General and administrative expenses increased $5.7 million, or 12.4%, for the twenty-six weeks ended February 27, 2021 compared to the twenty-six weeks ended February 29, 2020. The increase was primarily attributable to Quest's partial inclusion in our results of operations in fiscal year 2020 as compared to fiscal year 2021 as well as restructuring charges of $3.8 million in fiscal year 2021. These increases were partially offset by the reductions in costs related to the integration of Quest and stock-based compensation.

•Depreciation and amortization. Depreciation and amortization expenses increased $1.7 million, or 25.5%, for the twenty-six weeks ended February 27, 2021 compared to the twenty-six weeks ended February 29, 2020. The increase was primarily due to the partial inclusion amortization expense related to intangible assets recognized in the Acquisition of Quest in fiscal year 2020 as compared to fiscal year 2021.

•Business transaction costs. Business transaction costs were $26.9 million for the twenty-six weeks ended February 29, 2020 and was comprised of expenses related to the Acquisition of Quest.

    Interest income. Interest income decreased $1.5 million for the twenty-six weeks ended February 27, 2021 compared to the twenty-six weeks ended February 29, 2020, primarily due to $195.3 million of cash on hand being utilized for the Acquisition of Quest in the first quarter of fiscal year 2020 and lower market rates.

    Interest expense. Interest expense increased $0.8 million for the twenty-six weeks ended February 27, 2021 compared to the twenty-six weeks ended February 29, 2020, primarily due to the funding of the Term Facility in the amount of $460.0 million to partially finance the Acquisition of Quest in the first quarter of fiscal 2020.

    Gain (loss) on foreign currency transactions. A gain of $1.0 million in foreign currency transactions was recorded for the twenty-six weeks ended February 27, 2021 compared to a foreign currency loss of $0.2 million for the twenty-six weeks ended February 29, 2020. The change relates to changes in foreign currency rates related to international operations.

    Income tax expense. Income tax expense increased $13.5 million, for the twenty-six weeks ended February 27, 2021 compared to the twenty-six weeks ended February 29, 2020. The increase in our income tax expense was primarily driven by higher pre-tax book income offset by permanent difference.

    Net income. Net income was $41.6 million for the twenty-six weeks ended February 27, 2021 an increase of $35.8 million compared to net income of $5.9 million for the twenty-six weeks ended February 29, 2020. The increase was primarily related to increased gross profit as discussed above and decreased transaction costs related to the Acquisition of Quest in fiscal year 2020.

    Adjusted EBITDA. Adjusted EBITDA increased $17.8 million, or 24.2%, for the twenty-six weeks ended February 27, 2021 compared to the twenty-six weeks ended February 29, 2020, driven primarily by the Acquisition of Quest. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Reconciliation of Adjusted EBITDA

    Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines Adjusted EBITDA (earnings before interest, tax, depreciation, and amortization) as net income before interest income, interest expense, income tax expense, depreciation and amortization with further adjustments to exclude the following items: business transaction costs, stock-based compensation expense, inventory step-up, integration costs, restructuring costs, non-core legal costs, and other non-core expenses. The Company believes that the inclusion of these supplementary adjustments in presenting Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors, and management of the Company uses Adjusted EBITDA to supplement net income because it reflects more accurately operating results of the on-going operations, enhances the overall understanding of past financial performance and future prospects and allows for greater transparency with respect to the key metrics the Company uses in its financial and operational decision making. The Company also believes that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

    The following unaudited tables below provide a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen and twenty-six weeks ended February 27, 2021 and February 29, 2020:

(In thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Net income	$19,120	$10,657	$41,620	$5,864
Interest income	—	(85)	(3)	(1,464)
Interest expense	7,995	10,589	16,367	15,558
Income tax expense	7,313	3,922	15,687	2,193
Depreciation and amortization	4,508	4,594	9,021	7,119
EBITDA	38,936	29,677	82,692	29,270
Business transaction costs	—	694	—	26,853
Stock-based compensation expense	2,484	2,122	3,594	3,795
Inventory step-up	—	5,085	—	7,522
Integration of Quest	968	3,903	2,214	5,341
Restructuring	1,267	—	3,786	—
Non-core legal costs	—	76	—	555
Other (1)	(1,011)	174	(945)	190
Adjusted EBITDA	$42,644	$41,731	$91,341	$73,526
(1) Other items consist principally of exchange impact of foreign currency transactions and other expenses.

Liquidity and Capital Resources

Overview

    We have historically funded our operations with cash flow from operations and, when needed, with borrowings under our credit facilities. Our principal uses of cash have been debt service, working capital and the Acquisition of Quest.

    We had $91.3 million in cash and cash equivalents as of February 27, 2021. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

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

    The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the Credit Agreement) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all financial covenants as of February 27, 2021 and August 29, 2020, respectively.

    At February 27, 2021, the outstanding balance of the Term Facility was $556.5 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended February 27, 2021. The outstanding balance of the Term Facility is due upon its maturity in July 2024. As of February 27, 2021, there were no amounts drawn against the Revolving Credit Facility.

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

Acquisition of Quest

    On August 21, 2019, our wholly-owned subsidiary Simply Good USA entered into the Purchase Agreement with VMG Voyage Holdings, LLC, VMG Tax-Exempt II, L.P., Voyage Employee Holdings, LLC, and other sellers, as defined in the Purchase Agreement, to acquire Quest, a healthy lifestyle food company. On November 7, 2019, pursuant to the Purchase Agreement, Simply Good USA completed the Acquisition of Quest, for a cash purchase price of approximately $1.0 billion, subject to customary post-closing adjustments.

    The Acquisition of Quest was funded through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from an underwritten public offering of common stock, and $443.6 million of new term loan debt. In the third fiscal quarter of 2020, we received a post-closing release from escrow of approximately $2.1 million related to net working capital adjustments, resulting in a total net consideration paid of $986.8 million as of February 27, 2021. For the thirteen and twenty-six weeks ended February 29, 2020, we incurred business transaction costs $0.7 million and $26.9 million, respectively.

Equity Warrants

    The Company’s private placement warrants to purchase 6,700,000 shares of common stock remain outstanding.

Cash Flows

    The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Twenty-Six Weeks Ended
	February 27, 2021	February 29, 2020
Net cash provided by (used in) operating activities	$39,764	$(14,886)
Net cash provided by (used in) investing activities	$5,237	$(985,932)
Net cash (used in) provided by financing activities	$(49,893)	$780,705

    Operating activities. Our net cash provided by operating activities increased $54.7 million to $39.8 million for the twenty-six weeks ended February 27, 2021 compared to cash used in operating activities of $14.9 million for the twenty-six weeks ended February 29, 2020. The increase in cash provided by operating activities was primarily caused by higher income before taxes, which was driven by (i) the Quest brand sales volume growth, which increased net sales by 25.2%, due to Quest's partial inclusion in our results of operations in fiscal year 2020 as compared to fiscal year 2021 as well as post-acquisition Quest brand sales volume growth and (ii) significant reductions in cash outlays and changes in working capital related to the first quarter 2020 Acquisition of Quest, including decreases in business transaction costs of $26.9 million and integration costs of $3.1 million. These increases in cash provided by operations were partially offset by $6.3 million of cash payments made for restructuring related costs, predominately composed of termination benefits and severance payments, during the twenty-six weeks ended February 27, 2021. Additionally, cash paid for taxes increased $5.7 million for the twenty-six weeks ended February 27, 2021 compared to the twenty-six weeks ended February 29, 2020.

    Investing activities. Our net cash provided by investing activities was $5.2 million for the twenty-six weeks ended February 27, 2021, which was primarily related to the $5.8 million of cash proceeds received from the SimplyProtein Sale. The net cash used in investing activities of $985.9 million for the twenty-six weeks ended February 29, 2020 was primarily related to the cash paid for the Acquisition of Quest, net of cash acquired, of $984.2 million.

    Financing activities. Our net cash used in financing activities was $49.9 million for the twenty-six weeks ended February 27, 2021 compared to net cash provided by financing activities of $780.7 million for the twenty-six weeks ended February 29, 2020. Net cash used in financing activities for the twenty-six weeks ended February 27, 2021 primarily consisted of a $50.0 million principal payment on the Term Facility. For the twenty-six weeks ended February 29, 2020, net cash provided by financing activities included gross proceeds of $352.5 million from the Offering offset by issuance costs of $3.3 million, proceeds of $460.0 million from the Term Facility borrowing related to the Incremental Facility Amendment offset by issuance costs of $8.2 million, and a $21.0 million principal payment on the Term Facility.

Contractual Obligations

    Our contractual obligations are related to our Credit Agreement and our finance and operating leases. There have been no material changes to our contractual obligations from our Annual Report.

Off-Balance Sheet Arrangements

    As of February 27, 2021, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

    For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report. There have been no significant changes to our critical accounting policies since August 29, 2020. Refer to Note 2 of our unaudited interim consolidated financial statements in this Report for further information regarding recently issued accounting standards.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

    There were no material changes in our market risk exposure during the thirteen week period ended February 27, 2021. While the Company’s input costs are not expected to have a meaningful negative effect on results of operations and financial condition for fiscal year 2021, the Company is seeing some inflationary pressure as it analyzes its fiscal year 2022 input requirements. As a result, the Company is assessing available alternatives to mitigate potential input cost inflation for fiscal year 2022. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 27, 2021, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal controls over financial reporting during the quarter ended February 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	April 7, 2021	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)