Form 10-K/A
period 2020-08-29
Simply Good Foods Co
filed 2021-06-30
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

    This Amendment No. 1 to Form 10-K (this “Amendment” or “Form 10-K/A”) amends The Simply Good Foods Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2020, which was originally filed with the SEC on October 28, 2020 (the “Original Filing”). See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Part II, Item 8, Financial Statements and Supplementary Data, for additional information.

    On April 12, 2021, the SEC issued a statement (the “SEC Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The SEC Statement discussed certain features of warrants issued in SPAC transactions that may be common across many entities. Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder. The SEC Statement indicated that, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. Following consideration of the guidance in the SEC Statement, The Simply Good Foods Company (the “Company”) concluded that its private warrants (“Private Warrants”) should be classified as a liability and measured at fair value, with changes in fair value each period reported in earnings in accordance with Accounting Standards Codification 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity.

    On May 13, 2021, the Audit Committee of the Company’s Board of Directors, in consultation with management, concluded that the Company’s previously issued consolidated financial statements for the fiscal years ended August 29, 2020, August 31, 2019, and August 25, 2018, and for each of the Company’s previously issued unaudited interim quarterly financial statements for fiscal years 2020 and 2019 (the “Non-Reliance Period”), should no longer be relied upon. As such, the Company resolved to restate the consolidated financial statements for the Non-Reliance Period.

    The Company is filing this Amendment to amend and restate the previously issued financial statements to correct the misapplication of the accounting for the Private Warrants as well as certain other previously identified adjustments that were not deemed material to the Non-Reliance Period. This Amendment also amends and restates the Company’s Risk Factors, Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures made in the Original Filing as appropriate to reflect the restatement of the relevant periods (the “Restatement”).

Effect of Restatement

    As a result of the Restatement, the Private Warrants are now reflected as a liability measured at fair value on the Company’s Consolidated Balance Sheets, and the change in the fair value of this liability in each period is recognized as a gain or loss in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Further, the Restatement gives effect to the correction of certain other previously identified immaterial adjustments in the fiscal years ended August 31, 2019 and August 25, 2018.

    The effect of these adjustments on net income for the fifty-two week period ended August 29, 2020, the fifty-three week period ended August 31, 2019, the fifty-two week period ended August 25, 2018, and the period from July 7, 2017 through August 26, 2017, was a gain of $30.9 million, a loss of $72.8 million, a loss of $33.1 million, and a gain of $0.7 million, respectively. The adjustments increased total liabilities at August 29, 2020 and August 31, 2019 by $93.6 million and $124.6 million, respectively, with corresponding decreases to total stockholders’ equity.

    The restatement of the financial statements had no effect on the Company’s liquidity, cash, or cash equivalents, or cash flows from operating, investing and financing activities. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

    In light of the restatement discussed above, the Company has reassessed its conclusions regarding the effectiveness of its internal controls over financial reporting as of August 29, 2020, and has concluded that it has a material weakness related to the determination of the appropriate accounting and classification of the Private Warrants. As a result of the material weakness, the Company’s disclosure controls and procedures were not effective as of August 29, 2020. Management plans to implement changes to strengthen internal controls and to remediate the material weakness. For additional information, see Part II, Item 9A, Controls and Procedures, of this Form 10-K/A.

Items Amended in this Form 10-K/A

The following sections in the Original Filing are amended and restated in their entirety in this Form 10-K/A to reflect the restatement:

•Part I - Item 1A - Risk Factors
•Part II - Item 6 - Selected Financial Data
•Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II - Item 8 - Financial Statements and Supplementary Data
•Part II - Item 9A - Controls and Procedures
•Part IV - Item 15 - Exhibits and Financial Statement Schedules

    Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 dated as of the filing date of this Form 10-K/A. The certifications are included in this Form 10-K/A as Exhibits 31.1, 31.2, and 32.1.

    This Form 10-K/A sets forth only those items from the Original Filing that have been modified and superseded to reflect the Restatement. Except as provided above, this Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and filings with the SEC subsequent to the date on which the Company filed the Original Filing with the SEC.

The Simply Good Foods Company and Subsidiaries

Cautionary Note Regarding Forward Looking Statements

    This Form 10-K/A (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. We caution you that these forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. You should not place undue reliance on forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These forward-looking statements include, among other things, the effect of the novel coronavirus ("COVID-19") on our business, financial condition and results of operations, statements about our ability to continue to operate at a profit, our ability to maintain current operation levels, our ability to maintain and gain market acceptance for our products or new products, our ability to capitalize on attractive opportunities, our ability to respond to competition and changes in the economy, unexpected costs, charges or expenses resulting from the Acquisition (as defined herein), failure to realize the anticipated benefits of the Acquisition, difficulties and delays in achieving the synergies and cost savings in connection with the Acquisition, changes in the business environment in which we operate including general financial, economic, capital market, regulatory and political conditions affecting us and the industry in which we operate, changes in consumer preferences and purchasing habits, our ability to maintain adequate product inventory levels to timely supply customer orders, the effect of the Tax Cuts and Jobs Act of 2017 on our business, changes in taxes, tariffs, duties, governmental laws and regulations, the availability of or competition for other brands, assets or other opportunities for investment by us or to expand our business, competitive product and pricing activity, difficulties of managing growth profitably, the loss of one or more members of our or of Quest’s (as defined herein) management team, and other risks and uncertainties indicated in this Report, including those set forth under “Risk Factors” in this Report. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including in this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and those contained in subsequent reports we will file with the SEC. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

Other Pertinent Information

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

Item 1A. Risk Factors (As Restated)

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

    The success of the Quest acquisition will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating Quest’s business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of Quest’s business include, among others:

•failure to implement our business plan for the combined business;
•unanticipated issues in integrating co-manufacturing, logistics, information, communications and other systems;
•possible inconsistencies in standards, controls, procedures and policies, and compensation structures between Quest’s structure and our structure;
•failure to retain key employees, customers and suppliers;
•unanticipated changes in applicable laws and regulations;
•the complexities associated with integrating personnel from another company;
•operating risks inherent in Quest’s business and our business;
•diversion of management's attention from other business concerns;
•increasing the scope, geographic diversity and complexity of our operations; and
•unanticipated issues, expenses and liabilities.

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
•laws and programs restricting the sale and advertising of certain of our products;
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
•laws relating to export, re-export, transfer, tariffs and import controls, including the Export Administration Regulations, the EU Dual Use Regulation and the customs and import laws administered by the U.S. Customs and Border Protection;
•employment laws;
•privacy laws;

•laws regulating the price we may charge for our products; and
•farming and environmental laws.

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

Changes in the value of our private placement warrants may have an adverse effect on our financial results and the market price for our common stock.

    On April 12, 2021, the staff of the SEC released a Staff Statement, which we refer to as the SEC Staff Statement, informing market participants that warrants issued by special purpose acquisition companies may require classification as a liability of the issuer measured at fair value, with changes in fair value each period reported in earnings. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, which had been classified as equity, and determined to reclassify our warrants issued through a private placement (the “Private Warrants”) as a liability measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, we expect to recognize non-cash gains or losses on the Private Warrants each reporting period. The amount of these quarterly gains or losses could be material, which may cause quarterly fluctuations in our consolidated financial statements and results of operations that may have an adverse effect on the market price of our common stock.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our financial reporting and adversely affect our business and operating results and the market price for our common stock.

    On May 14, 2021, management and the audit committee of our board of directors determined that our previously issued fiscal quarterly and year-to-date unaudited consolidated financial statements for November 28, 2020 and February 27, 2021 included and our audited consolidated financial statements for the fiscal years ending August 29, 2020, August 31, 2019 and August 25, 2018 should no longer be relied upon and would need to be restated. As part of the restatement process, we have identified a material weakness in our internal control over financial reporting related to the determination of the appropriate accounting and classification of our Private Warrants.

    A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have developed and are implementing a remediation plan to address the material weakness related to the accounting for warrants, as described in Part II, Item 9A. Controls and Procedures. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will be completed in a timely manner or that the remedial measures we have taken to date, or any remedial measures we may take in the future, will be sufficient to avoid potential future material weaknesses. The material weakness will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions.

    We may identify new material weaknesses in the future, which could limit our ability to prevent or detect a material misstatement of our annual or interim financial statements. The occurrence of, or failure to remediate, the material weakness we have identified or any other material weakness could result in our failure to maintain compliance with legal requirements, including Section 404 of the Sarbanes-Oxley Act and rules regarding timely filing of periodic reports, in addition to applicable stock exchange listing requirements, could cause investors to lose confidence in our financial reporting and could have an adverse effect on our the market price of our common stock.

The restatement of certain of our financial statements has subjected us to increased costs and may subject us to additional risks and uncertainties, including the increased possibility of legal proceedings.

    On May 14, 2021, management and the audit committee of our board of directors determined that our previously issued fiscal quarterly and year-to-date unaudited consolidated financial statements for November 28, 2020 and February 27, 2021 and our audited consolidated financial statements for the fiscal years ending August 29, 2020, August 31, 2019 and August 25, 2018 should no longer be relied upon and would need to be restated. In addition, we determined that related press releases, earnings releases, and investor communications describing our financial statements for these periods should no longer be relied upon. The errors identified are non-cash and related to our classification of our Private Warrants. Accordingly, we restated the annual, quarterly and year-to-date audited and unaudited consolidated financial statements for these periods.

    In connection with the restatement, we identified a material weakness in our internal controls over financial reporting related to the determination of the appropriate accounting and classification of our Private Warrants. As a result of that material weakness, the restatement, the change in accounting for our Private Warrants, and other matters raised or that may in the future be raised by the SEC, we incurred increased accounting and legal costs and may become subject to additional risks and uncertainties, including, among others, the increased possibility of legal proceedings or a review by the SEC and other regulatory bodies. The costs of defending against such legal proceedings or administrative actions could be significant. In addition, we could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, results of operations and financial condition and could have an adverse effect on the market price of our common stock.

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

    Our amended and restated certificate of incorporation and second amended and restated bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director in certain circumstances, which prevents stockholders from filling vacancies on our board of directors;
•the ability of our board of directors to determine whether to issue shares of our preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•a prohibition on stockholders calling a special meeting, which forces stockholder action to be taken at an annual meeting of our stockholders or at a special meeting of our stockholders called by the chairman of the board or the chief executive officer pursuant to a resolution adopted by a majority of the board of directors;
•the requirement that a meeting of stockholders may be called only by the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•providing that directors may be removed prior to the expiration of their terms by stockholders only for cause and upon the affirmative vote of a majority of the voting power of all outstanding shares of the combined company; and,
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

PART II

Item 6. Selected Financial Data (As Restated)

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

    As a result of the Business Combination that occurred in July of 2017, Simply Good Foods is the acquirer, and for accounting purposes the "Successor." Atkins is the acquiree and accounting "Predecessor." Our financial statement presentation includes the financial statements of Atkins as “Predecessor” for periods prior to the Closing Date and of Simply Good Foods for periods after the Closing Date, including the consolidation of Atkins. The historical financial information of Conyers Park, prior to the Business Combination, are not reflected in the Predecessor financial statements as those amounts are considered de minimis. As a result of the application of the acquisition method of accounting, the financial statements, the Predecessor period and the Successor period are presented on a different basis of accounting and are therefore not comparable.

The following table sets forth selected historical financial information derived from the audited financial statements. The following selected financial information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the related notes in “Item 8. Financial Statements and Supplementary Data.” Amounts presented are restated based on the discussion above. See Note 2 to the Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Amendment for additional information on the restatement and the related financial statement effects.

	2020 (As Restated)	2019 (As Restated)	2018 (As Restated)	2017 (As Restated)	2017	2016
	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended	From July 7, 2017 through August 26, 2017	From August 28, 2016 through July 6, 2017	52-weeks ended
	August 29, 2020	August 31, 2019	August 25, 2018			August 27, 2016
(In thousands)	(Successor)	(Successor)	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net sales	$816,641	$523,758	$437,854	$49,534	$339,837	$427,858
Cost of goods sold (1)	492,313	306,075	254,966	35,584	200,026	248,464
Gross profit	324,328	217,683	182,888	13,950	139,811	179,394

Operating Expenses:
Distribution (1)	—	—	—	—	—	18,489
Selling and marketing (2)	94,469	67,694	59,186	6,637	47,494	56,264
General and administrative (1)	106,251	62,180	49,427	6,969	34,567	48,503
Depreciation and amortization (1)	15,259	7,496	7,498	985	8,409	10,179
Business transaction costs	27,125	7,107	2,259	—	25,608	—
Loss on impairment	3,000	—	—	—	—
Loss (gain) in fair value change of contingent consideration - TRA liability	—	533	(2,848)	—	—	—
Total operating expenses	246,104	145,010	115,522	14,591	116,078	133,435

Income from operations	78,224	72,673	67,366	(641)	23,733	45,959

Other income (expense):
Change in warrant liabilities	—	—	—	—	722	(722)
Interest income	1,516	3,826	—	—	—	—
Interest expense	(32,813)	(13,627)	(12,551)	(1,662)	(22,724)	(27,195)
Gain (loss) in fair value change of warrant liability	30,938	(72,673)	(34,391)	720	—	—
Gain on settlement of TRA liability	—	1,534	—	—	—	—
Gain (loss) on foreign currency transactions	658	(452)	97	513	133	(619)
Other income	441	196	815	30	221	118
Total other expense	740	(81,196)	(46,030)	(399)	(21,648)	(28,418)

Income before income taxes	78,964	(8,523)	21,336	(1,040)	2,085	17,541
Income tax (benefit) expense	13,326	16,711	(16,050)	(985)	4,570	7,507
Net income (loss)	$65,638	$(25,234)	$37,386	$(55)	$(2,485)	$10,034

Earnings (loss) per share:
Basic	$0.70	$(0.31)	$0.53	$—
Diluted	$0.35	$(0.31)	$0.51	$—

Balance Sheet Data (at end of periods)
Total assets	$2,008,445	$1,141,650	$974,324	$919,288	$344,867	$389,512
Long-term debt, less current maturities	596,879	190,259	190,935	191,856	281,445	321,638
Warrant liability	93,638	124,576	51,903	17,512	—	—
Predecessor warrant liabilities	—	—	—	—	15,000	15,722
Stockholders’ equity (deficit)	1,139,333	712,868	620,795	579,965	(28,027)	(27,834)

(1)
During the fifty-three weeks ended August 31, 2019, certain reclassifications were made to previously reported amounts to conform to the current presentation. On the consolidated statement of operations, outbound freight previously included in distribution, distribution center expenses previously included in General and administrative, and depreciation for equipment used in warehouse operations were reclassified to Cost of goods sold. 2019, 2018 and 2017 reflect adjusted amounts in accordance with this accounting principle change. See Note 3 to the Consolidated Financial Statements included herein for additional information on the accounting principle change.

(2)	During the fifty-three weeks ended August 31, 2019, the Company combined Selling and Marketing within one financial statement line. All periods presented reflect this change.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8 of this Amendment. Amounts throughout this discussion and analysis have been restated as discussed above. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, of this Amendment for additional information. In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company's expectations. The Company's actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and in Item 1A “Risk Factors” of this Report. The Company assumes no obligation to update any of these forward-looking statements.

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

    For the fifty-two week period ended August 29, 2020, we incurred $5.5 million of costs for these restructuring activities which have been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income (Loss). Overall, we expect to incur a total of approximately $8.1 million in restructuring costs, including the $5.5 million referenced above. The one-time termination benefits and employee severance costs are to be paid throughout fiscal 2021 and the first quarter of fiscal 2022. As of August 29, 2020, the outstanding restructuring liability was $4.1 million. Refer to Note 19, Restructuring and Related Charges, of our Consolidated Financial Statements included herein for additional information regarding restructuring activities.

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

    The accounting policy change was applied retrospectively to all periods presented and the Consolidated Statements of Operations and Comprehensive Income (Loss) reflect the effect of this accounting principle change for all periods presented. Specifically, amounts presented for the fifty-two week period ended August 25, 2018 have been adjusted in accordance with this accounting principle change. Refer to Note 3, Change in Accounting Principle, of our Consolidated Financial Statements included herein for additional information on the accounting principle change.

Change in Fair Value of Warrant Liability

    During the fifty-two week period ended August 29, 2020, the fifty-three week period ended August 31, 2019, and the fifty-two week period ended August 25, 2018, there were fluctuations in the fair value of our liability-classified private warrants (“Private Warrants”). These fluctuations created significant gains and losses on the remeasurement of our Private Warrants which are recognized as a liability measured at fair value on our Consolidated Balance Sheets. These remeasurements are recognized as Gain (loss) in fair value change of warrant liability on our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

•Loss on impairment. Loss on impairment consist of impairment charges related to our brand intangible asset.

•Loss (gain) in fair value change of contingent consideration - TRA liability. Loss or gain in fair value change of contingent consideration - TRA liability charges relate to fair value adjustments of the Tax Receivable Agreement (the “TRA”) liability.

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

Comparison of Results for the Fifty-Two Weeks Ended August 29, 2020 and the Fifty-Three Weeks Ended August 31, 2019

The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	(As Restated)
	53-Weeks Ended	% of Sales	52-Weeks Ended	% of Sales
(In thousands)	August 29, 2020		August 31, 2019
Net sales	$816,641	100.0%	$523,758	100.0%
Cost of goods sold	492,313	60.3%	306,075	58.4%
Gross profit	324,328	39.7%	217,683	41.6%

Operating expenses:
Selling and marketing	94,469	11.6%	67,694	12.9%
General and administrative	106,251	13.0%	62,180	11.9%
Depreciation and amortization	15,259	1.9%	7,496	1.4%
Business transaction costs	27,125	3.3%	7,107	1.4%
Loss on impairment	3,000	0.4%	—	—%
Loss in fair value change of contingent consideration - TRA liability	—	—%	533	0.1%
Total operating expenses	246,104	30.1%	145,010	27.7%

Income from operations	78,224	9.6%	72,673	13.9%

Other income (expense):
Interest income	1,516	0.2%	3,826	0.7%
Interest expense	(32,813)	(4.0)%	(13,627)	(2.6)%
Gain (loss) in fair value change of warrant liability	30,938	3.8%	(72,673)	(13.9)%
Gain on settlement of TRA liability	—	—%	1,534	0.3%
Gain (loss) on foreign currency transactions	658	0.1%	(452)	(0.1)%
Other income	441	0.1%	196	—%
Total other income (expense)	740	0.1%	(81,196)	(15.5)%

Income (loss) before income taxes	78,964	9.7%	(8,523)	(1.6)%
Income tax expense	13,326	1.6%	16,711	3.2%
Net income (loss)	$65,638	8.0%	$(25,234)	(4.8)%

Other financial data:
Adjusted EBITDA(1)	$153,912	18.8%	$98,583	18.8%

(1)	Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net income for each applicable period.

    Net sales. Net sales of $816.6 million represented an increase of $292.9 million, or 55.9%, for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019. The net sales increase of 55.9% was primarily attributable to the Acquisition of Quest, which drove 54.8% of the increase. Atkins brand net sales increased 1.2% driven by solid e-

commerce sales growth, partially offset by higher trade promotions, the approximately 2.0% of additional contribution to full year sales growth related to the fifty-third week in the prior year period, and the effects of COVID-19 related movement restrictions and stay-at-home orders which resulted in lower on-the-go and away-from-home usage occasions for our products.

    Cost of goods sold. Cost of goods sold increased $186.2 million, or 60.8%, for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019. The cost of goods sold increase was driven by sales volume growth primarily attributable to the Acquisition of Quest, and the effect of the non-cash $7.5 million inventory step-up charge related to the Acquisition of Quest.

    Gross profit. Gross profit increased $106.6 million, or 49.0%, for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019. Gross profit decreased 190 basis points from 41.6% of net sales for the fifty-three week period ended August 31, 2019 to 39.7% of net sales for the fifty-two week period ended August 29, 2020. The decrease in gross margin was primarily the result of the non-cash $7.5 million inventory step-up charge and slightly lower gross profit margins of the Quest business.

    Operating expenses. Operating expenses increased $101.1 million, or 69.7%, for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019 due to the following:

•Selling and marketing. Selling and marketing expenses increased $26.8 million, or 39.6%, for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019. The increase was primarily related to the Acquisition of Quest of $25.9 million and an increase in e-commerce marketing investments of $1.3 million.

•General and administrative. General and administrative expenses increased $44.1 million, or 70.9%, for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019. The increase was primarily attributable to the Acquisition of Quest of $40.8 million, Quest integration related costs of $10.7 million, restructuring charges of $5.5 million, and an increase in stock-based compensation expense of $2.1 million. These increases were partially offset by reduced Atkins brand general and administrative expenses primarily due to lower incentive compensation.

•Depreciation and amortization. Depreciation and amortization expenses increased $7.8 million for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019. The increase was primarily due to amortization for the intangible assets recognized in the Acquisition of Quest of $6.9 million.

•Business transaction costs. Business transaction costs increased $20.0 million for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019. The $27.1 million incurred in the fifty-two week period ended August 29, 2020 was comprised of expenses related to the Acquisition of Quest. The $7.1 million recorded in the fifty-three week period ended August 31, 2019 was comprised of both expenses relating to the Acquisition of Quest and other business development activities.

•Loss on impairment. During the fourth quarter of fiscal 2020, we determined there were indicators of impairment related to the SimplyProtein brand intangible asset. After performing a quantitative assessment of the brand intangible asset, which indicated its fair value exceeded its carrying value, we recorded a loss on impairment of $3.0 million in the fifty-two week period ended August 29, 2020.

•Loss in fair value change of contingent consideration - TRA liability. The fifty-three week period ended August 31, 2019 included a loss in fair value change of contingent consideration of $0.5 million. The Income Tax Receivable Agreement (the “TRA”) liability was settled in full in the first quarter of fiscal 2019.

    Interest income. Interest income decreased $2.3 million for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019 primarily due to $195.3 million of cash on hand being utilized for the Acquisition of Quest in the first quarter of fiscal year 2020.

    Interest expense. Interest expense increased $19.2 million for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019 primarily due to first quarter term loan funding of $460.0 million to partially finance the Acquisition of Quest.

    Gain (loss) in fair value change of warrant liability. During the fifty-two week period ended August 29, 2020 and the fifty-three week period ended August 31, 2019, we recorded a $30.9 million gain and a $72.7 million loss, respectively, related to the change in fair value of our liability-classified Private Warrants, primarily due to movements in our stock price.

    Gain on settlement of TRA liability. We recorded a $1.5 million gain in connection with the settlement of the TRA liability in the fifty-three week period ended August 31, 2019. The TRA settlement is discussed in Note 11, Income Taxes, of our Consolidated Financial Statements included in this Amendment.

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

    Net income (loss). Net income was $65.6 million for the fifty-two week period ended August 29, 2020, an increase of $90.9 million, compared to a net loss of $25.2 million for the fifty-three week period ended August 31, 2019.

    Adjusted EBITDA. Adjusted EBITDA increased $55.3 million, or 56.1%, for the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019. The increase was primarily due to the Acquisition of Quest and modest volume growth on the Atkins brand. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Comparison of Results for the Fifty-Three Weeks Ended August 31, 2019 and the Fifty-Two Weeks Ended August 25, 2018

The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	(As Restated)
	52-Weeks Ended	% of Sales	52-Weeks Ended	% of Sales
(In thousands)	August 31, 2019		August 25, 2018
Net sales	$523,758	100.0%	$437,854	100.0%
Cost of goods sold (1)	306,075	58.4%	254,966	58.2%
Gross profit	217,683	41.6%	182,888	41.8%

Operating expenses:
Selling and marketing (2)	67,694	12.9%	59,186	13.5%
General and administrative (1)	62,180	11.9%	49,427	11.3%
Depreciation and amortization (1)	7,496	1.4%	7,498	1.7%
Business transaction costs	7,107	1.4%	2,259	0.5%
Loss (gain) in fair value change of contingent consideration - TRA liability	533	0.1%	(2,848)	(0.7)%
Total operating expenses	145,010	27.7%	115,522	26.4%

Income from operations	72,673	13.9%	67,366	15.4%

Other income (expense):
Interest income	3,826	0.7%	—	—%
Interest expense	(13,627)	(2.6)%	(12,551)	(2.9)%
Gain (loss) in fair value change of warrant liability	(72,673)	(13.9)%	(34,391)	(7.9)%
Gain on settlement of TRA liability	1,534	0.3%	—	—%
(Loss) gain on foreign currency transactions	(452)	(0.1)%	97	—%
Other income	196	—%	815	0.2%
Total other expense	(81,196)	(15.5)%	(46,030)	(10.5)%

(Loss) income before income taxes	(8,523)	(1.6)%	21,336	4.9%
Income tax expense (benefit)	16,711	3.2%	(16,050)	(3.7)%
Net (loss) income	$(25,234)	(4.8)%	$37,386	8.5%

Other financial data:
Adjusted EBITDA(3)	$98,583	18.8%	$81,238	18.6%

(1)
During the fifty-three weeks ended August 31, 2019, certain reclassifications were made to previously reported amounts to conform to the current presentation. On the consolidated statement of operations, outbound freight previously included in Distribution, distribution center expenses previously included in General and administrative, and depreciation for equipment used in warehouse operations were reclassified to Cost of goods sold. Fiscal year 2018 reflects adjusted amounts in accordance with this accounting principle change. See Note 3 to the consolidated financial statements included herein for additional information on the accounting principle change.

(2)	During the fifty-three weeks ended August 31, 2019, the Company combined Selling and Marketing within one financial statement line. Fiscal year 2018 reflects adjusted amounts.
(3)	Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net income for each applicable period.

    Net sales. Net sales for the fifty-three week period ended August 31, 2019 were $523.8 million compared to $437.9 million for the fifty-two week period ended August 25, 2018. The net sales increase of 19.6% was driven by volume growth. Net price realization was a slight benefit, partially offset by a shift in non-price related customer activity. The fifty-third week of fiscal 2019 was a 1.8% contribution to full year sales growth.

    Cost of goods sold. Cost of goods sold for the fifty-three week period ended August 31, 2019 were $306.1 million compared to $255.0 million for the fifty-two week period ended August 25, 2018. The cost of goods sold increase was driven by sales volume growth and increased distribution center expenses. These increases were partially offset by logistics efficiencies.

    Gross profit. Gross profit decreased 20 basis points from 41.8% of net sales for the fifty-two week period ended August 25, 2018 to 41.6% of net sales for the fifty-three week period ended August 31, 2019. Gross margin was affected by non-price related customer activity that was a shift from selling and marketing expenses.

    Operating expenses. Operating expenses for the fifty-three week period ended August 31, 2019 were $145.0 million, or 27.7% of net sales, compared to $115.5 million, or 26.4% of net sales, for the fifty-two week period ended August 25, 2018 due to the following:

•Selling and marketing. Selling and marketing expenses increased $8.5 million, or 14.4%, for the fifty-three week period ended August 31, 2019 compared to the fifty-two week period ended August 25, 2018. The increase was primarily due to an increase in television media and e-commerce investments, offset by a shift in non-price related customer activity.

•General and administrative. General and administrative expenses increased $12.8 million, or 25.8%, for the fifty-three week period ended August 31, 2019 compared to the fifty-two week period ended August 25, 2018. The increase was primarily due to higher incentive compensation of $5.3 million, internal resource investments of $3.3 million, and a legal settlement of $3.5 million.

•Depreciation and amortization. Depreciation and amortization expenses for the fifty-three week period ended August 31, 2019 were flat compared to the fifty-two week period ended August 25, 2018.

•Business transaction costs. Business transaction costs increased $4.8 million for the fifty-three week period ended August 31, 2019 compared to the fifty-two week period ended August 25, 2018. The increase was primarily due to the Acquisition of Quest, which was pending at the end of the fifty-three week period ended August 31, 2019. The $2.3 million recorded in the fifty-two week period ended August 25, 2018 was comprised of expenses related to business development activities.

•Loss (gain) in fair value change of contingent consideration - TRA liability. The fifty-three week period ended August 31, 2019 included a loss in fair value change of contingent consideration of $0.5 million. The $2.8 million gain in the fifty-two week period ended August 25, 2018 reflected the effect of the change in tax law in the prior year.

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

    Gain (loss) in fair value change of warrant liability. During the fifty-three week period ended August 31, 2019 and the fifty-two week period ended August 25, 2018, we recorded a $72.7 million loss and a $34.4 million loss, respectively, related to the change in fair value of our liability-classified Private Warrants.

    (Loss) gain on foreign currency transactions. A loss of $0.5 million in foreign currency transactions was recorded for the fifty-two week period ended August 25, 2018 compared to a foreign currency gain of $0.1 million for the fifty-two week period ended August 25, 2018. The change relates to changes in foreign currency rates related to international operations.

    Income tax expense (benefit). Income tax expense for the fifty-three week period ended August 31, 2019 was $16.7 million compared to income tax benefit of $16.1 million for the fifty-two week period ended August 25, 2018. The increase in our income tax expense is primarily attributed to the one-time benefit of $29.0 million related to the tax law change and remeasurement of deferred tax liabilities recorded in the fifty-two week period ended August 25, 2018, which did not apply for the fifty-three week period ended August 31, 2019.

    Net (loss) income. Net loss was $25.2 million for the fifty-three week period ended August 31, 2019, a decrease of $62.6 million, or 167.5%, compared to net income of $37.4 million for the fifty-two week period ended August 25, 2018.

    Adjusted EBITDA. Adjusted EBITDA for the fifty-three week period ended August 31, 2019 was $98.6 million compared to $81.2 million for the fifty-two week period ended August 25, 2018. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Reconciliation of Adjusted EBITDA

Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines Adjusted EBITDA (earnings before interest, tax, depreciation, and amortization) as net income before interest income, interest expense, income tax expense, depreciation and amortization with further adjustments to exclude the following items: business transaction costs, stock-based compensation expense, inventory step-up, integration costs, restructuring costs, non-core legal costs, loss in fair value change of contingent consideration - TRA liability, gain or loss in fair value change of warrant liability, gain on settlement of TRA liability and other non-core expenses. The Company believes that the inclusion of these supplementary adjustments in presenting Adjusted EBITDA, when used in conjunction with net income, are appropriate to provide additional information to investors, and management of the Company uses Adjusted EBITDA to supplement net income because it reflects more accurately operating results of the on-going operations, enhances the overall understanding of past financial performance and future prospects and allows for greater transparency with respect to the key metrics the Company uses in its financial and operational decision making. The Company also believes that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

    The following unaudited tables below provide a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the fifty-two week period ended August 29, 2020, the fifty-three week period ended August 31, 2019, and the fifty-two week period ended August 25, 2018:

	(As Restated)
Adjusted EBITDA Reconciliation:	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 29, 2020	August 31, 2019	August 25, 2018
Net income (loss)	$65,638	$(25,234)	$37,386
Interest expense	32,813	13,627	12,551
Interest income	(1,516)	(3,826)	(301)
Income tax expense (benefit)	13,326	16,711	(16,050)
Depreciation and amortization	16,007	7,644	7,672
EBITDA	126,268	8,922	41,258
Business transaction costs	27,125	7,107	2,259
Stock-based compensation expense	7,636	5,501	4,029
Inventory step-up	7,522	—	—
Integration of Quest	10,742	—	—
Restructuring	5,527	22	631
Non-core legal costs	718	4,851	1,314
Loss (gain) in fair value change of contingent consideration - TRA liability	—	533	(2,848)
(Gain) loss in fair value change of warrant liability	(30,938)	72,673	34,391
Gain on settlement of TRA liability	—	(1,534)	—
Frozen licensing media	—	—	—
Other (1)	(688)	508	204
Adjusted EBITDA	$153,912	$98,583	$81,238
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

    The Acquisition of Quest was funded through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from an underwritten public offering of common stock, and $443.6 million in new term loan debt. In the third fiscal quarter of 2020, we received a post-closing release from escrow of approximately $2.1 million related to net working capital adjustments, resulting in a total net consideration paid of $986.8 million as of August 29, 2020. Business transaction costs within the Consolidated Statements of Operations and Comprehensive Income (Loss) for fifty-two week period ended August 29, 2020 was $27.1 million, which included $14.5 million of transaction advisory fees related to the Acquisition of Quest, $3.2 million of banker commitment fees, $6.1 million of non-deferrable debt issuance costs related to the incremental term loan, and $3.3 million of other costs, including legal, due diligence, and accounting fees.

Public Warrants to Purchase Common Stock

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

Private Warrants to Purchase Common Stock

    As of August 29, 2020, our Private Warrants to purchase 6,700,000 shares of common stock remain outstanding, are held by Conyers Park Sponsor, LLC, a related party, and remain liability-classified. If all Private Warrants are exercised at the $11.50 exercise price per warrant, our cash would increase by $77.1 million.

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

Operating activities. Our net cash provided by operating activities decreased $14.1 million to $58.9 million for the fifty-two week period ended August 29, 2020 compared to $73.0 million for the fifty-three week period ended August 31, 2019. The decrease in cash provided by operating activities was primarily driven by the Acquisition of Quest, including cash outlays and changes in working capital related to significant business transaction costs of $27.1 million, integration costs of $10.7 million, restructuring costs of $5.5 million, and increased cash paid for interest on outstanding term loan balances of $18.9 million in the fifty-two week period ended August 29, 2020 compared to the fifty-three week period ended August 31, 2019. The decrease was partially offset by increased operating cash generated by the Acquisition of Quest of approximately $49.0 million.

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

Our expected contractual obligations related to our debt and leases as of August 29, 2020 are included in the table below.

	Payments due by period
(In thousands)	Total	Year 1	Years 2-3	Years 4-5	Thereafter
Long-term debt obligations	$606,500	$—	$—	$606,500	$—
Interest	130,609	33,789	67,486	29,334	—
Operating leases (1)	33,455	5,697	8,763	7,981	11,014
Finance leases (2)	1,049	313	591	145	—
Total	$771,613	$39,799	$76,840	$643,960	$11,014
_______________
(1)As of August 29, 2020, we had entered into a lease with estimated total minimum future lease payments of $32.2 million over a 10.0-year minimum lease term that had not yet commenced. Because the lease has not yet commenced, it is excluded from the contractual obligations above. We expect the lease to commence in fiscal year 2021.
(2)Finance lease payments include both the principal and interest portions of the payments.

Critical Accounting Policies, Judgments and Estimates

General

    Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. While the majority of our revenue, expenses, assets and liabilities are not based on estimates, there are certain accounting principles that requires management to make estimates regarding matters that are uncertain and susceptible to change. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which could potentially result in materially different results under different assumptions and conditions. Management regularly reviews the estimates and assumptions used in the preparation of the financial statements for reasonableness and adequacy. Our significant accounting policies are discussed in Note 4, Summary of Significant Accounting Policies, of our Consolidated Financial Statements in this filing; however, the following discussion pertains to accounting policies we believe are most critical to the portrayal of its financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of our financial condition, results of operations and cash flows to those of other companies.

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

Warrant Liability

    In response to the SEC Statement, the Company re-evaluated the Private Warrants under ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder. The SEC Statement indicated that, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. Since the Private Warrants meet the definition of a derivative under ASC 815 and do not meet the scope exception for equity classification, we recorded these Private Warrants as a liability on the Consolidated Balance Sheets at fair value, with subsequent changes in the respective fair values recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) at each reporting date.
    The Company utilizes the Black-Scholes valuation model to estimate the fair value of the Private Warrants at each reporting date. The application of the Black-Scholes model utilizes significant assumptions, including volatility. Significant judgment is required in determining the expected volatility (the key assumption) of the Private Warrants. In order to determine the most accurate measure of this volatility, we measured expected volatility based on several inputs, including considering a peer group of publicly traded companies, the Company’s implied volatility based on traded options, the implied volatility of comparable SPAC warrants, and the implied volatility of any outstanding public warrants during the periods they were outstanding. As a result of the unobservable inputs that were used to determine the expected volatility of the Private Warrants, the fair value measurement of these warrants reflects a Level 3 measurement within the fair value measurement hierarchy.

New Accounting Pronouncements

    The adoption of ASC Topic 842 resulted in a change to our lease accounting policy, as discussed in Note 12 of our Consolidated Financial Statements included herein. Refer to Note 4, Summary of Significant Accounting Policies, of our Consolidated Financial Statements in this Amendment for further information regarding recently issued accounting standards.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Simply Good Foods Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Simply Good Foods Company and subsidiaries (the "Company") as of August 29, 2020 and August 31, 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for the fifty-two week period ended August 29, 2020 and the fifty-three week period ended August 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 29, 2020 and August 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended August 29, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 29, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 28, 2020; (June 30, 2021 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (As Revised), which report expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness).

Restatement of the 2020 and 2019 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying 2020 and 2019 financial statements have been restated to correct misstatements.

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
•For a selection of allowances for trade promotion balances recorded as of August 29, 2020, we:
◦Confirmed contract terms directly with the customer.
◦Agreed contract terms from the accounting records to the promotion agreement with the customer and verified the promotion period was prior to August 30, 2020.
•We evaluated management’s ability to estimate promotional claims incurred, but not yet received for potential management bias by comparing historical promotional claims received to management’s estimates of the claims to be received.
•For a selection of customer promotional claims presented or resolved after August 29, 2020, we compared that amount to the August 29, 2020 allowance for promotion balance and traced presented or resolved deduction to a properly recorded sale.
Business Combination - Voyage Holdings, LLC and VMG Quest Blocker, Inc. - Valuation of brand and trademark and customer relationships intangible assets - Refer to Note 5 to the financial statements
Critical Audit Matter Description
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
•We obtained an understanding of management’s key assumptions in developing the forecast.
•We assessed the reasonableness of management's forecasts of future cash flows by comparing the projections to historical results and certain peer companies.
•We evaluated whether the estimated future cash flows were consistent with projections used by the Company, as well as evidence obtained in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:
◦Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Denver, Colorado
October 28, 2020 (June 30, 2021 as to the effects of the restatement discussed in Note 2)

We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
The Simply Good Foods Company and subsidiaries

Opinion on the Financial Statements

We have audited the consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the 52-weeks ended August 25, 2018 of The Simply Good Foods Company (the “Company”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the 52-weeks ended August 25, 2018 in conformity with U.S. generally accepted accounting principles.

Restatement of Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2018 consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the 52-weeks ended August 25, 2018 have been restated to correct misstatements.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has elected to change its principle of accounting for the classification of shipping & handling costs relating to the delivery of products to customers from operating expenses to cost of sales in the 52-week period ended August 31, 2019. This change in accounting principle has been retrospectively applied to all periods presented.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2011 to February 25, 2019
Denver, Colorado
October 24, 2018

except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the restatement discussed in Note 2 as to which the date is June 30, 2021 and except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the accounting principle change discussed in Note 3, as to which the date is October 30, 2019

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	(As Restated, see Note 2)
	August 29, 2020	August 31, 2019
Assets
Current assets:
Cash and cash equivalents	$95,847	$266,341
Accounts receivable, net	89,740	44,240
Inventories	59,085	38,085
Prepaid expenses	3,644	2,882
Other current assets	11,947	6,059
Total current assets	260,263	357,607

Long-term assets:
Property and equipment, net	11,850	2,456
Intangible assets, net	1,158,768	306,139
Goodwill	544,774	471,427
Other long-term assets	32,790	4,021
Total assets	$2,008,445	$1,141,650

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$32,240	$15,730
Accrued interest	960	1,693
Accrued expenses and other current liabilities	38,007	29,933
Current maturities of long-term debt	271	676
Total current liabilities	71,478	48,032

Long-term liabilities:
Long-term debt, less current maturities	596,879	190,259
Deferred income taxes	84,352	65,383
Warrant liability	93,638	124,576
Other long-term liabilities	22,765	532
Total liabilities	869,112	428,782
See commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 95,751,845 and 81,973,284 issued at August 29, 2020 and August 31, 2019, respectively	958	820
Treasury stock, 98,234 and 98,234 shares at cost at August 29, 2020 and August 31, 2019, respectively	(2,145)	(2,145)
Additional paid-in-capital	1,076,472	715,740
Retained earnings (accumulated deficit)	64,927	(711)
Accumulated other comprehensive loss	(879)	(836)
Total stockholders’ equity	1,139,333	712,868
Total liabilities and stockholders’ equity	$2,008,445	$1,141,650

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	(As Restated, see Note 2)
	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
	August 29, 2020	August 31, 2019	August 25, 2018
Net sales	$816,641	$523,758	$437,854
Cost of goods sold	492,313	306,075	254,966
Gross profit	324,328	217,683	182,888

Operating expenses:
Selling and marketing	94,469	67,694	59,186
General and administrative	106,251	62,180	49,427
Depreciation and amortization	15,259	7,496	7,498
Business transaction costs	27,125	7,107	2,259
Loss on impairment	3,000	—	—
Loss (gain) in fair value change of contingent consideration - TRA liability	—	533	(2,848)
Total operating expenses	246,104	145,010	115,522

Income from operations	78,224	72,673	67,366

Other income (expense):
Interest income	1,516	3,826	—
Interest expense	(32,813)	(13,627)	(12,551)
Gain (loss) in fair value change of warrant liability	30,938	(72,673)	(34,391)
Gain on settlement of TRA liability	—	1,534	—
Gain (loss) on foreign currency transactions	658	(452)	97
Other income	441	196	815
Total other income (expense)	740	(81,196)	(46,030)

Income (loss) before income taxes	78,964	(8,523)	21,336
Income tax expense (benefit)	13,326	16,711	(16,050)
Net income (loss)	$65,638	$(25,234)	$37,386

Other comprehensive income (loss):
Foreign currency translation adjustments	(43)	(38)	(817)
Comprehensive income (loss)	$65,595	$(25,272)	$36,569

Earnings (loss) per share:
Basic	$0.70	$(0.31)	$0.53
Diluted	$0.35	$(0.31)	$0.51
Weighted average shares outstanding:
Basic	93,968,953	80,734,091	70,582,149
Diluted	98,343,722	80,734,091	72,786,843

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	(As Restated, see Note 2)
	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
	August 29, 2020	August 31, 2019	August 25, 2018
Operating activities
Net income (loss)	$65,638	$(25,234)	$37,386
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,007	7,644	7,672
Amortization of deferred financing costs and debt discount	3,508	1,352	1,312
Stock compensation expense	7,636	5,501	4,029
Loss on impairment	3,000	—	—
(Gain) loss in fair value change of warrant liability	(30,938)	72,673	34,391
Loss (gain) in fair value change of contingent consideration - TRA liability	—	533	(2,848)
Gain on settlement of TRA liability	—	(1,534)	—
Unrealized loss (gain) on foreign currency transactions	(658)	452	(97)
Deferred income taxes	8,216	10,869	(20,344)
Loss on disposal of property and equipment	—	6	128
Amortization of operating lease right-of-use asset	3,848	—	—
Other	(389)	—	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(18,288)	(8,360)	(6,158)
Inventories	23,880	(8,178)	2,425
Prepaid expenses	680	(824)	847
Other current assets	(5,022)	(2,155)	3,094
Accounts payable	(8,736)	4,734	(3,603)
Accrued interest	(733)	1,111	21
Accrued expenses and other current liabilities	(5,572)	14,378	2,795
Other	(3,156)	74	(12)
Net cash provided by operating activities	58,921	73,042	61,038
Investing activities
Purchases of property and equipment	(1,736)	(1,037)	(1,770)
Proceeds from sale of property and equipment	—	—	14
Issuance of note receivable	(500)	(750)	—
Proceeds from note receivable	1,250	—	—
Acquisition of business, net of cash acquired	(982,075)	—	(1,757)
Investments in intangible assets and other assets	(933)	—	—
Net cash used in investing activities	(983,994)	(1,787)	(3,513)
Financing activities
Proceeds from option exercises	4,206	706	120
Cash received from warrant exercises	—	113,464	232
Tax payments related to issuance of restricted stock units	(191)	(181)	(120)
Proceeds from issuance of common stock	352,542	—	—
Equity issuance costs	(3,323)	—	—
Repurchase of common stock	—	(2,145)	—
Payments on finance lease obligations	(374)	—	—
Principal payments of long-term debt	(50,000)	(2,000)	(1,500)
Repayments of Revolving Credit Facility	(25,000)	—	—
Proceeds from issuance of long term debt	460,000	—	—
Proceeds from Revolving Credit Facility	25,000	—	—
Deferred financing costs	(8,208)	—	(319)
Settlement of TRA liability	—	(26,468)	—
Net cash provided by (used in) financing activities	754,652	83,376	(1,587)

Cash and cash equivalents
Net (decrease) increase in cash	(170,421)	154,631	55,938
Effect of exchange rate on cash	(73)	(261)	(468)
Cash at beginning of period	266,341	111,971	56,501
Cash and cash equivalents at end of period	$95,847	$266,341	$111,971

	(As Restated, see Note 2)
	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
	August 29, 2020	August 31, 2019	August 25, 2018
Supplemental disclosures of cash flow information
Cash paid for interest	$30,038	$11,164	$11,218
Cash paid for taxes	$4,530	$7,451	$4,577
Non-cash investing and financing transactions
Operating lease right-of-use assets recognized at ASU No 2016-02 transition	$5,102	$—	$—
Finance lease right-of-use assets recognized at ASU No 2016-02 transition	$1,185	$—	$—
Operating lease right-of-use assets recognized after ASU No 2016-02 transition	$3,554	$—	$—

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

					(As Restated, see Note 2)	(As Restated, see Note 2)		(As Restated, see Note 2)
	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, August 26, 2017	70,562,477	$706	—	$—	$592,103	$(12,863)	$19	$579,965
Net income	—	—	—	—	—	37,386	—	37,386
Stock-based compensation	—	—	—	—	4,029	—	—	4,029
Foreign currency translation adjustments	—	—	—	—	—	—	(817)	(817)
Shares issued upon vesting of restricted stock units	12,986	—	—	—	(120)	—	—	(120)
Exercise of options to purchase common stock	10,000	—	—	—	120	—	—	120
Warrant conversion	20,212	—	—	—	232	—	—	232
Balance, August 25, 2018	70,605,675	$706	—	$—	$596,364	$24,523	$(798)	$620,795
Net loss	—	—	—	—	—	(25,234)	—	(25,234)
Stock-based compensation	—	—	—	—	5,501	—	—	5,501
Foreign currency translation adjustments	—	—	—	—	—	—	(38)	(38)
Repurchase of common stock	—	—	98,234	(2,145)	—	—	—	(2,145)
Shares issued upon vesting of restricted stock units	80,293	1	—	—	(182)	—	—	(181)
Exercise of options to purchase common stock	87,017	1	—	—	705	—	—	706
Warrant conversion	11,200,299	112	—	—	113,352	—	—	113,464
Balance, August 31, 2019	81,973,284	$820	98,234	$(2,145)	$715,740	$(711)	$(836)	$712,868
Net income	—	—	—	—	—	65,638	—	65,638
Stock-based compensation	—	—	—	—	7,636	—	—	7,636
Foreign currency translation adjustments	—	—	—	—	—	—	(43)	(43)
Public equity offering	13,379,205	134	—	—	349,085	—	—	349,219
Shares issued upon vesting of restricted stock units	58,974	1	—	—	(192)	—	—	(191)
Exercise of options to purchase common stock	340,382	3	—	—	4,203	—	—	4,206
Balance, August 29, 2020	95,751,845	$958	98,234	$(2,145)	$1,076,472	$64,927	$(879)	$1,139,333

See accompanying Notes to the Consolidated Financial Statements

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

    On August 21, 2019, the Company's wholly-owned subsidiary Simply Good Foods USA, Inc., formerly known as Atkins Nutritionals, Inc. (“Simply Good USA”) entered into a Stock and Unit Purchase Agreement (the “Purchase Agreement”) to acquire Quest Nutrition, LLC (“Quest”), a healthy lifestyle food company (the “Acquisition of Quest”). On November 7, 2019, pursuant to the Purchase Agreement, Simply Good USA completed the Acquisition of Quest, via Simply Good USA’s direct or indirect acquisition of 100% of the equity interests of Voyage Holdings, LLC (“Voyage Holdings”), and VMG Quest Blocker, Inc. (“Voyage Blocker” and, together with Voyage Holdings, the “Target Companies”) for a cash purchase price of approximately $1.0 billion (subject to customary adjustments for the Target Companies’ levels of cash, indebtedness, net working capital and transaction expenses as of the closing date).

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

    The financial information presented within the Company's consolidated financial statements has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial statements include Consolidated Balance Sheets for the periods ended August 29, 2020 and August 31, 2019. The remaining financial statements include the fifty-two week period ended August 29, 2020, the fifty-three week period ended August 31, 2019, and the fifty-two week period ended August 25, 2018. As discussed in Note 2, Restatement of Previously Issued Consolidated Financial Statements, the consolidated financial statements have been restated to reflect certain warrants as liabilities rather than equity.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to Simply Good Foods and its subsidiaries on a consolidated basis.

Reclassification of Prior Year Amounts

    Certain prior year amounts have been reclassified to conform to the current year presentation including (i) Selling expenses and Marketing expenses, which have been combined as Selling and marketing expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss) and (ii) Other operating expense, which has been combined with General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).

2. Restatement of Previously Issued Consolidated Financial Statements

    On April 12, 2021, the SEC issued a statement (the “SEC Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPAC”). The SEC Statement discussed certain features of warrants issued in SPAC transactions that may be common across many entities. Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder. The SEC Statement indicated that, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. Following consideration of the guidance in the SEC Statement, the Company concluded that its private warrants should be classified as a liability and measured at fair value at each reporting period, rather than as equity awards. Management concluded the effect of this error on the Company’s previously reported consolidated financial statements is material and, as such, the accompanying consolidated financial statements as of August 29, 2020 and August 31, 2019, and for the fifty-two week period ended August 29, 2020, the fifty-three week period ended August 31, 2019, and the fifty-two week period ended August 25, 2018, and accompanying notes thereto have been restated from the amounts previously reported to give effect to the correction of this error (the “Restatement”).

    As a result of the Restatement, the Company’s private warrants (the “Private Warrants”) are now reflected as a liability measured at fair value on the Consolidated Balance Sheets, and the change in the fair value of this liability in each period is recognized as a gain or loss in the Consolidated Statements of Operations and Comprehensive Income (Loss). The effect of the Restatement on the Consolidated Balance Sheets as of August 29, 2020 and August 31, 2019, and Consolidated Statements of Operations and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the fifty-two week period ended August 29, 2020, the fifty-three week period ended August 31, 2019, and the fifty-two week period ended August 25, 2018, are presented below. The effect of the Restatement on the August 26, 2017 stockholders’ equity balances is presented on the Consolidated Statements of Stockholders’ Equity. Further, as a result of the Restatement, previously identified immaterial adjustments have been made to the 2018 and 2019 fiscal year results. These are reflected as “other adjustments” in the restated tables below. Regarding the statement of cash flows, the adjustments presented below to net income were offset by adjustments for the same amount within non-cash operating activities, and therefore the Restatement had no effect on total net cash flows from operating, investing or financing activities for the restated periods. Additionally, see Note 15, Earnings (Loss) Per Share, for restated earnings (loss) per share amounts and Note 20, Unaudited Quarterly Financial Data, for the Restatement effects to the quarterly periods during the fifty-two week period ended August 29, 2020 and the fifty-three week period ended August 31, 2019.

Consolidated Balance Sheet	August 29, 2020
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$2,008,445	$—	$2,008,445
Warrant liability	—	93,638	93,638
Total liabilities	775,474	93,638	869,112
Additional paid-in-capital	1,094,507	(18,035)	1,076,472
Retained earnings	140,530	(75,603)	64,927
Total stockholders’ equity	1,232,971	(93,638)	1,139,333
Total liabilities and stockholders’ equity	$2,008,445	$—	$2,008,445

Consolidated Balance Sheet	August 31, 2019
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$1,141,650	$—	$1,141,650
Warrant liability	—	124,576	124,576
Total liabilities	304,206	124,576	428,782
Additional paid-in-capital	733,775	(18,035)	715,740
Retained earnings (accumulated deficit)	105,830	(106,541)	(711)
Total stockholders’ equity	837,444	(124,576)	712,868
Total liabilities and stockholders’ equity	$1,141,650	$—	$1,141,650

Consolidated Statement of Operations and Comprehensive Income (Loss)	52-Weeks Ended
	August 29, 2020
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Income from operations	$78,224	$—	$78,224
Gain in fair value change of warrant liability	—	30,938	30,938
Total other (expense) income	(30,198)	30,938	740
Income before income taxes	48,026	30,938	78,964
Income tax expense	13,326	—	13,326
Net income	34,700	30,938	65,638
Comprehensive income	$34,657	$30,938	$65,595

As a result of the Restatement adjustments, basic earnings per share changed $0.33 per share, from $0.37 per share to $0.70 per share, and diluted earnings per share was unchanged.

Consolidated Statement of Operations and Comprehensive Income (Loss)	53-Weeks Ended
	August 31, 2019
(In thousands)	As Previously Reported	Restatement Adjustment	Other Adjustments	As Restated
Net sales	$523,383	$—	$375	$523,758
Cost of goods sold	305,978	—	97	306,075
Gross profit	217,405	—	278	217,683
Selling and marketing	67,488	—	206	67,694
General and administrative	61,972	—	208	62,180
Total operating expenses	144,596	—	414	145,010
Income from operations	72,809	—	(136)	72,673
Loss in fair value change of warrant liability	—	(72,673)	—	(72,673)
Total other expense	(8,523)	(72,673)	—	(81,196)
Income (loss) before income taxes	64,286	(72,673)	(136)	(8,523)
Income tax expense	16,750	—	(39)	16,711
Net income (loss)	47,536	(72,673)	(97)	(25,234)
Comprehensive income (loss)	$47,498	$(72,673)	$(97)	$(25,272)

As a result of the Restatement adjustments, basic earnings per share decreased by $0.90 per share, from $0.59 per share to a loss per share of $0.31, and diluted earnings per share decreased $0.87 per share, from $0.56 per share to a loss per share of $0.31.

Consolidated Statement of Operations and Comprehensive Income (Loss)	52-Weeks Ended
	August 25, 2018
(In thousands)	As Previously Reported	Restatement Adjustment	Other Adjustments	As Restated
Net sales	$431,429	$—	$6,425	$437,854
Cost of goods sold	251,063	—	3,903	254,966
Gross profit	180,366	—	2,522	182,888
Selling and marketing	59,092	—	94	59,186
General and administrative	49,635	—	(208)	49,427
Total operating expenses	115,636	—	(114)	115,522
Income from operations	64,730	—	2,636	67,366
Loss in fair value change of warrant liability	—	(34,391)	—	(34,391)
Total other expense	(11,639)	(34,391)	—	(46,030)
Income before income taxes	53,091	(34,391)	2,636	21,336
Income tax benefit	(17,364)	—	1,314	(16,050)
Net income	70,455	(34,391)	1,322	37,386
Comprehensive income	$69,638	$(34,391)	$1,322	$36,569

As a result of the Restatement adjustments, basic earnings per share declined $0.47, from $1.00 per share to $0.53 per share, and diluted earnings per share changed $0.45 per share, from $0.96 per share to $0.51 per share.

	52-Weeks Ended
Consolidated Statement of Cash Flows	August 29, 2020
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Operating activities
Net income	$34,700	$30,938	$65,638
Adjustments to reconcile net income to net cash provided by operating activities:
Gain in fair value change of warrant liability	—	(30,938)	(30,938)
Net cash provided by operating activities	$58,921	$—	$58,921

	53-Weeks Ended
Consolidated Statement of Cash Flows	August 31, 2019
(In thousands)	As Previously Reported	Restatement Adjustment	Other Adjustments	As Restated
Operating activities
Net income (loss)	$47,536	$(72,673)	$(97)	$(25,234)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss in fair value change of warrant liability	—	72,673	—	72,673
Deferred income taxes	10,908	—	(39)	10,869
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(7,985)		(375)	(8,360)
Inventories	(8,272)		94	(8,178)
Accrued expenses and other current liabilities	13,961	—	417	14,378
Net cash provided by operating activities	$73,042	$—	$—	$73,042

	52-Weeks Ended
Consolidated Statement of Cash Flows	August 25, 2018
(In thousands)	As Previously Reported	Restatement Adjustment	Other Adjustments	As Restated
Operating activities
Net income	$70,455	$(34,391)	$1,322	$37,386
Adjustments to reconcile net income to net cash provided by operating activities:
Loss in fair value change of warrant liability	—	34,391	—	34,391
Deferred income taxes	(21,108)	—	764	(20,344)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	267	—	(6,425)	(6,158)
Inventories	(1,081)	—	3,506	2,425
Accrued expenses and other current liabilities	1,962	—	833	2,795
Net cash provided by operating activities	$61,038	$—	$—	$61,038

Consolidated Statement of Stockholders’ Equity	August 29, 2020
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Additional paid-in-capital	$1,094,507	$(18,035)	$1,076,472
Net income	34,700	30,938	65,638
Retained earnings	140,530	(75,603)	64,927
Total stockholders’ equity	$1,232,971	$(93,638)	$1,139,333

Consolidated Statement of Stockholders’ Equity	August 31, 2019
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Additional paid-in-capital	$733,775	$(18,035)	$715,740
Net income (loss)	47,536	(72,673)	(25,234)
Retained earnings (accumulated deficit)	105,830	(106,541)	(711)
Total stockholders’ equity	$837,444	$(124,576)	$712,868

Consolidated Statement of Stockholders’ Equity	August 25, 2018
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Additional paid-in-capital	$614,399	$(18,035)	$596,364
Net income	70,455	(34,391)	37,386
Retained earnings	58,294	(33,771)	24,523
Total stockholders’ equity	$672,601	$(51,806)	$620,795

Consolidated Statement of Stockholders’ Equity	August 26, 2017
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Additional paid-in-capital	$610,138	$(18,035)	$592,103
Retained earnings (accumulated deficit)	(12,161)	(702)	(12,863)
Total stockholders’ equity	$598,702	$(18,737)	$579,965

3. Change in Accounting Principle

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

Fifty-Two Weeks Ended August 25, 2018	As Reported	Change in Accounting Principle and Presentation	Other Operating Expense (1)	As Adjusted	Other Adjustments(2)	As Restated(3)
Cost of goods sold	$223,873	$27,190	$—	$251,063	$3,903	$254,966
Distribution	19,685	(19,685)	—	—	—	—
General and administrative	56,333	(7,331)	633	49,635	(208)	49,427
Depreciation and amortization	$7,672	$(174)	$—	$7,498	$—	$7,498

(1)	Other operating expenses have been combined with General and administrative expenses on the Consolidated Statements of Operations and Comprehensive Income (Loss).
(2)	Other Adjustments as reflected within Note 2 of the financial statements.
(3)	As restated amount as reflected within the restated Consolidated Statements of Operations and Comprehensive Income (Loss), and described within Note 2 of the financial statements.

4. Summary of Significant Accounting Policies

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

Business Combination

    On November 7, 2019, pursuant to the Purchase Agreement, the Company completed the Acquisition of Quest for a cash purchase price of approximately $1.0 billion, subject to customary post-closing adjustments. The Acquisition of Quest was accounted for using the acquisition method of accounting prescribed by ASC Topic 805, Business Combinations (“ASC 805”), whereby the results of operations, including the revenues and earnings of Quest, are included in the financial statements from the date of acquisition. Additionally, assets acquired and liabilities assumed were recognized at their fair values based on widely accepted valuation techniques in accordance with ASC Topic 820, Fair Value Measurements, as of the closing date. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of acquisition date. The Company expects to complete the final fair value determination of the assets acquired and liabilities assumed as soon as practicable within the measurement period, but not to exceed one year from the acquisition date.

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

Goodwill and Intangible Assets, Net

    Goodwill and Intangible assets, net result primarily from the Acquisition of Atkins and other acquisitions. Intangible assets primarily include brands and trademarks with indefinite lives and customer-related relationships with finite lives. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including customer-related intangible assets and trademarks, with any remaining purchase price recorded as Goodwill.

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

Warrant Accounting

    The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued private placement stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is assessed as part of this evaluation.

Prior to the Acquisition of Atkins, Conyers Park issued 13,416,667 public warrants and 6,700,000 Private Warrants. The Company assumed the Conyers Park warrants to purchase common stock in connection with the Acquisition of Atkins. As a result of the Acquisition of Atkins, the warrants issued by Conyers Park were no longer exercisable for shares of Conyers Park common stock, but were instead exercisable for common stock of the Company. All other features of the warrants were unchanged.

Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The warrants became exercisable 30 days after the completion of the Acquisition of Atkins and expire five years after that date, or earlier upon redemption or liquidation, as applicable.

The assumed 13,416,667 public warrants qualified for equity classification until the warrants were fully redeemed in fiscal 2019. The 6,700,000 Private Warrants remain outstanding, and are precluded from equity classification, being liability-classified. The Company accounts for these Private Warrants as a derivative warrant liability in accordance with ASC 815-40. Accordingly, the Company recognizes the Private Warrants as a liability at fair value and adjusts the Private Warrants to fair value at each reporting period through other income. The fair value adjustments are determined by using a Black-Scholes option-pricing methodology. The valuation is primarily based on observable market data while the related theoretical private warrant volatility assumption within the Black-Scholes model represents a Level 3 measurement within the fair value measurement hierarchy. The periodic remeasurement of the Private Warrants is reflected in Gain (loss) in fair value change of warrant liability within the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

    Revenues from transactions with external customers for each of the Company's products would be impracticable to disclose and management does not view its business by product line. For revenue disaggregated by geographic area and brand refer to Note 18, Segment and Customer Information.

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

    On September 1, 2019, the Company adopted ASU No. 2016-02 using the alternative transition method under ASU No. 2018-11, which permits application of the new lease guidance at the beginning of the period of adoption, with comparative periods continuing to be reporting under Topic 840. Upon adoption, the Company recorded the following within the Condensed Consolidated Balance Sheets: operating lease right-of-use assets of $5.1 million included within Other long-term assets, current operating lease liabilities of $2.0 million included within Accrued expenses and other current liabilities, long-term operating lease liabilities of $3.8 million included within Other long-term liabilities, finance lease right-of-use assets of $1.2 million included within Property and equipment, net, current finance lease liabilities of $0.2 million included within Current maturities of long term debt, and long-term finance lease liabilities of $1.0 million included within Long-term debt less current maturities. Following the Acquisition of Quest, the Company recorded the following amounts in the Condensed Consolidated Balance Sheets as of the closing date on November 7, 2019: operating lease right-of-use assets of $21.1 million included within Other long-term assets, current operating lease liabilities of $2.0 million included within Accrued expenses and other current liabilities, and long-term operating lease liabilities of $18.9 million included within Other long-term liabilities. The adoption of these ASUs did not result in a cumulative-effect adjustment to the opening balance of retained earnings.

    The guidance provided a number of optional practical expedients in adoption. The Company elected to adopt the package of practical expedients permitted under the transition guidance within the standard, which among other things, permits it to not reassess prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company did not elect the use-of-hindsight practical expedient or the practical expedient pertaining to land easements, the latter not being applicable. Additionally, the Company elected to include both lease and non-lease components as a single component for all asset classes in which the Company is the lessee. For additional information regarding leases, refer to Note 12.

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

5. Business Combination

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

    The Acquisition of Quest was funded by the Company through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from an underwritten public offering of common stock, and $443.6 million in new term loan debt. In the third fiscal quarter of 2020, the Company received a post-closing release from escrow of approximately $2.1 million related to net working capital adjustments, resulting in a total net consideration paid of $986.8 million as of August 29, 2020. Business transaction costs within the Consolidated Statements of Operations and Comprehensive Income (Loss) for fifty-two week period ended August 29, 2020 was $27.1 million, which included $14.5 million of transaction advisory fees related to the Acquisition of Quest, $3.2 million of banker commitment fees, $6.1 million of non-deferrable debt issuance costs related to the incremental term loan, and $3.3 million of other costs, including legal, due diligence, and accounting fees.

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

    The following table sets forth the preliminary purchase price allocation of the Acquisition of Quest to the estimated fair value of the net assets acquired at the date of acquisition. The preliminary purchase price allocation may be adjusted as a result of the finalization of the Company’s purchase price allocation procedures related to the assets acquired and liabilities assumed.

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
(2)    Intangible assets were recorded at fair value consistent with ASC 820 as a result of the Acquisition of Quest. Intangible assets consist of $750.0 million of indefinite brand and trademark, $115.0 million of amortizable customer relationships, and $3.4 million of internally developed software. The useful lives of the intangible assets are disclosed in Note 7 of the consolidated financial statements. The fair value measurement of the assets and liabilities was based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows and market comparable data and companies. The fair values of the intangible assets were estimated using inputs primarily from the income approach and the with/without method, which estimates the value using the cash flow impact in a hypothetical scenario where the customer relationships are not in place. The significant assumptions used in estimating the fair value of the intangible assets include the estimated life the asset will contribute to cash flows, profitability, and the estimated discount rate.
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

    In addition to the above period end adjustments, the pro forma results include certain adjustments, as required under ASC 805, which are different than Article 11 pro forma requirements. ASC 805 requires pro forma adjustments to reflect the effects of fair value adjustments, transaction costs, capital structure changes, the tax effects of such adjustments, and also requires nonrecurring adjustments be prepared as though the Acquisition of Quest had occurred as of the beginning of the earliest period presented. The adjustments to the historical Quest financial results include the exclusion of legacy derivatives and interest expense that were settled in the execution of the Acquisition of Quest. Additional adjustments include non-recurring transaction costs and the portion of the inventory fair value adjustment recorded by the Company during the fifty-two week period ended August 29, 2020. Both periods were further adjusted to reflect a full period of (a) fair value adjustments related to inventory and incremental customer relationship amortization, (b) interest expense with the higher principal and interest rates associated with the Company's new term loan debt incurred to finance, in part, the Acquisition of Quest, and (c) the effects of the adjustments on income taxes and net income. The pro forma combined financial information includes the fair value adjustments of the liability-classified Private Warrants.

    The following unaudited pro forma combined financial information presents combined results of the Company and Quest as if the Acquisition of Quest has occurred at the beginning of fiscal 2019:

	52-Weeks Ended	53-Weeks Ended
(In thousands)	August 29, 2020	August 31, 2019
Net sales	$885,044	$832,629
Gross profit	355,395	317,758
Net income (loss)	$90,028	$(42,627)

6. Property and Equipment, Net

    Property and equipment, net, as presented with the Consolidated Balance Sheets, are summarized as follows:

(In thousands)	August 29, 2020	August 31, 2019
Furniture and fixtures	$3,197	$715
Computer equipment and software	1,062	956
Machinery and equipment	1,135	385
Website development costs	—	2,237
Leasehold improvements	8,137	361
Finance lease right-of-use-assets	1,185	—
Construction in progress	—	139
Property and equipment, gross	14,716	4,793
Less: accumulated depreciation	(2,866)	(2,337)
Property and equipment, net	$11,850	$2,456

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

7. Goodwill and Intangibles

    Changes to Goodwill during the fifty-two week period ended August 29, 2020 were as follows:

(In thousands)	Goodwill
Balance as of August 31, 2019	$471,427
Acquisition of business	73,347
Balance as of August 29, 2020	$544,774

    The Company performed the first step of the quantitative goodwill impairment assessment by comparing the fair value of each of the Company’s reporting units to its carrying amount, including goodwill. The goodwill impairment assessment was performed for each reporting unit that had goodwill, which consisted of both of the Company’s operating segments, Atkins and Quest. The estimated fair values of the Atkins and Quest reporting units substantially exceeded their carrying values. Therefore, the Company determined neither reporting unit was impaired. The change in Goodwill during the fifty-two week period ended August 29, 2020 was the result of the acquisition method of accounting related to the Acquisition of Quest as described in Note 5. There were no changes in the Company's goodwill in the fifty-three week period ended August 31, 2019. There were no impairment charges related to goodwill in the fifty-two week period ended August 29, 2020 or since the inception of the Company.

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

Intangible assets, net changed due to the Acquisition of Quest, amortization expense, and an impairment loss related to brand and trademark intangible assets. During the fourth quarter of fiscal 2020, the Company determined there were indicators of impairment related to the SimplyProtein brand intangible asset. Therefore, the Company performed a quantitative assessment of its brand intangible asset, which indicated its fair value exceeded its carrying value, resulting in a loss on impairment of $3.0 million. Additionally, the Company had not identified indicators of impairment related to its finite-lived intangible assets, which are tested for impairment when events or circumstances indicated that the carrying amount may not be recoverable.

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

8. Accrued Expenses and Other Current Liabilities

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

9. Long-Term Debt and Line of Credit

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

    The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on the third anniversary of the closing date of the credit facilities) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all financial covenants as of August 29, 2020 and August 31, 2019, respectively.

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

    As of August 29, 2020, the Company had letters of credit in the amount of $5.9 million outstanding. These letters of credit offset against the availability of the Revolving Credit Facility. These letters of credit exist to support three of the Company's leased buildings and insurance programs relating to workers' compensation. No amounts were drawn against these letters of credit at August 29, 2020.

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

10. Fair Value of Financial Instruments

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

    A loss of $0.5 million and a benefit of $2.8 million was charged to the Loss (gain) in fair value change of contingent consideration - TRA liability for the fifty-three week period ended August 31, 2019 and fifty-two week period ended August 25, 2018, respectively. The Company settled the Income Tax Receivable Agreement (the “TRA”) during the fifty-three week period ended August 31, 2019, which resulted in a $1.5 million gain. Refer to Note 11, Income Taxes, for additional details regarding the TRA liability settlement.

Level 3 Measurements

The Company has outstanding liability-classified Private Warrants that allow holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants are held by Conyers Park Sponsor, LLC, a related party. The Company utilizes the Black-Scholes valuation model to estimate the fair value of the Private Warrants at each reporting date. The application of the Black-Scholes model utilizes significant assumptions, including volatility. Significant judgment is required in determining the expected volatility (the key assumption) of the Private Warrants. In order to determine the most accurate measure of this volatility, the Company measured expected volatility based on several inputs, including considering a peer group of publicly traded companies, the Company’s implied volatility based on traded options, the implied volatility of comparable SPAC warrants, and the implied volatility of any outstanding Public Warrants during the periods they were outstanding. As a result of the unobservable inputs that were used to determine the expected volatility of the Private Warrants, the fair value measurement of these warrants reflects a Level 3 measurement within the fair value measurement hierarchy.

    The periodic remeasurement of the warrant liability is reflected in Gain (loss) in fair value change of warrant liability within the Consolidated Statements of Operations and Comprehensive Income (Loss). The adjustments for the fifty-two week period ended August 29, 2020, the fifty-three week period ended August 31, 2019, and the fifty-two week period ended August 25, 2018 were a gain of $30.9 million, a loss of $72.7 million and a loss of $34.4 million, respectively. The adjustments resulted in a total warrant liability at August 29, 2020 and August 31, 2019 of $93.6 million and $124.6 million, respectively.

    There were 6,700,000 Private Warrants outstanding as of August 29, 2020, August 31, 2019, and August 25, 2018. Based on the fair value assessment that was performed, the Company determined a fair value price per Private Warrant of $13.98, $18.59, and $7.75 as of August 29, 2020, August 31, 2019, and August 25, 2018, respectively. The table below summarizes the inputs used to calculate the fair value of the warrant liability at each of the dates indicated below:

	August 29, 2020	August 31, 2019	August 25, 2018
Exercise Price	$11.50	$11.50	$11.50
Stock Price	$25.39	$29.63	$17.98
Dividend Yield	—%	—%	—%
Expected Term (in Years)	1.85	2.85	3.87
Risk-Free Interest Rate	0.14%	1.43%	2.68%
Expected Volatility	29.20%	21.10%	18.40%
Per Share Value of Warrants	$13.98	$18.59	$7.75

    The following table presents changes in Level 3 liabilities measured at fair value for the year ended August 31, 2019:

(In thousands)	Private Warrants
Balance at August 25, 2018	$51,903
Change in fair value of warrant liabilities	72,673
Balance at August 31, 2019	$124,576

    The following table presents changes in Level 3 liabilities measured at fair value for the year ended August 29, 2020:

(In thousands)	Private Warrants
Balance at August 31, 2019	$124,576
Change in fair value of warrant liabilities	(30,938)
Balance at August 29, 2020	$93,638

    There were no transfers of financial instruments between the three levels of the fair value hierarchy during the fiscal years ended August 29, 2020, August 31, 2019, and August 25, 2018, respectively.

11. Income Taxes

    The sources of income before income taxes are as follows:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 29, 2020	August 31, 2019	August 25, 2018
Domestic	$78,418	$(8,565)	$17,993
Foreign	546	42	3,343
Total income before income taxes	$78,964	$(8,523)	$21,336

    Income tax expense (benefit) was comprised of the following:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 29, 2020	August 31, 2019	August 25, 2018
Current:
Federal	$3,056	$2,784	$3,134
State and local	1,835	2,684	159
Foreign	219	374	1,001
Total current expense	$5,110	$5,842	$4,294

Deferred:
Federal	$6,747	$9,937	$(20,459)
State and local	1,637	1,086	(26)
Foreign	(168)	(154)	141
Total deferred income tax expense (benefit)	8,216	10,869	(20,344)
Total tax expense (benefit)	$13,326	$16,711	$(16,050)

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 29, 2020	August 31, 2019	August 25, 2018
Statutory income tax expense:	21.0%	21.0%	25.5%
Change in fair value of warrant liabilities	(10.8)	(222.2)	(42.5)
State income tax expense, net of federal	5.0	3.9	3.1
Valuation allowance	(1.2)	(0.6)	0.6
Taxes on foreign income above the U.S. tax	0.1	0.2	0.4
Tax Cuts and Jobs Act	—	—	(58.4)
Change in tax rate	1.5	1.5	(4.0)
Non-deductible transaction costs	0.1	—	—
TRA contingent consideration	—	(0.4)	(1.5)
Other permanent items	1.2	0.5	1.6
Income tax expense (benefit)	16.9%	(196.1)%	(75.2)%

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

    For the Global Intangible Low-Taxed Income (“GILTI”) provisions of the Tax Act, the Company completed its assessment during the second quarter of 2019 and, effective August 26, 2018, elected an accounting policy to record GILTI as period costs if and when incurred. Additionally, the Company concluded that it had not met the threshold requirements of the base erosion and anti-abuse tax. Although the measurement period has closed, further technical guidance related to the Tax Act, including final regulations on a broad range of topics, is expected to be issued. In accordance with ASC 740, the Company will recognize any effects of the guidance in the period that such guidance is issued.

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

Tax Receivable Agreement

    Concurrent with the Acquisition of Atkins, the Company entered into the TRA with the historical stockholders of Atkins. The TRA was valued based on the future expected payments under the terms of the agreement. The TRA provides for the payment by Simply Good Foods to the Atkins’ selling equity holders for certain federal, state, local and non-U.S. tax benefits deemed realized in post-closing taxable periods by Simply Good Foods, Conyers Park, Atkins and Atkins’ eligible subsidiaries from the use of up to $100 million of the following tax attributes: (i) net operating losses available to be carried forward as of the closing of the Acquisition of Atkins, (ii) certain deductions generated by the consummation of the business transaction and (iii) remaining depreciable tax basis from the 2003 acquisition of Atkins Nutritionals, Inc.

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

12. Leases

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

13. Commitments and Contingencies

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

    During the fifty-three week period ended August 31, 2019, the Company reserved $3.5 million for the potential settlement of class action litigation concerning certain product label claims. During the fifty-two week period ended August 29, 2020, the Company reserved an additional $0.3 million. The reserve is included within General and administrative in the Consolidated Statements of Operations and Comprehensive Income (Loss) and the reserve was fully paid into escrow and settled during the fifty-two week period ended August 29, 2020.

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

14. Stockholders’ Equity

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

Warrants to Purchase Common Stock

    Prior to the Acquisition of Atkins, Conyers Park issued 13,416,667 public warrants and 6,700,000 Private Warrants. The Company assumed the Conyers Park warrants to purchase common stock in connection with the Acquisition of Atkins. As a result of the Acquisition of Atkins, the warrants issued by Conyers Park were no longer exercisable for shares of Conyers Park common stock, but were instead exercisable for common stock of the Company. All other features of the warrants were unchanged.

Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The warrants became exercisable 30 days after the completion of the Acquisition of Atkins in 2017 and expire five years after that date, or earlier upon redemption or liquidation, as applicable.

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

The Private Warrants to purchase 6,700,000 shares of the Company's common stock remain outstanding, have not been transferred by Conyers Park Sponsor, LLC, a related party, and remain liability-classified. As discussed in Note 10, the liability-classified warrants are remeasured on a recurring basis, primarily based on observable market data while the related theoretical private warrant volatility assumption within the Black-Scholes model represents a Level 3 measurement within the fair value measurement hierarchy. The periodic remeasurement of the warrant liability is reflected in Gain (loss) in fair value change of warrant liability within the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

15. Earnings (Loss) Per Share

    Basic earnings or loss per share is based on the weighted average number of common shares issued and outstanding. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive securities. In periods in which the Company has a net loss, diluted earnings per share is based on the weighted average number of common shares issued and outstanding as the effect of including common stock equivalents outstanding would be antidilutive.

The Company has outstanding liability-classified Private Warrants to purchase 6,700,000 shares of the Company’s common stock. During periods when the effect is dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares, calculated using the treasury stock method. During periods when the impact is antidilutive, the share settlement is excluded.

    The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands, except share and per share data)	August 29, 2020	August 31, 2019	August 25, 2018
Basic earnings per share computation:
Numerator:
Net income (loss) available to common stock stockholders	$65,638	$(25,234)	$37,386
Denominator:
Weighted average common shares - basic	93,968,953	80,734,091	70,582,149
Basic earnings (loss) per share from net income	$0.70	$(0.31)	$0.53
Diluted earnings per share computation:
Numerator:
Net income (loss) available to common stock stockholders	$65,638	$(25,234)	$37,386
Gain in fair value change of warrant liability	(30,938)	—	—
Numerator for diluted earnings per share	34,700	(25,234)	37,386
Denominator:
Weighted average common shares outstanding - basic	93,968,953	80,734,091	70,582,149
Public warrants	—	—	2,111,561
Private Warrants	3,327,656	—	—
Employee stock options	1,001,542	—	43,779
Non-vested shares	45,571	—	49,354
Weighted average common shares - diluted	98,343,722	80,734,091	72,786,843
Diluted earnings (loss) per share from net income (loss)	$0.35	$(0.31)	$0.51

    Diluted earnings per share calculations for the fifty-two week period ended August 29, 2020, fifty-three week period ended August 31, 2019, and fifty-two week period ended August 25, 2018 excluded 0.6 million, 1.0 million and 0.2 million shares of common stock options issuable upon exercise of stock options, respectively, that would have been anti-dilutive. In addition, the fifty-three week period ended August 31, 2019, and fifty-two week period ended August 25, 2018 excluded 3.0 million and 0.9 million shares, issuable upon exercise, of Private Warrants that would have been anti-dilutive. The fifty-three week period ended August 31, 2019 excluded 0.6 million shares, issuable upon exercise, of public warrants that would have been anti-dilutive. An immaterial number of non-vested shares were excluded from diluted earnings per share calculations for the fifty-two week period ended August 29, 2020, fifty-three week period ended August 31, 2019, and fifty-two week period ended August 25, 2018.

16. Omnibus Incentive Plan

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

17. Related Party Transactions

Tax Receivable Agreement

    During the fifty-three week period ended August 31, 2019, the Company entered into the Termination Agreement, pursuant to which, the Company paid $26.5 million to settle the TRA (the “Termination Payment”), which provided former stockholders of Atkins with payments for federal, state, local and non-U.S. tax benefits deemed realized by the Company.

    Under the Termination Agreement, each of the parties thereto agreed to terminate the TRA and to release and discharge any and all obligations and liabilities of the other parties thereunder effective as of the exchange agent’s receipt of the Termination Payment. Richard Laube, a former director of the Company, Joseph Scalzo, President and Chief Executive Officer and a director of the Company, and Scott Parker, Chief Marketing Officer, were each former stockholders of Atkins and received their respective pro rata share of the Termination Payment as additional consideration for their former stock ownership in accordance with the terms of the Merger Agreement. The TRA liability and subsequent settlement are discussed in Note 11, Income Taxes.

Merger Agreement Working Capital Adjustment

    In the first quarter of fiscal 2018, pursuant to the terms of the Merger Agreement, Simply Good Foods paid a working capital adjustment of $1.8 million to the former owners of Atkins, which resulted in an increase to the previously recognized goodwill.

18. Segment and Customer Information

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

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 29, 2020	August 31, 2019	August 25, 2018
Net sales
North America(1)	$501,472	$498,571	$411,480
International(1)	28,366	25,187	26,374
Total Atkins	529,838	523,758	437,854
Quest(2)	286,803	—	—
Total	$816,641	$523,758	$437,854
(1)    The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of Company’s net sales are attributed or that is otherwise deemed individually material.
(2)    Quest net sales are primarily in North America.

    The following is a summary long lived assets by geographic area:

(In thousands)	August 29, 2020	August 31, 2019
Long lived assets
North America(1)	$11,841	$2,437
International(1)	9	19
Total	$11,850	$2,456
(1)    The North America geographic area consists of long-lived assets substantially related to the United States and there is no individual foreign country in which more than 10% of the Company’s long-lived assets are located or that is otherwise deemed individually material.

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

19. Restructuring and Related Charges

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

    For the fifty-two week period ended August 29, 2020, the Company incurred $5.5 million of costs for these restructuring activities which have been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income (Loss). Overall, the Company expects to incur a total of approximately $8.1 million in restructuring costs, including the $5.5 million referenced above. The one-time termination benefits and employee severance costs are to be paid throughout fiscal 2021 and the first quarter of fiscal 2022.

    Changes to the restructuring liability during the fifty-two week period ended August 29, 2020 were as follows:

(in thousands)	Termination benefits and severance	Other	Restructuring Liability
Balance as of August 31, 2019	$—	$—	$—
Charges	4,139	1,388	5,527
Cash payments	—	(1,388)	(1,388)
Non-cash settlements or adjustments	—	—	—
Balance as of August 29, 2020	$4,139	$—	$4,139

20. Unaudited Quarterly Financial Data

    Summarized quarterly financial data:

	52-Weeks Ended	13-Weeks Ended	13-Weeks Ended	13-Weeks Ended	13-Weeks Ended
(In thousands, except per share amounts)	August 29, 2020	August 29, 2020	May 30, 2020	February 29, 2020	November 30, 2019
Net sales	$816,641	$222,286	$215,101	$227,101	$152,153
Gross profit	324,328	88,102	88,626	85,394	62,206
Income (loss) from operations	78,224	24,832	31,108	25,269	(2,985)
Net income (loss)	$65,638	$(39,290)	$48,112	$48,301	$8,515

Earnings (loss) per share:
Basic	$0.70	$(0.41)	$0.50	$0.51	$0.09
Diluted	$0.35	$(0.41)	$0.17	$0.11	$(0.05)

	53-Weeks Ended	14-Weeks Ended	13-Weeks Ended	13-Weeks Ended	13-Weeks Ended
(In thousands, except per share amounts)	August 31, 2019	August 31, 2019	May 25, 2019	February 23, 2019	November 24, 2018
Net sales	$523,758	$139,184	$139,468	$123,800	$121,306
Gross profit (1)	$217,683	$59,173	$56,657	$49,655	$52,198
Income from operations	$72,673	$12,115	$20,510	$19,002	$21,046
Net (loss) income	$(25,234)	$(42,231)	$5,859	$7,112	$4,026

Earnings (loss) per share:
Basic	$(0.31)	$(0.52)	$0.07	$0.09	$0.05
Diluted	$(0.31)	$(0.52)	$0.07	$0.09	$0.05

(1)
During the fifty-three weeks period ended August 31, 2019, certain reclassifications were made to previously reported amounts to conform to the current presentation. On the consolidated statement of operations, inbound freight previously included in Distribution, distribution center expenses previously included in General and administrative, and depreciation for equipment used in warehouse operations were reclassified to Cost of goods sold. Including these expenses in Cost of goods sold better aligned costs with the related revenue. As a result, the first three quarters of fiscal year 2019 have been adjusted on a retrospective basis to reflect the reclassification. For additional information on the change in accounting principle, see Note 3.

    Earnings per common share amounts are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share amounts may not equal the quarterly earnings per share amounts or the annual earnings per share amounts due to rounding. The restated amounts presented above are inclusive of fair market value adjustments, disclosed in detail below.

Restatement of previously issued Unaudited Consolidated Financial Statements

    In lieu of filing amended Quarterly Reports on Form 10-Q, the following tables represent the Company’s restated unaudited consolidated financial statements for each of the fiscal quarters during the fiscal years ended August 29, 2020 and August 31, 2019. Regarding the statement of cash flows, the adjustments presented below to net income were offset by adjustments for the same amount within non-cash operating activities, and therefore the Restatement had no effect on total net cash flows from operating, investing or financing activities for the restated periods. See Note 2, Restatement of Previously Issued Consolidated Financial Statements, for additional information.

    The restated consolidated financial statement tables present a reconciliation from prior periods, as previously reported, to the restated amounts. The amounts as previously reported were derived from the Company’s Quarterly Reports on Form 10-Q for the interim periods of 2020 and 2019 and from the Annual Report on Form 10-K for the fiscal year ended August 29, 2020.

    The effects of this error on the previously reported 2020 quarterly Condensed Consolidated Balance Sheets are as follows:

	As Previously Reported				Adjustments				As Restated
(In thousands)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Warrant liability	$—	$—	$—	$—	$111,268	$73,624	$41,921	$93,638	$111,268	$73,624	$41,921	$93,638
Total liabilities	832,380	804,315	824,495	775,474	111,268	73,624	41,921	93,638	943,648	877,939	866,416	869,112
Additional paid-in-capital	1,084,671	1,087,506	1,089,652	1,094,507	(18,035)	(18,035)	(18,035)	(18,035)	1,066,636	1,069,471	1,071,617	1,076,472
Retained earnings (accumulated deficit)	101,037	111,694	128,103	140,530	(93,233)	(55,589)	(23,886)	(75,603)	7,804	56,105	104,217	64,927
Total stockholders' equity	1,183,681	1,197,033	1,215,649	1,232,971	(111,268)	(73,624)	(41,921)	(93,638)	1,072,413	1,123,409	1,173,728	1,139,333
Total liabilities and stockholders' equity	$2,016,061	$2,001,348	$2,040,144	$2,008,445	$—	$—	$—	$—	$2,016,061	$2,001,348	$2,040,144	$2,008,445

The effects of this error on the previously reported 2020 quarterly Condensed Consolidated Statements of Comprehensive Income (Loss) on a quarter-to-date basis are as follows:

	As Previously Reported				Adjustments				As Restated
(In thousands, except share data)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Gain (loss) in fair value change of warrant liability	$—	$—	$—	$—	$13,308	$37,644	$31,703	$(51,717)	$13,308	$37,644	$31,703	$(51,717)
Total other (expense) income	(3,537)	(10,690)	(8,654)	(7,317)	13,308	37,644	31,703	(51,717)	9,771	26,954	23,049	(59,034)
(Loss) income before income taxes	(6,522)	14,579	22,454	17,515	13,308	37,644	31,703	(51,717)	6,786	52,223	54,157	(34,202)
Net (loss) income	(4,793)	10,657	16,409	12,427	13,308	37,644	31,703	(51,717)	8,515	48,301	48,112	(39,290)
Comprehensive (loss) income	$(4,793)	$10,516	$16,470	$12,464	$13,308	$37,644	$31,703	$(51,717)	$8,515	$48,160	$48,173	$(39,253)

Earnings (loss) per share:
Basic	$(0.05)	$0.11	$0.17	$0.13	$0.14	$0.40	$0.33	$(0.54)	$0.09	$0.51	$0.50	$(0.41)
Diluted	$(0.05)	$0.11	$0.17	$0.12	$—	$—	$—	$(0.53)	$(0.05)	$0.11	$0.17	$(0.41)

The effects of this error on the previously reported 2020 quarterly Condensed Consolidated Statements of Comprehensive Income (Loss) on a year-to-date basis are as follows:

	As Previously Reported					Adjustments				As Restated
(In thousands, except share data)	Q1	Q2		Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Gain (loss) in fair value change of warrant liability	$—	$—	$—	$—	$—	$13,308	$50,952	$82,655	$30,938	$13,308	$50,952	$82,655	$30,938
Total other (expense) income	(3,537)	(14,227)		(22,881)	(30,198)	13,308	50,952	82,655	30,938	9,771	36,725	59,774	740
(Loss) income before income taxes	(6,522)	8,057		30,511	48,026	13,308	50,952	82,655	30,938	6,786	59,009	113,166	78,964
Net (loss) income	(4,793)	5,864		22,273	34,700	13,308	50,952	82,655	30,938	8,515	56,816	104,928	65,638
Comprehensive (loss) income	$(4,793)	$5,723		$22,193	$34,657	$13,308	$50,952	$82,655	$30,938	$8,515	$56,675	$104,848	$65,595

Earnings (loss) per share:
Basic	$(0.05)	$0.06		$0.24	$0.37	$0.14	$0.55	$0.88	$0.33	$0.09	$0.61	$1.12	$0.70
Diluted	$(0.05)	$0.06		$0.23	$0.35	$—	$—	$—	$—	$(0.05)	$0.06	$0.23	$0.35

The effects of this error on the previously reported 2019 quarterly Condensed Consolidated Balance Sheets are as follows:

	As Previously Reported				Adjustments				As Restated
(In thousands)	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Warrant liability	$—	$—	$—	$—	$63,037	$68,647	$76,254	$124,576	$63,037	$68,647	$76,254	$124,576
Total liabilities	282,773	289,005	294,623	304,206	63,037	68,647	76,254	124,576	345,810	357,652	370,877	428,782
Additional paid-in-capital	728,864	730,584	732,181	733,775	(18,035)	(18,035)	(18,035)	(18,035)	710,829	712,549	714,146	715,740
Retained earnings (accumulated deficit)	73,551	86,273	99,739	105,830	(45,002)	(50,612)	(58,219)	(106,541)	28,549	35,661	41,520	(711)
Total stockholders' equity	802,578	816,714	829,986	837,444	(63,037)	(68,647)	(76,254)	(124,576)	739,541	748,067	753,732	712,868
Total liabilities and stockholders' equity	$1,085,351	$1,105,719	$1,124,609	$1,141,650	$—	$—	$—	$—	$1,085,351	$1,105,719	$1,124,609	$1,141,650

The effects of this error on the previously reported 2019 Condensed Consolidated Statements of Comprehensive Income (Loss) on a quarter-to-date basis are as follows:

	As Previously Reported					Adjustments				As Restated
(In thousands, except share data)	Q1		Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net sales	$120,931		$123,800	$139,468	$139,184	$375	$—	$—	$—	$121,306	$123,800	$139,468	$139,184
Cost of goods sold	69,011		74,145	82,811	80,011	97	—	—	—	69,108	74,145	82,811	80,011
Gross profit	51,920		49,655	56,657	59,173	278	—	—	—	52,198	49,655	56,657	59,173
Selling and marketing	15,319		14,729	17,550	19,890	206	—	—	—	15,525	14,729	17,550	19,890
General and administrative	11,998		13,732	15,947	20,295	208	—	—	—	12,206	13,732	15,947	20,295
Total operating expenses	30,738		30,653	36,147	47,058	414	—	—	—	31,152	30,653	36,147	47,058
Income from operations	21,182		19,002	20,510	12,115	(136)	—	—	—	21,046	19,002	20,510	12,115
(Loss) gain in fair value change of warrant liability	—	—	—	—	—	(11,134)	(5,610)	(7,607)	(48,322)	(11,134)	(5,610)	(7,607)	(48,322)
Total other (expense) income	(1,300)		(2,253)	(2,460)	(2,510)	(11,134)	(5,610)	(7,607)	(48,322)	(12,434)	(7,863)	(10,067)	(50,832)
Income before income taxes	19,882		16,749	18,050	9,605	(11,270)	(5,610)	(7,607)	(48,322)	8,612	11,139	10,443	(38,717)
Income tax expense (benefit)	4,625		4,027	4,584	3,514	(39)	—	—	—	4,586	4,027	4,584	3,514
Net income (loss)	15,257		12,722	13,466	6,091	(11,231)	(5,610)	(7,607)	(48,322)	4,026	7,112	5,859	(42,231)
Comprehensive income (loss)	$15,399		$12,543	$13,212	$6,344	$(11,231)	$(5,610)	$(7,607)	$(48,322)	$4,168	$6,933	$5,605	$(41,978)

Earnings (loss) per share:
Basic	$0.20		$0.16	$0.16	$0.07	$(0.15)	$(0.07)	$(0.09)	$(0.59)	$0.05	$0.09	$0.07	$(0.52)
Diluted	$0.18		$0.15	$0.16	$0.07	$(0.13)	$(0.06)	$(0.09)	$(0.59)	$0.05	$0.09	$0.07	$(0.52)

The effects of this error on the previously reported 2019 quarterly Condensed Consolidated Statements of Comprehensive Income (Loss) on a year-to-date basis are as follows:

	As Previously Reported					Adjustments				As Restated
(In thousands, except share data)	Q1		Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net sales	$120,931		$244,731	$384,199	$523,383	$375	$375	$375	$375	$121,306	$245,106	$384,574	$523,758
Cost of goods sold	69,011		143,156	225,967	305,978	97	97	97	97	69,108	143,253	226,064	306,075
Gross profit	51,920		101,575	158,232	217,405	278	278	278	278	52,198	101,853	158,510	217,683
Selling and marketing	15,319		30,048	47,598	67,488	206	206	206	206	15,525	30,254	47,804	67,694
General and administrative	11,998		25,730	41,677	61,972	208	208	208	208	12,206	25,938	41,885	62,180
Total operating expenses	30,738		61,391	97,538	144,596	414	414	414	414	31,152	61,805	97,952	145,010
Income from operations	21,182		40,184	60,694	72,809	(136)	(136)	(136)	(136)	21,046	40,048	60,558	72,673
(Loss) gain in fair value change of warrant liability	—	—	—	—	—	(11,134)	(16,744)	(24,351)	(72,673)	(11,134)	(16,744)	(24,351)	(72,673)
Total other (expense) income	(1,300)		(3,553)	(6,013)	(8,523)	(11,134)	(16,744)	(24,351)	(72,673)	(12,434)	(20,297)	(30,364)	(81,196)
Income before income taxes	19,882		36,631	54,681	64,286	(11,270)	(16,880)	(24,487)	(72,809)	8,612	19,751	30,194	(8,523)
Income tax expense (benefit)	4,625		8,652	13,236	16,750	(39)	(39)	(39)	(39)	4,586	8,613	13,197	16,711
Net income (loss)	15,257		27,979	41,445	47,536	(11,231)	(16,841)	(24,448)	(72,770)	4,026	11,138	16,997	(25,234)
Comprehensive income (loss)	$15,399		$27,942	$41,154	$47,498	$(11,231)	$(16,841)	$(24,448)	$(72,770)	$4,168	$11,101	$16,706	$(25,272)

Earnings (loss) per share:
Basic	$0.20		$0.35	$0.52	$0.59	$(0.15)	$(0.21)	$(0.31)	$(0.90)	$0.05	$0.14	$0.21	$(0.31)
Diluted	$0.18		$0.33	$0.49	$0.56	$(0.13)	$(0.19)	$(0.28)	$(0.87)	$0.05	$0.14	$0.21	$(0.31)

21. Subsequent Events

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 29, 2020, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting described below.

    Notwithstanding the identified material weakness, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. generally accepted accounting principles.

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

Management's Report on Internal Control over Financial Reporting (As Revised)

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

    As of August 29, 2020, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our assessments and those criteria, on October 28, 2020, we filed the Original Filing for the fiscal year ended August 29, 2020, at which time management determined that the Company maintained effective internal control over financial reporting as of August 29, 2020.

    Subsequent to the Original Filing on October 28, 2020, management identified a material weakness in the Company's internal control over financial reporting related to the accounting for and classification of the Private Warrants. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified this material weakness as a result of evaluating the SEC Statement, which addressed certain accounting and reporting considerations for warrants issued by special purpose acquisition companies. The material weakness is due to the lack of an effectively designed control over the evaluation of the underlying clauses of the warrant agreement as it relates to the Private Warrants, and an insufficient understanding of the warrant agreement and accounting literature to reach a correct conclusion. As a result, we have concluded that our internal control over financial reporting was not effective as of August 29, 2020.

    The effectiveness of our internal control over financial reporting as of August 29, 2020 was audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an adverse opinion on the effectiveness of our internal control over financial reporting as a result of the material weakness identified.

Remediation Plan

    We have expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. Our plans at this time include acquiring enhanced access to accounting literature, increased communication among our personnel regarding the application of complex accounting transactions, hiring additional technical resources and enhanced reviews of technical analyses to ensure the proper application of GAAP. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Simply Good Foods Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of the Simply Good Foods Company and subsidiaries (the “Company”) as of August 29, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objective of the control criteria, the Company has not maintained effective internal control over financial reporting as of August 29, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fifty-two weeks ended August, 29, 2020, of the Company and our report dated October 28, 2020 (June 30, 2021, as to the effects of the restatement discussed in Note 2 to the consolidated financial statements), expressed an unqualified opinion on those financial statements.
As described in “Management’s Report on Internal Control over Financial Reporting (As Revised),” management excluded from its assessment the internal control over financial reporting at Quest Nutrition LLC and its affiliated entities, which was acquired on November 7, 2019, and whose financial statements constitute 47.8% of total assets and 35.1 % of net sales of the consolidated financial statement amounts as of and for the fifty-two weeks ended August 29, 2020. Accordingly, our audit did not include the internal control over financial reporting at Quest Nutrition LLC and its affiliates.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting (As Revised).” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: Management identified a material weakness in its internal control over financial reporting related to the accounting for and classification of the Company’s Private Warrants. Management identified this material weakness as a result of evaluating the SEC Statement on April 12, 2021, which addressed certain accounting and reporting considerations for warrants issued by special purpose acquisition companies. The material weakness is due to the lack of an effectively designed control over the evaluation of the underlying clauses of the warrant agreement as it relates to Private Warrants, and an insufficient understanding of the warrant agreement and accounting literature to reach a correct conclusion. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the fifty-two weeks ended August 29, 2020, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado
October 28, 2020 (June 30, 2021, as to the effects of the material weakness described in “Management’s Report on Internal Control over Financial Reporting (As Revised)”).

PART IV

Item 15. Exhibits and Financial Statement Schedules

    The audited consolidated financial statements of The Simply Good Foods Company and its subsidiaries, as required to be filed, are included under Item 8 of this Annual Report on Form 10-K/A. Other schedules have been omitted as they are not applicable or the required information is set forth in the consolidated financial statements or notes thereto.

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

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on July 13, 2017).
4.4	Description of Securities (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed on October 28, 2020).
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

10.18†
2017 Omnibus Incentive Plan, as amended from time to time Policy Regarding Treatment of Awards in the Event of an Awardee’s Retirement (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed on October 28, 2020).

21.1	Subsidiaries of The Simply Good Foods Company (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed on October 28, 2020).
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
____________________

†	Indicates a management contract or compensatory plan.
(a)	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned thereunto, duly authorized.

THE SIMPLY GOOD FOODS COMPANY
		By:	/s/ Todd E. Cunfer
Date:	June 30, 2021	Name:	Todd E. Cunfer
		Title:	Chief Financial Officer