Form 10-Q/A
period 2020-11-28
Simply Good Foods Co
filed 2021-06-30
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

    This Amendment No. 1 to Form 10-Q (this “Amendment” or “Form 10-Q/A”) amends The Simply Good Foods Company's Quarterly Report on Form 10-Q for the thirteen weeks ended November 28, 2020, which was originally filed with the SEC on January 7, 2021 (the “Original Filing”). See Note 2, Restatement of Previously Issued Financial Statements, in Part I, Item 1, Financial Statements, for additional information.

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

    On May 13, 2021, the Audit Committee of the Company’s Board of Directors, in consultation with management, concluded that the Company’s previously issued consolidated financial statements for the fiscal years ended August 29, 2020, August 31, 2019, and August 25, 2018, and for each of the Company’s previously issued unaudited interim quarterly financial statements for fiscal years 2020 and 2019 (the “Non-Reliance Period”), should no longer be relied upon. As such, the Company resolved to restate the consolidated financial statements for the Non-Reliance Period. See Note 2, Restatement of Previously Issued Financial Statements, in Part 1, Item 1, Financial Statements for additional information.

    The Company is filing this Amendment to amend and restate the previously issued financial statements for the Company’s first fiscal quarter of 2021 to correct the misapplication of the accounting for the Private Warrants. This Amendment also amends and restates the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures made in the Original Filing as appropriate to reflect the restatement of the relevant periods (the “Restatement”).

Effect of Restatement

    As a result of the Restatement, the Private Warrants are now reflected as a liability measured at fair value on the Company’s Condensed Consolidated Balance Sheets, and the change in the fair value of this liability in each period is recognized as a gain or loss in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

    The effect of these adjustments on net income for the thirteen weeks ended November 28, 2020 and November 30, 2019, was a gain of $20.5 million and a gain of $13.3 million, respectively. The adjustments increased total liabilities at November 28, 2020 by $73.2 million with a corresponding decrease to total stockholders’ equity.

    The restatement of the financial statements had no effect on the Company’s liquidity, cash, or cash equivalents, or cash flows from operating, investing and financing activities. See Note 2 to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

    As previously disclosed in our Annual Report on Form 10-K/A for the year ended August 29, 2020, we identified a material weakness in our internal controls over financial reporting related to inaccurate accounting for warrants issued in connection with our initial public offerings and private placement. As a result of the material weakness, the Company’s disclosure controls and procedures were not effective as of August 29, 2020. Management plans to implement changes to strengthen internal controls and to remediate the material weakness. For additional information, see Part I, Item 4, Controls and Procedures, of this Form 10-Q/A.

Items Amended in this Form 10-Q/A

The following sections in the Original Filing are amended and restated in the entirety in this Form 10-Q/A to reflect the restatement:

•Part I - Item 1 - Financial Statements (Unaudited)
•Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I - Item 4 - Controls and Procedures
•Part II - Item 6 - Exhibits

    Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 dated as of the filing date of this Form 10-Q/A. The certifications are included in this Form-10Q/A as Exhibits 31.1, 31.2, and 32.1.

    This Form 10-Q/A sets forth only those items from the Original Filing that have been modified and superseded to reflect the Restatement. Except as provided above, this Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Filing and filings with the SEC subsequent to the date on which the Company filed the Original Filing with the SEC.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 28, 2020

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share data)

	November 28, 2020	August 29, 2020
	(As Restated, see Note 2)
Assets
Current assets:
Cash and cash equivalents	$91,476	$95,847
Accounts receivable, net	97,887	89,740
Inventories	76,067	59,085
Prepaid expenses	4,345	3,644
Other current assets	9,178	11,947
Total current assets	278,953	260,263

Long-term assets:
Property and equipment, net	11,344	11,850
Intangible assets, net	1,149,895	1,158,768
Goodwill	543,134	544,774
Other long-term assets	31,892	32,790
Total assets	$2,015,218	$2,008,445

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,409	$32,240
Accrued interest	720	960
Accrued expenses and other current liabilities	32,972	38,007
Current maturities of long-term debt	275	271
Total current liabilities	75,376	71,478

Long-term liabilities:
Long-term debt, less current maturities	572,923	596,879
Deferred income taxes	88,543	84,352
Warrant liability	73,185	93,638
Other long-term liabilities	21,884	22,765
Total liabilities	831,911	869,112
See commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 95,818,871 and 95,751,845 shares issued at November 28, 2020 and August 29, 2020, respectively	958	958
Treasury stock, 98,234 and 98,234 shares at cost at November 28, 2020 and August 29, 2020, respectively	(2,145)	(2,145)
Additional paid-in-capital	1,077,538	1,076,472
Retained earnings	107,880	64,927
Accumulated other comprehensive loss	(924)	(879)
Total stockholders’ equity	1,183,307	1,139,333
Total liabilities and stockholders’ equity	$2,015,218	$2,008,445
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended
	November 28, 2020	November 30, 2019
	(As Restated, see Note 2)
Net sales	$231,152	$152,153
Cost of goods sold	137,111	89,947
Gross profit	94,041	62,206

Operating expenses:
Selling and marketing	25,195	18,434
General and administrative	25,415	18,145
Depreciation and amortization	4,244	2,453
Business transaction costs	—	26,159
Total operating expenses	54,854	65,191

Income (loss) from operations	39,187	(2,985)

Other income (expense):
Interest income	3	1,379
Interest expense	(8,372)	(4,969)
Gain in fair value change of warrant liability	20,453	13,308
Gain on foreign currency transactions	9	16
Other income	47	37
Total other income	12,140	9,771

Income before income taxes	51,327	6,786
Income tax expense (benefit)	8,374	(1,729)
Net income	$42,953	$8,515

Other comprehensive income (loss):
Foreign currency translation adjustments	(45)	—
Comprehensive income	$42,908	$8,515

Earnings per share from net income:
Basic	$0.45	$0.09
Diluted	$0.23	$(0.05)
Weighted average shares outstanding:
Basic	95,538,111	89,708,633
Diluted	99,763,119	93,529,865
150

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirteen Weeks Ended
	November 28, 2020	November 30, 2019
	(As Restated, see Note 2)
Operating activities
Net income	$42,953	$8,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,513	2,525
Amortization of deferred financing costs and debt discount	1,077	455
Stock compensation expense	1,110	1,673
Gain in fair value change of warrant liability	(20,453)	(13,308)
Unrealized loss (gain) on foreign currency transactions	9	(16)
Deferred income taxes	4,400	(1,853)
Amortization of operating lease right-of-use asset	1,182	626
Loss on operating lease right-of-use asset impairment	354	—
Other	402	566
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(8,604)	4,304
Inventories	(18,138)	(9,740)
Prepaid expenses	(558)	(3,513)
Other current assets	2,874	(1,416)
Accounts payable	8,216	(6,533)
Accrued interest	(240)	1,536
Accrued expenses and other current liabilities	(5,127)	8,556
Other assets and liabilities	1,227	(305)
Net cash provided by (used in) operating activities	15,197	(7,928)

Investing activities
Purchases of property and equipment	(93)	(280)
Issuance of note receivable	—	(1,250)
Acquisition of business, net of cash acquired	—	(984,201)
Proceeds from sale of business	5,800	—
Investments in intangible assets	(114)	—
Net cash provided by (used in) investing activities	5,593	(985,731)

Financing activities
Proceeds from option exercises	157	208
Tax payments related to issuance of restricted stock units	(201)	(70)
Payments on finance lease obligations	(78)	(78)
Principal payments of long-term debt	(25,000)	(1,000)
Proceeds from issuance of common stock	—	352,542
Equity issuance costs	—	(3,323)
Proceeds from issuance of long-term debt	—	460,000
Deferred financing costs	—	(8,208)
Net cash (used in) provided by financing activities	(25,122)	800,071

Cash and cash equivalents
Net decrease in cash	(4,332)	(193,588)
Effect of exchange rate on cash	(39)	(42)
Cash at beginning of period	95,847	266,341
Cash and cash equivalents at end of period	$91,476	$72,711

	Thirteen Weeks Ended
	November 28, 2020	November 30, 2019
Supplemental disclosures of cash flow information
Cash paid for interest	$7,535	$2,978
Cash paid for taxes	$282	$373
Non-cash investing and financing transactions
Non-cash proceeds from sale of business	$3,000	$—
Operating lease right-of-use assets recognized at ASU No 2016-02 transition	$—	$5,102
Finance lease right-of-use assets recognized at ASU No 2016-02 transition	$—	$1,211
Operating lease right-of-use assets recognized after ASU No 2016-02 transition	$306	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, dollars in thousands, except share data)

					(As Restated, see Note 2)	(As Restated, see Note 2)		(As Restated, see Note 2)
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 29, 2020	95,751,845	$958	98,234	$(2,145)	$1,076,472	$64,927	$(879)	$1,139,333
Net income (as restated)	—	—	—	—	—	42,953	—	42,953
Stock-based compensation	—	—	—	—	1,110	—	—	1,110
Foreign currency translation adjustments	—	—	—	—	—	—	(45)	(45)
Shares issued upon vesting of restricted stock units	53,908	—	—	—	(201)	—	—	(201)
Exercise of options to purchase common stock	13,118	—	—	—	157	—	—	157
Balance at November 28, 2020	95,818,871	$958	98,234	$(2,145)	$1,077,538	$107,880	$(924)	$1,183,307

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 31, 2019	81,973,284	$820	98,234	$(2,145)	$715,740	$(711)	$(836)	$712,868
Net income	—	—	—	—	—	8,515	—	8,515
Stock-based compensation	—	—	—	—	1,673	—	—	1,673
Public equity offering	13,379,205	134	—	—	349,085	—	—	349,219
Shares issued upon vesting of restricted stock units	46,911	—	—	—	(70)	—	—	(70)
Exercise of options to purchase common stock	17,372	—	—	—	208	—	—	208
Balance at November 30, 2019	95,416,772	$954	98,234	$(2,145)	$1,066,636	$7,804	$(836)	$1,072,413

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited, dollars in thousands, except for share and per share data)

1. Nature of Operations and Principles of Consolidation
    The Simply Good Foods Company (“Simply Good Foods” or the “Company”) was formed by Conyers Park Acquisition Corp. (“Conyers Park”) on March 30, 2017. On April 10, 2017, Conyers Park and NCP-ATK Holdings, Inc., among others, entered into a definitive merger agreement (the “Merger Agreement”), pursuant to which on July 7, 2017, Conyers Park merged into Simply Good Foods and as a result acquired the companies which conducted the Atkins® brand business (the “Acquisition of Atkins”). The common stock of Simply Good Foods is listed on the Nasdaq Capital Market under the symbol “SMPL.”

    On August 21, 2019, the Company’s wholly-owned subsidiary Simply Good Foods USA, Inc., formerly known as Atkins Nutritionals, Inc., (“Simply Good USA”) entered into a Stock and Unit Purchase Agreement (the “Purchase Agreement”) to acquire Quest Nutrition, LLC (“Quest”), a healthy lifestyle food company (the “Acquisition of Quest”). On November 7, 2019, Simply Good USA completed the Acquisition of Quest, via Simply Good USA’s direct or indirect acquisition of 100% of the equity interests of Voyage Holdings, LLC (“Voyage Holdings”), and VMG Quest Blocker, Inc. (“Voyage Blocker” and, together with Voyage Holdings, the “Target Companies”) for a cash purchase price of approximately $1.0 billion (subject to customary adjustments for the Target Companies’ levels of cash, indebtedness, net working capital and transaction expenses as of the closing date).

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

Description of Business

    The Simply Good Foods Company is a consumer-packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. The Company’s nutritious snacking platform consists of the following core brands that specialize in providing products for consumers that follow certain nutritional philosophies, dietary approaches and/or health-and-wellness trends: Atkins® for those following a low-carb lifestyle; and Quest® for consumers seeking to partner with a brand that makes the foods they crave work for them, not against them, through a variety of protein-rich foods and beverages that also limit sugars and simple carbs. The Company distributes its products in major retail channels, primarily in North America, including grocery, club and mass merchandise, as well as through e-commerce, convenience, specialty and other channels. The Company’s portfolio of nutritious snacking brands gives it a strong platform with which to introduce new products, expand distribution, and attract new consumers to its products. The Company’s platform also positions it to continue to selectively pursue acquisition opportunities of brands in the nutritious snacking category.

Unaudited Interim Condensed Consolidated Financial Statements

    The interim condensed consolidated financial statements and related notes of the Company and its subsidiaries are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim condensed consolidated financial statements reflect all adjustments and disclosures which are, in the Company’s opinion, necessary for a fair presentation of the results of operations, financial position and cash flows for the indicated periods. All such adjustments were of a normal and recurring nature unless otherwise disclosed. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted. The results reported in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire fiscal year and should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended August 29, 2020, included in Amendment No. 1 to Form 10-K (“Form 10-K/A”) filed with the SEC on June 30, 2021. As discussed in Note 2, Restatement of Previously Issued Financial Statements, the condensed consolidated financial statements have been restated to reflect certain warrants as liabilities rather than equity.

    Additionally, based on the duration and severity of economic effects from the novel coronavirus (“COVID-19”) pandemic, including but not limited to stock market volatility, the potential for (i) continued increased rates of reported cases of COVID-19 (which has been referred to as a second wave), (ii) unexpected supply chain disruptions, (iii) changes to customer operations, (iv) continued or additional changes in consumer purchasing and consumption behavior beyond those evidenced to date, and (v) the closure of customer establishments, the Company remains uncertain of the ultimate effect COVID-19 could have on its business.

2. Restatement of Previously Issued Financial Statements

    On April 12, 2021, the SEC issued a statement (the “SEC Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPAC”). The SEC Statement discussed certain features of warrants issued in SPAC transactions that may be common across many entities. Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder. The SEC Statement indicated that, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. Following consideration of the guidance in the SEC statement, the Company concluded that its private warrants should be classified as a liability and measured at fair value at each reporting period, rather than as equity awards. Management concluded the effect of this error on the Company’s previously reported consolidated financial statements is material and, as such, the accompanying condensed consolidated financial statements as of November 28, 2020 and the thirteen weeks ended November 28, 2020, and accompanying notes thereto have been restated from the amounts previously reported to give effect to the correction of this error (the “Restatement”). Effects of the Restatement on the Consolidated Balance Sheets as of August 29, 2020, and the Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen weeks ended November 30, 2019, are presented in the Company’s Amendment No. 1 to Form 10-K (“Form 10-K/A”) for the fiscal year ended August 29, 2020 filed with the SEC on June 30, 2021. Additionally, see Note 13, Earnings Per Share, for restated earnings (loss) per share amounts.

    As a result of the Restatement, the Company’s private warrants (the “Private Warrants”) are now reflected as a liability measured at fair value on the Company’s Condensed Consolidated Balance Sheets, and the change in the fair value of this liability in each period is recognized as a gain or loss in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The effect of the Restatement on the Condensed Consolidated Balance Sheets as of November 28, 2020, and Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended November 28, 2020, are presented below. Regarding the Condensed Consolidated Statements of Cash Flows, the adjustments below to net income were offset by adjustments to non-cash operating activities within cash flow provided by operations. The Restatement had no effect on total net cash flows from operating, investing or financing activities. The effect of the Restatement on the November 28, 2020 stockholders’ equity balances is presented in the Condensed Consolidated Statements of Stockholders’ Equity below.

Condensed Consolidated Balance Sheet	November 28, 2020
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Warrant liability	$—	$73,185	$73,185
Total liabilities	758,726	73,185	831,911
Additional paid-in-capital	1,095,573	(18,035)	1,077,538
Retained earnings	163,030	(55,150)	107,880
Total stockholders’ equity	$1,256,492	$(73,185)	$1,183,307

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)	Thirteen Weeks Ended
	November 28, 2020
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Gain in fair value change of warrant liability	$—	$20,453	$20,453
Total other (expense) income	(8,313)	20,453	12,140
Income before income taxes	30,874	20,453	51,327
Net income	22,500	20,453	42,953
Comprehensive income	$22,455	$20,453	$42,908

    As a result of the Restatement adjustments, basic earnings per share increased $0.21, from $0.24 per share to $0.45 per share, and diluted earnings per share was unchanged.

	Thirteen Weeks Ended
Condensed Consolidated Statement of Cash Flows	November 28, 2020
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Operating activities
Net income	$22,500	$20,453	$42,953
Adjustments to reconcile net income to net cash provided by operating activities:
Gain in fair value change of warrant liability	—	(20,453)	(20,453)
Net cash provided by operating activities	$15,197	$—	$15,197

Condensed Consolidated Statement of Stockholders’ Equity	November 28, 2020
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Additional paid-in-capital	$1,095,573	$(18,035)	$1,077,538
Net income	22,500	20,453	42,953
Retained earnings	163,030	(55,150)	107,880
Total stockholders’ equity	$1,256,492	$(73,185)	$1,183,307

3. Summary of Significant Accounting Policies

    Refer to Note 4, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Company’s Form 10-K/A for a description of significant accounting policies.

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

Recently Adopted Accounting Pronouncements

    In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which modified the measurement of expected credit losses of certain financial instruments. The Company adopted this ASU as of the first day of fiscal 2021. As a result of adopting this ASU, the Company changed its method of estimating its allowance for doubtful accounts for trade receivables to be based upon the Company’s historical credit loss experience adjusted for asset-specific risk characteristics, current economic conditions, and reasonable forecasts. The change in estimating the allowance for doubtful accounts did not have a material effect on the Company’s consolidated financial statements.

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

    Simply Good USA acquired Quest as a part of the Company’s vision to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. Quest is a healthy lifestyle food company offering a variety of bars, cookies, chips, ready-to-drink shakes and pizzas that compete in many of the attractive, fast growing sub-segments within the nutritional snacking category.

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

(1) Property and equipment, net primarily consisted of leasehold improvements for the Quest headquarters of $6.9 million, furniture and fixtures of $2.2 million, and equipment of $0.7 million. The Quest headquarters lease ends in April 2029. The useful lives of the leasehold improvements, furniture and fixtures, and equipment are consistent with the Company’s accounting policies.
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

    Since the initial preliminary estimates reported in the first fiscal quarter of 2020, the Company has updated certain amounts reflected in the final purchase price allocation, as summarized in the fair values of assets acquired and liabilities assumed as set forth above. Specifically, the carrying amount of the intangible assets, net were increased by $20.0 million as a result of valuation adjustments related to the Company’s finalization of tax attributes, which also resulted in a decrease to deferred income taxes of $3.2 million. Additionally, accounts receivable, net decreased $4.3 million and inventories increased $0.9 million due to fair value measurement period adjustments, and the carrying amount of property and equipment, net decreased by $0.5 million to reflect its estimated fair value. As a result of these adjustments and the change in total net consideration paid of approximately $2.1 million related to net working capital adjustments discussed above, goodwill has decreased $21.5 million. Measurement period adjustments were recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date.

    The results of Quest’s operations have been included in the Company’s Consolidated Financial Statements since November 7, 2019, the date of acquisition. The following table provides net sales from the acquired Quest business included in the Company’s results:

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

    The following unaudited pro forma financial information presents the combined results of the Company and Quest as if the Acquisition of Quest has occurred at the beginning of fiscal 2019:

Thirteen Weeks Ended
(in thousands)	November 30, 2019
Revenue	$220,556
Gross profit	$88,188
Net income	$28,956

5. Revenue Recognition

    Revenues from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and brand:

	Thirteen Weeks Ended
(In thousands)	November 28, 2020	November 30, 2019
North America
Atkins	$122,761	$127,812
Quest(2)	95,769	17,082
Total North America	218,530	144,894
International	12,622	7,259
Total net sales	$231,152	$152,153
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

6. Goodwill and Intangibles

    Changes to Goodwill during the thirteen week period ended November 28, 2020 were as follows:

(in thousands)	Goodwill
Balance as of August 29, 2020	$544,774
Acquisition of business, measurement period adjustment	1,178
Sale of business	(2,818)
Balance as of November 28, 2020	$543,134

    The change in Goodwill attributed to the acquisition of a business during the thirteen weeks ended November 28, 2020 was the result of measurement period adjustments made to finalize the acquisition method of accounting for the Acquisition of Quest as described in Note 4. Additionally, effective September 24, 2020, the Company sold the assets exclusively related to its SimplyProtein® brand of products for approximately $8.8 million of consideration, including cash of $5.8 million and a note receivable for $3.0 million, to a newly formed entity led by the Company’s former Canadian-based management team who had been responsible for this brand prior to the sale transaction (the “SimplyProtein Sale”). In addition to purchasing these assets, the buyer assumed certain liabilities related to the SimplyProtein brand’s business. There was no gain or loss recognized as a result of the SimplyProtein Sale. In conjunction with the SimplyProtein Sale, the Company disposed of $2.8 million of goodwill associated with the SimplyProtein business.

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

    On November 7, 2019, the Company entered into an amendment (the “Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $460.0 million. The Term Facility together with the incremental borrowing make up the Initial Term Loans (as defined in the Incremental Facility Amendment) and as of the Amendment No. 2 Effective Date (as defined in the Incremental Facility Amendment), the Initial Term Loans bear interest at a rate equal to, at the Company’s option, either LIBOR plus an applicable margin of 3.75% or a base rate plus an applicable margin of 2.75%. The Incremental Facility Amendment was executed to partially finance the Acquisition of Quest. No amounts under the Term Facility were repaid as a result of the execution of the Incremental Facility Amendment.

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

    As of November 28, 2020, the Company had letters of credit in the amount of $4.4 million outstanding. These letters of credit offset against the availability of the Revolving Credit Facility and exist to support three of the Company’s leased buildings and insurance programs relating to workers’ compensation. No amounts were drawn against these letters of credit at November 28, 2020.

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

There were 6,700,000 Private Warrants outstanding as of November 28, 2020 and November 30, 2019. The table below summarizes the inputs used to calculate the fair value of the warrant liability at each of the dates indicated below:

	November 28, 2020	November 30, 2019
Exercise Price	$11.50	$11.50
Stock Price	$22.36	$27.63
Dividend Yield	—%	—%
Expected Term (in Years)	1.60	2.60
Risk-Free Interest Rate	0.14%	1.60%
Expected Volatility	25.60%	21.50%
Per Share Value of Warrants	$10.92	$16.61

    The periodic remeasurement of the warrant liability is reflected in Gain in fair value change of warrant liability within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The adjustments for the thirteen weeks ended November 28, 2020 and November 30, 2019 were a gain of $20.5 million and a gain of $13.3 million, respectively. The adjustments resulted in a total warrant liability at November 28, 2020 and November 30, 2019 of $73.2 million and $111.3 million, respectively.

9. Income Taxes

    The tax expense and the effective tax rate resulting from operations were as follows:

	Thirteen Weeks Ended
(In thousands)	November 28, 2020	November 30, 2019
Income (loss) before income taxes	$51,327	$6,786
Provision (benefit) for income taxes	$8,374	$(1,729)
Effective tax rate	16.3%	(25.5)%

    The effective tax rate for the thirteen weeks ended November 28, 2020 was 41.8% greater than the effective tax rate for the thirteen weeks ended November 30, 2019, which was primarily driven by the non-cash change in the fair value of the warrant liability and other permanent differences.

10. Leases

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

    In conjunction with the Company’s restructuring activities as discussed in Note 16, the Company incurred a $0.4 million impairment charge related to its operating lease right-of-use asset for its lease in Toronto, Ontario during the thirteen weeks ended November 28, 2020. Costs for these restructuring activities have been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income. Refer to Note 16, Restructuring and Related Charges, for additional information regarding restructuring activities.

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

11. Commitments and Contingencies

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

12. Stockholders’ Equity

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

    As of November 28, 2020, the Private Warrants to purchase 6,700,000 shares of the Company’s common stock remain outstanding, have not been transferred by Conyers Park Sponsor, LLC, a related party, and remain liability-classified. As discussed in Note 8, the liability-classified warrants are remeasured on a recurring basis, primarily based on observable market data while the related theoretical private warrant volatility assumption within the Black-Scholes model represents a Level 3 measurement within the fair value measurement hierarchy. The periodic remeasurement of the warrant liability is reflected in Gain in fair value change of warrant liability within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

13. Earnings Per Share

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

    The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share:

	Thirteen Weeks Ended
(In thousands, except per share data)	November 28, 2020	November 30, 2019
Basic earnings per share computation:
Numerator:
Net income available to common stock stockholders	$42,953	$8,515
Denominator:
Weighted average common shares - basic	95,538,111	89,708,633
Basic earnings per share from net income	$0.45	$0.09
Diluted earnings (loss) per share computation:
Numerator:
Net income available to common stock stockholders	$42,953	$8,515
Gain in fair value change of warrant liability	(20,453)	(13,308)
Numerator for diluted earnings per share	$22,500	$(4,793)
Denominator:
Weighted average common shares outstanding - basic	95,538,111	89,708,633
Private Warrants	3,216,252	3,821,232
Employee stock options	899,375	—
Non-vested shares	109,381	—
Weighted average common shares - diluted	99,763,119	93,529,865
Diluted earnings (loss) per share from net income	$0.23	$(0.05)

    Diluted earnings (loss) per share calculations for the thirteen weeks ended November 28, 2020 and November 30, 2019 excluded 0.7 million and 2.7 million shares of stock options issuable upon exercise, respectively, that would have been anti-dilutive. Diluted earnings per share for the thirteen weeks ended November 28, 2020 excluded an immaterial number of non-vested shares that would have been anti-dilutive. For the thirteen weeks ended November 30, 2019, the loss per share excluded 0.3 million of non-vested shares that would have been anti-dilutive.

14. Omnibus Incentive Plan

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

Stock Appreciation Rights

    Stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the Company’s common stock price. The Company’s SARs settle in shares of its common stock once the applicable vesting criteria has been met. SARs cliff vest 3 years from the date of grant and must be exercised within 10 years.

    The following table summarizes SARs activity for the thirteen weeks ended November 28, 2020:

	Shares Underlying SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding as of August 29, 2020	150,000	$24.20
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of November 28, 2020	150,000	$24.20	8.93

Vested and expected to vest as of November 28, 2020	150,000	$24.20	8.93

Exercisable as of November 28, 2020	—	$—	0.00

    As of November 28, 2020, the Company had $0.3 million of total unrecognized compensation cost related to its SARs that will be recognized over a weighted average period of 1.93 years.

15. Segment and Customer Information

    Following the Acquisition of Quest, the Company’s operations are organized into two operating segments, Atkins and Quest, which are aggregated into one reporting segment due to similar financial, economic and operating characteristics. The operating segments are also similar in the following areas: (a) the nature of the products; (b) the nature of the production processes; (c) the methods used to distribute products to customers, (d) the type of customer for the products; and, (e) the nature of the regulatory environment.

16. Restructuring and Related Charges

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    This Quarterly Report on Form 10-Q/A (this “Amendment”) contains forward-looking statements. When used anywhere in this Amendment, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements include, but are not limited to, the effect of the novel coronavirus (“COVID-19”) on our business, financial condition and results of operations. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. Such risks and uncertainties include those related to our ability to sell our products.

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the fiscal year ended August 29, 2020 and our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Amendment. In addition to historical information, the following discussion contains forward-looking statements, including but not limited to, statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company’s expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified in Item 1A. “Risk Factors” of our Annual Report on Form 10-K/A. The Company assumes no obligation to update any of these forward-looking statements.

    Unless the context requires otherwise in this Amendment, the terms “we,” “us,” “our,” the “Company” and “Simply Good Foods” refer to The Simply Good Foods Company and its subsidiaries.

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

    Beginning in the third quarter of 2020, we actively engaged with the various elements of our value chain, including our customers, contract manufacturers, and logistics and transportation providers, to meet demand for our products and to remain informed of any challenges within our value chain. Given the unpredictable nature of the COVID-19 pandemic and the initial surge in consumption, we increased finished goods inventory of some of our key products. In the fourth quarter of 2020 and continuing into the first quarter of 2021, consumption habits became more steady and inventory levels normalized. Based on information available to us as of the date of this Amendment, we believe we will be able to deliver our products to meet customer orders on a timely basis, and therefore, we expect our products will continue to be available for purchase to meet consumer meal replacement and snacking needs for the foreseeable future. We continue to monitor customer and consumer demand, and intend to adapt our plans as needed to continue to drive our business and meet our obligations during the evolving COVID-19 situation.

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

    For the thirteen weeks ended November 28, 2020, we incurred a total of $2.5 million in restructuring and restructuring related costs which have been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income. As of November 28, 2020, we have incurred aggregate restructuring and restructuring related costs of $8.0 million since May 2020. Overall, we expect to incur a total of approximately $9.2 million in restructuring and restructuring-related costs, which are to be paid throughout fiscal 2021 and the first quarter of fiscal 2022. Refer to Note 16, Restructuring and Related Charges, of our Notes to Unaudited Condensed Consolidated Financial Statements in this Amendment for additional information regarding restructuring activities.

SimplyProtein Sale

    Effective September 24, 2020, we sold the assets exclusively related to our SimplyProtein® brand of products for approximately $8.8 million of consideration, including cash of $5.8 million and a note receivable for $3.0 million, to a newly formed entity led by the Company’s former Canadian-based management team who had been responsible for this brand prior to the sale transaction (the “SimplyProtein Sale”). In addition to purchasing these assets, the buyer assumed certain liabilities related to the SimplyProtein brand’s business. There was no gain or loss recognized as a result of the SimplyProtein Sale. The transaction enables our management to focus its full time and our resources on our core Atkins® and Quest® branded businesses and other strategic initiatives.

Change in Fair Value of Warrant Liability

    During the thirteen weeks ended November 28, 2020 and November 30, 2019, there were fluctuations in the fair value of our liability-classified private warrants (“Private Warrants”). These fluctuations created significant gains and losses on the remeasurement of our Private Warrants which are recognized as a liability measured at fair value on our Condensed Consolidated Balance Sheets. These remeasurements are recognized as Gain in fair value change of warrant liability on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Comparison of Unaudited Results for the Thirteen Weeks Ended November 28, 2020 and the Thirteen Weeks Ended
November 30, 2019

    The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	As Restated
	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	November 28, 2020	% of Sales	November 30, 2019	% of Sales
Net sales	$231,152	100.0%	$152,153	100.0%
Cost of goods sold	137,111	59.3%	89,947	59.1%
Gross profit	94,041	40.7%	62,206	40.9%

Operating expenses:
Selling and marketing	25,195	10.9%	18,434	12.1%
General and administrative	25,415	11.0%	18,145	11.9%
Depreciation and amortization	4,244	1.8%	2,453	1.6%
Business transaction costs	—	—%	26,159	17.2%
Total operating expenses	54,854	23.7%	65,191	42.8%

Income (loss) from operations	39,187	17.0%	(2,985)	(2.0)%

Other income (expense):
Interest income	3	—%	1,379	0.9%
Interest expense	(8,372)	(3.6)%	(4,969)	(3.3)%
Gain in fair value change of warrant liability	20,453	8.8%	13,308	5.8%
Gain on foreign currency transactions	9	—%	16	—%
Other income	47	—%	37	—%
Total other income	12,140	5.3%	9,771	6.4%

Income before income taxes	51,327	22.2%	6,786	4.5%
Income tax expense (benefit)	8,374	3.6%	(1,729)	(1.1)%
Net income	$42,953	18.6%	$8,515	5.6%

Other financial data:
Adjusted EBITDA(1)	$48,697	21.1%	$31,795	20.9%
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

    Gross profit. Gross profit increased $31.8 million, or 51.2%, for the thirteen weeks ended November 28, 2020 compared to the thirteen weeks ended November 30, 2019. Gross profit of $94.0 million, or 40.7% of net sales, for the thirteen weeks ended November 28, 2020 decreased 20 basis points from 40.9% of net sales for the thirteen weeks ended November 30, 2019. The decrease in gross profit margin was primarily the result of the Acquisition of Quest’s lower gross profit margins, partially offset by a non-cash $2.4 million inventory purchase accounting step-up adjustment in the first quarter of fiscal year 2020.

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

    Gain in fair value change of warrant liability. During the thirteen weeks ended November 28, 2020 and the thirteen weeks ended November 30, 2019, we recorded a $20.5 million gain and a $13.3 million gain, respectively, related to the change in fair value of our liability-classified Private Warrants, primarily driven by movements in our stock price.

    Gain on foreign currency transactions. The gain in foreign currency related to our international operations was nominal for the thirteen weeks ended November 28, 2020 and November 30, 2019.

    Income tax expense (benefit). Income tax expense increased $10.1 million, for the thirteen weeks ended November 28, 2020 compared to the thirteen weeks ended November 30, 2019. The increase in our income tax expense is primarily driven by higher income from operations offset by other permanent differences.

    Net income. Net income was $43.0 million for the thirteen weeks ended November 28, 2020, an increase of $34.4 million compared to the net loss of $8.5 million for the thirteen weeks ended November 30, 2019. The increase was primarily related to increased operating income, decreased transaction costs from the Acquisition of Quest in the first quarter of fiscal year 2020, and favorable fair value movements in the warrant liability.

    Adjusted EBITDA. Adjusted EBITDA increased $16.9 million, or 53.2%, for the thirteen weeks ended November 28, 2020 compared to the thirteen weeks ended November 30, 2019, driven primarily by the Acquisition of Quest. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of Adjusted EBITDA” below.

Reconciliation of Adjusted EBITDA

    Adjusted EBITDA. Adjusted EBITDA is a non-GAAP financial measure commonly used in our industry and should not be construed as an alternative to net income as an indicator of operating performance or as an alternative to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines Adjusted EBITDA (earnings before interest, tax, depreciation, and amortization) as net income before interest income, interest expense, income tax expense, depreciation and amortization with further adjustments to exclude the following items: business transaction costs, fair value changes in mark to market warrant liability measurements, stock-based compensation expense, inventory step-up, integration costs, restructuring costs, non-core legal costs, gain or loss in fair value change of warrant liability, and other non-core expenses. The Company believes that the inclusion of these supplementary adjustments in presenting Adjusted EBITDA, when used in conjunction with net income, are appropriate to provide additional information to investors, and management of the Company uses Adjusted EBITDA to supplement net income because it reflects more accurately operating results of the on-going operations, enhances the overall understanding of past financial performance and future prospects and allows for greater transparency with respect to the key metrics the Company uses in its financial and operational decision making. The Company also believes that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

    The following unaudited tables below provide a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen weeks ended November 28, 2020 and November 30, 2019:

(In thousands)	Thirteen Weeks Ended
	November 28, 2020	November 30, 2019
	(As Restated)	(As Restated)
Net income	$42,953	$8,515
Interest income	(3)	(1,379)
Interest expense	8,372	4,969
Income tax expense (benefit)	8,374	(1,729)
Depreciation and amortization	4,513	2,525
EBITDA	64,209	12,901
Business transaction costs	—	26,159
Stock-based compensation expense	1,110	1,673
Inventory step-up	—	2,437
Integration of Quest	1,246	1,438
Restructuring	2,519	—
Non-core legal costs	—	479
Gain in fair value change of warrant liability	(20,453)	(13,308)
Other (1)	66	16
Adjusted EBITDA	$48,697	$31,795
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

Acquisition of Quest

    On August 21, 2019, our wholly-owned subsidiary Simply Good Foods USA, Inc., formerly known as Atkins Nutritionals, Inc. (“Simply Good USA”) entered into a Stock and Unit Purchase Agreement (the “Purchase Agreement”) with VMG Voyage Holdings, LLC, VMG Tax-Exempt II, L.P., Voyage Employee Holdings, LLC, and other sellers, as defined in the Purchase Agreement, to acquire Quest, a healthy lifestyle food company. On November 7, 2019, pursuant to the Purchase Agreement, Simply Good USA completed the Acquisition of Quest, for a cash purchase price of approximately $1.0 billion, subject to customary post-closing adjustments.

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

Private Warrants to Purchase Common Stock

    As of November 28, 2020, our Private Warrants to purchase 6,700,000 shares of common stock remain outstanding, are held by Conyers Park Sponsor, LLC, a related party, and remain liability-classified. If all Private Warrants are exercised at the $11.50 exercise price per warrant, our cash would increase by $77.1 million.

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

    Operating activities. Our net cash provided by operating activities increased $23.1 million to $15.2 million for the thirteen weeks ended November 28, 2020 compared to cash used in operating activities of $7.9 million for the thirteen weeks ended November 30, 2019. The increase in cash provided by operating activities in the current period compared to the prior period was primarily driven by increased sales volumes in the current period and significant non-recurring business transactions costs and changes in working capital related to the Acquisition of Quest during the thirteen weeks ended November 30, 2019, including $26.2 million in transaction costs which were not incurred in the current period, partially offset by increased cash paid for interest on outstanding term loan balances of $4.5 million and restructuring costs of $2.5 million.

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

Contractual Obligations

    Our contractual obligations are related to our Credit Agreement and our finance and operating leases. There have been no material changes to our contractual obligations from our Annual Report on Form 10-K/A.

Off-Balance Sheet Arrangements

    As of November 28, 2020, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

    For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report on Form 10-K/A. There have been no significant changes to our critical accounting policies since August 29, 2020. Refer to Note 3 of our unaudited interim condensed consolidated financial statements in this Amendment for further information regarding recently issued accounting standards.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

    There were no material changes in our market risk exposure during the thirteen week period ended November 28, 2020. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K.

Item 4.    Controls and Procedures

    We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosures.

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Amendment. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 28, 2020, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting described below.

As previously disclosed in our Annual Report on Form 10-K/A for the year ended August 29, 2020, we identified a material weakness in our internal controls over financial reporting related to inaccurate accounting for warrants issue in connection with our initial public offering and private placement. Notwithstanding this material weakness, management has concluded that our unaudited condensed consolidated financial statements included in the Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

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

Changes in Internal Control over Financial Reporting

    As of the first day of fiscal year 2021, the financial reporting of the Company’s U.S. operations were fully integrated onto a single enterprise resource platform. In addition, other than the change made to remediate the material weakness described above and the integration and implementation of the enterprise resource platform, there were no changes in our internal controls over financial reporting during the quarter ended November 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

    Except as disclosed above, there were no changes in our internal control over financial reporting during the quarter ended November 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. Other Information

Item 1A. Risk Factors

    Readers should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Amendment No. 1 to Form 10-K (“Form 10-K/A”), which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Form 10-K/A. The risks described in our Form 10-K/A are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	June 30, 2021	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)