Form 10-Q/A
period 2021-02-27
Simply Good Foods Co
filed 2021-06-30
CIK 1702744

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

EXPLANATORY NOTE

    This Amendment No. 1 to Form 10-Q (this “Amendment” or “Form 10-Q/A”) amends The Simply Good Foods Company’s Quarterly Report on Form 10-Q for the thirteen and twenty-six weeks ended February 27, 2021, which was originally filed with the SEC on April 8, 2021 (the “Original Filing”). See Note 2, Restatement of Previously Issued Financial Statements, in Part I, Item 1, Financial Statements, for additional information.

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

    On May 13, 2021, the Audit Committee of the Company’s Board of Directors, in consultation with management, concluded that the Company’s previously issued consolidated financial statements for the fiscal years ended August 29, 2020, August 31, 2019, and August 25, 2018, and for each of the Company’s previously issued unaudited interim quarterly financial statements for fiscal years 2020, 2019 and 2021 (the “Non-Reliance Period”), should no longer be relied upon. As such, the Company resolved to restate the consolidated financial statements for the Non-Reliance Period. See Note 2, Restatement of Previously Issued Financial Statements, in Part 1, Item 1, Financial Statements for additional information.

    The Company is filing this Amendment to amend and restate the previously issued financial statements for the Company’s second fiscal quarter of 2021 to correct the misapplication of the accounting for the Private Warrants. This Amendment also amends and restates the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures made in the Original Filing as appropriate to reflect the restatement of the relevant periods (the “Restatement”).

Effect of Restatement

    As a result of the Restatement, the Private Warrants are now reflected as a liability measured at fair value on the Company’s Condensed Consolidated Balance Sheets, and the change in the fair value of this liability in each period is recognized as a gain or loss in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

    The effect of these adjustments on net income for the thirteen and twenty-six weeks ended February 27, 2021 was a loss of $45.3 million and a loss of $24.9 million, respectively. The adjustments increased total liabilities at February 27, 2021 by $118.5 million, with a corresponding decrease to total stockholders’ equity.

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
FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 27, 2021

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share and per share data)

	February 27, 2021	August 29, 2020
	(As Restated, see Note 2)
Assets
Current assets:
Cash and cash equivalents	$91,307	$95,847
Accounts receivable, net	97,329	89,740
Inventories	82,771	59,085
Prepaid expenses	4,894	3,644
Other current assets	12,833	11,947
Total current assets	289,134	260,263

Long-term assets:
Property and equipment, net	11,092	11,850
Intangible assets, net	1,146,039	1,158,768
Goodwill	543,134	544,774
Other long-term assets	32,119	32,790
Total assets	$2,021,518	$2,008,445

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$43,585	$32,240
Accrued interest	384	960
Accrued expenses and other current liabilities	36,313	38,007
Current maturities of long-term debt	278	271
Total current liabilities	80,560	71,478

Long-term liabilities:
Long-term debt, less current maturities	548,884	596,879
Deferred income taxes	92,536	84,352
Warrant liability	118,519	93,638
Other long-term liabilities	20,880	22,765
Total liabilities	861,379	869,112
See commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 95,856,715 and 95,751,845 shares issued at February 27, 2021 and August 29, 2020, respectively	959	958
Treasury stock, 98,234 and 98,234 shares at cost at February 27, 2021 and August 29, 2020, respectively	(2,145)	(2,145)
Additional paid-in-capital	1,080,340	1,076,472
Retained earnings	81,666	64,927
Accumulated other comprehensive loss	(681)	(879)
Total stockholders’ equity	1,160,139	1,139,333
Total liabilities and stockholders’ equity	$2,021,518	$2,008,445
See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
	(As Restated, see Note 2)		(As Restated, see Note 2)
Net sales	$230,607	$227,101	$461,759	$379,254
Cost of goods sold	140,342	141,707	277,453	231,654
Gross profit	90,265	85,394	184,306	147,600

Operating expenses:
Selling and marketing	26,150	27,041	51,345	45,475
General and administrative	26,562	28,103	51,977	46,248
Depreciation and amortization	4,212	4,287	8,456	6,740
Business transaction costs	—	694	—	26,853
Total operating expenses	56,924	60,125	111,778	125,316

Income from operations	33,341	25,269	72,528	22,284

Other income (expense):
Interest income	—	85	3	1,464
Interest expense	(7,995)	(10,589)	(16,367)	(15,558)
(Loss) gain in fair value change of warrant liability	(45,334)	37,644	(24,881)	50,952
Gain (loss) on foreign currency transactions	975	(194)	984	(178)
Other income	112	8	159	45
Total other (expense) income	(52,242)	26,954	(40,102)	36,725

(Loss) income before income taxes	(18,901)	52,223	32,426	59,009
Income tax expense	7,313	3,922	15,687	2,193
Net (loss) income	$(26,214)	$48,301	$16,739	$56,816

Other comprehensive income:
Foreign currency translation adjustments	243	(141)	198	(141)
Comprehensive (loss) income	$(25,971)	$48,160	$16,937	$56,675

(Loss) earnings per share from net (loss) income:
Basic	$(0.27)	$0.51	$0.17	$0.61
Diluted	$(0.27)	$0.11	$0.17	$0.06
Weighted average shares outstanding:
Basic	95,734,591	95,339,489	95,712,057	92,524,061
Diluted	95,734,591	100,336,571	96,997,012	97,597,614

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Twenty-Six Weeks Ended
	February 27, 2021	February 29, 2020
	(As Restated, see Note 2)
Operating activities
Net income	$16,739	$56,816
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,021	7,119
Amortization of deferred financing costs and debt discount	2,108	1,569
Stock compensation expense	3,594	3,795
Loss (gain) in fair value change of warrant liability	24,881	(50,952)
Unrealized loss (gain) on foreign currency transactions	(985)	178
Deferred income taxes	8,119	2,485
Amortization of operating lease right-of-use asset	2,253	1,652
Loss on operating lease right-of-use asset impairment	681	—
Gain on lease termination	(154)	—
Other	216	789
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(7,015)	(19,062)
Inventories	(24,502)	768
Prepaid expenses	(1,191)	(873)
Other current assets	(674)	(5,808)
Accounts payable	10,275	(2,953)
Accrued interest	(577)	175
Accrued expenses and other current liabilities	(1,881)	(8,760)
Other assets and liabilities	(1,144)	(1,824)
Net cash provided by (used in) operating activities	39,764	(14,886)

Investing activities
Purchases of property and equipment	(449)	(481)
Issuance of note receivable	—	(1,250)
Acquisition of business, net of cash acquired	—	(984,201)
Proceeds from sale of business	5,800	—
Investments in intangible assets	(114)	—
Net cash provided by (used in) investing activities	5,237	(985,932)

Financing activities
Proceeds from option exercises	527	931
Tax payments related to issuance of restricted stock units	(252)	(80)
Payments on finance lease obligations	(168)	(157)
Principal payments of long-term debt	(50,000)	(21,000)
Proceeds from issuance of common stock	—	352,542
Equity issuance costs	—	(3,323)
Proceeds from issuance of long-term debt	—	460,000
Deferred financing costs	—	(8,208)
Net cash (used in) provided by financing activities	(49,893)	780,705

Cash and cash equivalents
Net decrease in cash	(4,892)	(220,113)
Effect of exchange rate on cash	352	(113)
Cash at beginning of period	95,847	266,341
Cash and cash equivalents at end of period	$91,307	$46,115

	Twenty-Six Weeks Ended
	February 27, 2021	February 29, 2020
	(As Restated, see Note 2)
Supplemental disclosures of cash flow information
Cash paid for interest	$14,835	$13,814
Cash paid for taxes	$10,023	$4,345
Non-cash investing and financing transactions
Non-cash proceeds from sale of business	$3,000	$—
Operating lease right-of-use assets recognized at ASU No 2016-02 transition	$—	$5,102
Finance lease right-of-use assets recognized at ASU No 2016-02 transition	$—	$1,185
Operating lease right-of-use assets recognized after ASU No 2016-02 transition	$316	$2,733

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, dollars in thousands, except share data)

					(As Restated, see Note 2)	(As Restated, see Note 2)		(As Restated, see Note 2)
	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 29, 2020	95,751,845	$958	98,234	$(2,145)	$1,076,472	$64,927	$(879)	$1,139,333
Net income	—	—	—	—	—	42,953	—	42,953
Stock-based compensation	—	—	—	—	1,110	—	—	1,110
Foreign currency translation adjustments	—	—	—	—	—	—	(45)	(45)
Shares issued upon vesting of restricted stock units	53,908	—	—	—	(201)	—	—	(201)
Exercise of options to purchase common stock	13,118	—	—	—	157	—	—	157
Balance at November 28, 2020	95,818,871	$958	98,234	$(2,145)	$1,077,538	$107,880	$(924)	$1,183,307
Net income	—	—	—	—	—	(26,214)	—	(26,214)
Stock-based compensation	—	—	—	—	2,484	—	—	2,484
Foreign currency translation adjustments	—	—	—	—	—	—	243	243
Shares issued upon vesting of restricted stock units	7,034	—	—	—	(51)	—	—	(51)
Exercise of options to purchase common stock	30,810	1	—	—	369	—	—	370
Balance at February 27, 2021	95,856,715	$959	98,234	$(2,145)	$1,080,340	$81,666	$(681)	$1,160,139

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 31, 2019	81,973,284	$820	98,234	$(2,145)	$715,740	$(711)	$(836)	$712,868
Net loss	—	—	—	—	—	8,515	—	8,515
Stock-based compensation	—	—	—	—	1,673	—	—	1,673
Public equity offering	13,379,205	134	—	—	349,085	—	—	349,219
Shares issued upon vesting of restricted stock units	46,911	—	—	—	(70)	—	—	(70)
Exercise of options to purchase common stock	17,372	—	—	—	208	—	—	208
Balance at November 30, 2019	95,416,772	$954	98,234	$(2,145)	$1,066,636	$7,804	$(836)	$1,072,413
Net income	—	—	—	—	—	48,301	—	48,301
Stock-based compensation	—	—	—	—	2,122	—	—	2,122
Foreign currency translation adjustments	—	—	—	—	—	—	(141)	(141)
Shares issued upon vesting of restricted stock units	771	—	—	—	(10)	—	—	(10)
Exercise of options to purchase common stock	58,994	1	—	—	723	—	—	724
Balance at February 29, 2020	95,476,537	$955	98,234	$(2,145)	$1,069,471	$56,105	$(977)	$1,123,409

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited, dollars in thousands, except for share and per share data)

1. Nature of Operations and Principles of Consolidation

Description of Business

    The Simply Good Foods Company (“Simply Good Foods” or the “Company”) is a consumer-packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. The Company’s nutritious snacking platform consists of the following core brands that specialize in providing products for consumers that follow certain nutritional philosophies, dietary approaches and/or health-and-wellness trends: Atkins® for those following a low-carb lifestyle; and Quest® for consumers seeking to partner with a brand that makes the foods they crave work for them, not against them, through a variety of protein-rich foods and beverages that also limit sugars and simple carbs. The Company distributes its products in major retail channels, primarily in North America, including grocery, club and mass merchandise, as well as through e-commerce, convenience, specialty and other channels. The Company’s portfolio of nutritious snacking brands gives it a strong platform with which to introduce new products, expand distribution, and attract new consumers to its products. The Company’s platform also positions it to continue to selectively pursue acquisition opportunities of brands in the nutritious snacking category.

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

    The interim condensed consolidated financial statements and related notes of the Company and its subsidiaries are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim condensed consolidated financial statements reflect all adjustments and disclosures which are, in the Company's opinion, necessary for a fair presentation of the results of operations, financial position and cash flows for the indicated periods. All such adjustments were of a normal and recurring nature unless otherwise disclosed. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted. The results reported in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire fiscal year and should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended August 29, 2020, included in Amendment No. 1 to Form 10-K (“Form 10-K/A”) filed with the SEC on June 30, 2021. As discussed in Note 2, Restatement of Previously Issued Financial Statements, the consolidated financial statements have been restated to reflect certain warrants as liabilities rather than equity.

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

2. Restatement of Previously Issued Financial Statements

    On April 12, 2021, the SEC issued a statement (the “SEC Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPAC”). The SEC Statement discussed certain features of warrants issued in SPAC transactions that may be common across many entities. Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder. The SEC Statement indicated that, because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provisions would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. Following consideration of the guidance in the SEC Statement, the Company concluded that its private warrants should be classified as a liability and measured at fair value at each reporting period, rather than as equity awards. Management concluded the effect of this error on the

Company’s previously reported condensed consolidated financial statements is material and, as such, the accompanying condensed consolidated financial statements as of February 27, 2021, and the thirteen and twenty-six weeks ended February 27, 2021, and accompanying notes thereto have been restated from the amounts previously reported to give effect to the correction of this error (the “Restatement”). Effects of the Restatement on the Consolidated Balance Sheets as of August 29, 2020, and the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the thirteen and twenty-six weeks ended February 29, 2020, are presented in the Company’s Amendment No. 1 to Form 10-K (“Form 10-K/A”) for the fiscal year ended August 29, 2020 filed with the SEC on June 30, 2021. Additionally, see Note 13, Earnings (Loss) Per Share, for restated earnings (loss) per share amounts.

    As a result of the Restatement, the Company’s private warrants (the “Private Warrants”) are now reflected as a liability measured at fair value on the Company’s Condensed Consolidated Balance Sheets, and the change in the fair value of this liability in each period is recognized as a gain or loss in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The effect of the Restatement on the Condensed Consolidated Balance Sheets as of February 27, 2021, and Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows for the thirteen and twenty-six weeks ended February 27, 2021, are presented below. Regarding the Condensed Consolidated Statements of Cash Flows, the adjustments below to net income were offset by adjustments to non-cash operating activities within cash flow provided by operations. The Restatement had no effect on total net cash flows from operating, investing or financing activities. The effect of the Restatement on the February 27, 2021 stockholders’ equity balances is presented in the Condensed Consolidated Statements of Stockholders’ Equity below.

Condensed Consolidated Balance Sheet	February 27, 2021
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Warrant liability	$—	118,519	$118,519
Total liabilities	742,860	118,519	861,379
Additional paid-in-capital	1,098,375	(18,035)	1,080,340
Retained earnings	182,150	(100,484)	81,666
Total stockholders’ equity	1,278,658	(118,519)	1,160,139

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)	Thirteen Weeks Ended
	February 27, 2021
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Loss in fair value change of warrant liability	—	(45,334)	(45,334)
Total other expense	(6,908)	(45,334)	(52,242)
Income (loss) before income taxes	26,433	(45,334)	(18,901)
Net income (loss)	19,120	(45,334)	(26,214)
Comprehensive income (loss)	$19,363	$(45,334)	$(25,971)

As a result of the Restatement adjustments, basic earnings per share decreased $0.47, from earnings of $0.20 per share to a loss of $0.27 per share, and diluted earnings per share decreased $0.46, from earnings of $0.19 per share to a loss of $0.27 per share.

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)	Twenty-Six Weeks Ended
	February 27, 2021
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Loss in fair value change of warrant liability	—	(24,881)	(24,881)
Total other expense	(15,221)	(24,881)	(40,102)
Income before income taxes	57,307	(24,881)	32,426
Net income	41,620	(24,881)	16,739
Comprehensive income	$41,818	$(24,881)	$16,937

As a result of the Restatement adjustments, basic earnings per share decreased $0.26, from earnings of $0.43 per share to $0.17 per share, and diluted earnings per share decreased $0.24, from earnings of $0.41 per share to $0.17 per share.

	Twenty-Six Weeks Ended
Condensed Consolidated Statement of Cash Flows	February 27, 2021
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Operating activities
Net income	$41,620	$(24,881)	$16,739
Adjustments to reconcile net income to net cash provided by operating activities:
Loss in fair value change of warrant liability	—	24,881	24,881
Net cash provided by operating activities	$39,764	$—	$39,764

Condensed Consolidated Statement of Stockholders’ Equity	February 27, 2021
(In thousands)	As Previously Reported	Restatement Adjustment	As Restated
Additional paid-in-capital	$1,098,375	$(18,035)	$1,080,340
Net income	41,620	(24,881)	16,739
Retained earnings	182,150	(100,484)	81,666
Total stockholders’ equity	$1,278,658	$(118,519)	$1,160,139

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

The following unaudited pro forma financial information presents the combined results of the Company and Quest as if the Acquisition of Quest has occurred at the beginning of fiscal 2019:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
(in thousands)	February 29, 2020	February 29, 2020
Revenue	$227,101	$447,657
Gross profit	$90,479	$178,667
Net income	$52,693	$81,649

5. Revenue Recognition

    Revenues from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and core brands:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
North America
Atkins	$114,155	$131,435	$236,916	$259,247
Quest (2)	105,025	88,305	200,794	105,387
Total North America (1)	219,180	219,740	437,710	364,634
International	11,427	7,361	24,049	14,620
Total net sales	$230,607	$227,101	$461,759	$379,254
(1)    The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of Company’s net sales are attributed or that is otherwise deemed individually material. The North America geographic area includes the divested SimplyProtein brand.
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

There were 6,700,000 Private Warrants outstanding as of November 28, 2020 and November 30, 2019. The table below summarizes the inputs used to calculate the fair value of the warrant liability at each of the dates indicated below:

	February 27, 2021	February 29, 2020
Exercise Price	$11.50	$11.50
Stock Price	$29.17	$22.06
Dividend Yield	—%	—%
Expected Term (in Years)	1.35	2.35
Risk-Free Interest Rate	0.10%	0.85%
Expected Volatility	28.00%	29.10%
Per Share Value of Warrants	$17.69	$10.99

    The periodic remeasurement of the warrant liability is reflected in (Loss) gain in fair value change of warrant liability within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The adjustments for the thirteen and twenty-six weeks ended February 27, 2021 were a loss of $45.3 million and $24.9 million, respectively. The adjustments for the thirteen and twenty-six weeks ended February 29, 2020 were a gain of $37.6 million and $51.0 million, respectively. The adjustments resulted in a total warrant liability at February 27, 2021 and February 29, 2020 of $118.5 million and $73.6 million, respectively.

9. Income Taxes

    The tax expense and the effective tax rate resulting from operations were as follows:

	Twenty-Six Weeks Ended
(In thousands)	February 27, 2021	February 29, 2020
(Loss) income before income taxes	$32,426	$59,009
Income tax expense	$15,687	$2,193
Effective tax rate	48.4%	3.7%

    The effective tax rate for the twenty-six weeks ended February 27, 2021 was 44.7% greater than the effective tax rate for the twenty-six weeks ended February 29, 2020, which was primarily driven by the non-cash change in the fair value of the warrant liability and other permanent differences.

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

    In conjunction with the Company’s restructuring activities as discussed in Note 14, the Company incurred impairment charges of $0.3 million and $0.7 million in the thirteen and twenty-six weeks ended February 27, 2021, respectively, related to its operating lease right-of-use assets for leases in Toronto, Ontario and the Netherlands. Additionally, the Company terminated the lease in Toronto, Ontario, which resulted in a gain on lease termination of $0.2 million in the thirteen and twenty-six weeks ended February 27, 2021. The effect of these restructuring activities has been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income. Refer to Note 14, Restructuring and Related Charges, for additional information regarding restructuring activities.

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

    As of February 27, 2021, the Private Warrants to purchase 6,700,000 shares of the Company’s common stock remain outstanding, have not been transferred by Conyers Park Sponsor, LLC, a related party, and remain liability-classified. As discussed in Note 8, the liability-classified warrants are remeasured on a recurring basis, primarily based on observable market data while the related theoretical private warrant volatility assumption within the Black-Scholes model represents a Level 3 measurement within the fair value measurement hierarchy. The periodic remeasurement of the warrant liability is reflected in (Loss) gain in fair value change of warrant liability within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

13. Earnings (Loss) Per Share

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

    The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except per share data)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Basic earnings per share computation:
Numerator:
Net (loss) income available to common stock stockholders	$(26,214)	$48,301	$16,739	$56,816
Denominator:
Weighted average common shares - basic	95,734,591	95,339,489	95,712,057	92,524,061
Basic (loss) earnings per share from net (loss) income	$(0.27)	$0.51	$0.17	$0.61
Diluted earnings per share computation:
Numerator:
Net (loss) income available to common stock stockholders	$(26,214)	$48,301	$16,739	$56,816
Gain in fair value change of warrant liability	—	(37,644)	—	(50,952)
Numerator for diluted earnings per share	$(26,214)	$10,657	$16,739	$5,864
Denominator:
Weighted average common shares outstanding - basic	95,734,591	95,339,489	95,712,057	92,524,061
Private Warrants	—	3,706,986	—	3,766,141
Employee stock options	—	1,173,631	1,056,707	1,194,968
Non-vested shares	—	116,465	228,248	112,444
Weighted average common shares - diluted	95,734,591	100,336,571	96,997,012	97,597,614
Diluted (loss) earnings per share from net income	$(0.27)	$0.11	$0.17	$0.06

    Diluted earnings per share calculations for the thirteen weeks ended February 27, 2021 and February 29, 2020 excluded 1.4 million and 0.4 million shares underlying stock options issuable upon exercise, respectively, that would have been anti-dilutive. Diluted earnings per share calculations for the thirteen weeks ended February 27, 2021 excluded 0.3 million number of non-vested shares and 3.9 million of Private Warrants that would have been anti-dilutive

    Diluted earnings per share calculations for the twenty-six weeks ended February 27, 2021 and February 29, 2020 excluded 0.6 million and 0.3 million shares underlying stock options issuable upon exercise, respectively, that would have been anti-dilutive. Diluted earnings per share for the twenty-six weeks ended February 27, 2021 excluded an immaterial number of non-vested shares and 3.6 million of Private Warrants that would have been anti-dilutive.

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

Change in Fair Value of Warrant Liability

    During the thirteen and twenty-six weeks ended February 27, 2021 and February 29, 2020, there were fluctuations in the fair value of our liability-classified private warrants (“Private Warrants”). These fluctuations created significant gains and losses on the remeasurement of our Private Warrants which are recognized as a liability measured at fair value on our Condensed Consolidated Balance Sheets. These remeasurements are recognized as (Loss) gain in fair value change of warrant liability on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Results of Operations

    In the second quarter of fiscal 2021, we were able to continue to drive net sales and earnings growth in a challenging operating environment. The strong performance of the Quest brand drove the increases in net sales and net income for the thirteen weeks ended February 27, 2021 compared to the thirteen weeks ended February 29, 2020. We are encouraged by our business’s performance in the first half of fiscal year 2021, including the momentum of the Quest brand and the progress made against our strategic initiatives, however there is still uncertainty related to when customer mobility, consumption behavior and shopping trips will return to pre-COVID-19 levels. However, we anticipate there will be overall marketplace trend improvements in the second half of fiscal 2021 as consumer mobility and on-the-go consumption increases.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended February 27, 2021 and the Thirteen Weeks Ended February 29, 2020

    The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	As Restated
	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	February 27, 2021	% of Sales	February 29, 2020	% of Sales
Net sales	$230,607	100.0%	$227,101	100.0%
Cost of goods sold	140,342	60.9%	141,707	62.4%
Gross profit	90,265	39.1%	85,394	37.6%

Operating expenses:
Selling and marketing	26,150	11.3%	27,041	11.9%
General and administrative	26,562	11.5%	28,103	12.4%
Depreciation and amortization	4,212	1.8%	4,287	1.9%
Business transaction costs	—	—%	694	0.3%
Total operating expenses	56,924	24.7%	60,125	26.5%

Income from operations	33,341	14.5%	25,269	11.1%

Other income (expense):
Interest income	—	—%	85	—%
Interest expense	(7,995)	(3.5)%	(10,589)	(4.7)%
(Loss) gain in fair value change of warrant liability	(45,334)	(19.7)%	37,644	16.6%
Gain (loss) on foreign currency transactions	975	0.4%	(194)	(0.1)%
Other income	112	—%	8	—%
Total other (expense) income	(52,242)	(22.7)%	26,954	11.9%

(Loss) income before income taxes	(18,901)	(8.2)%	52,223	23.0%
Income tax expense	7,313	3.2%	3,922	1.7%
Net (loss) income	$(26,214)	(11.4)%	$48,301	21.3%

Other financial data:
Adjusted EBITDA(1)	$42,644	18.5%	$41,731	18.4%
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

    (Loss) gain in fair value change of warrant liability. During the thirteen weeks ended February 27, 2021 and the thirteen weeks ended February 29, 2020, we recorded a $45.3 million loss and a $37.6 million gain, respectively, related to the change in fair value of our liability-classified Private Warrants, primarily driven by movements in our stock price.

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

    Net (loss) income. Net income was $26.2 million for the thirteen weeks ended February 27, 2021, a decrease of $74.5 million compared to net income of $48.3 million for the thirteen weeks ended February 29, 2020. The change was primarily related to increased gross profit as well as reductions to operating expenses and interest expense as discussed above, and unfavorable fair value movements in the warrant liability.

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

Comparison of Unaudited Results for the Twenty-Six Weeks Ended February 27, 2021 and the Twenty-Six Weeks Ended February 29, 2020

    The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	As Restated
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	February 27, 2021	% of Sales	February 29, 2020	% of Sales
Net sales	$461,759	100.0%	$379,254	100.0%
Cost of goods sold	277,453	60.1%	231,654	61.1%
Gross profit	184,306	39.9%	147,600	38.9%

Operating expenses:
Selling and marketing	51,345	11.1%	45,475	12.0%
General and administrative	51,977	11.3%	46,248	12.2%
Depreciation and amortization	8,456	1.8%	6,740	1.8%
Business transaction costs	—	—%	26,853	7.1%
Total operating expenses	111,778	24.2%	125,316	33.0%

Income from operations	72,528	15.7%	22,284	5.9%

Other income (expense):
Interest income	3	—%	1,464	0.4%
Interest expense	(16,367)	(3.5)%	(15,558)	(4.1)%
(Loss) gain in fair value change of warrant liability	(24,881)	(5.4)%	50,952	13.4%
Gain (loss) on foreign currency transactions	984	0.2%	(178)	—%
Other income	159	—%	45	—%
Total other (expense) income	(40,102)	(8.7)%	36,725	9.7%

Income before income taxes	32,426	7.0%	59,009	15.6%
Income tax expense	15,687	3.4%	2,193	0.6%
Net income	$16,739	3.6%	$56,816	15.0%

Other financial data:
Adjusted EBITDA(1)	$91,341	19.8%	$73,526	19.4%
(1)    Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net income for each applicable period.

    Net sales. Net sales of $461.8 million represented an increase of $82.5 million, or 21.8%, for the twenty-six weeks ended February 27, 2021 compared to the twenty-six weeks ended February 29, 2020. The net sales increase of 21.8% was primarily attributable to the Quest brand, which increased net sales by 25.2%, due to Quest’s partial inclusion in our results of operations in fiscal year 2020 as compared to fiscal year 2021 as well as post-acquisition Quest brand sales volume growth. These increases in net sales were partially offset by decreased sales volume of approximately 1.4% related to the SimplyProtein Sale and the restructuring related business activities in Europe in fiscal year 2021. Additionally, the continued effects of COVID-19 related movement restrictions as well as higher trade promotions partially offset the overall increase in net sales.

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

    Operating expenses. Operating expenses decreased $13.5 million, or 10.8%, for the twenty-six weeks ended February 27, 2021 compared to the twenty-six weeks ended February 29, 2020 due to the following:

•Selling and marketing. Selling and marketing expenses increased $5.9 million, or 12.9%, for the twenty-six weeks ended February 27, 2021 compared to the twenty-six weeks ended February 29, 2020. The increase was primarily related to Quest’s partial inclusion in our results of operations in fiscal year 2020 as compared to fiscal year 2021, which was partially offset by decreased selling and marketing expenses related to the SimplyProtein Sale and the restructuring related business activities in Europe.

•General and administrative. General and administrative expenses increased $5.7 million, or 12.4%, for the twenty-six weeks ended February 27, 2021 compared to the twenty-six weeks ended February 29, 2020. The increase was primarily attributable to Quest’s partial inclusion in our results of operations in fiscal year 2020 as compared to fiscal year 2021 as well as restructuring charges of $3.8 million in fiscal year 2021. These increases were partially offset by the reductions in costs related to the integration of Quest and stock-based compensation.

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

    (Loss) gain in fair value change of warrant liability. During the twenty-six weeks ended February 27, 2021 and the twenty-six weeks ended February 29, 2020, we recorded a $24.9 million loss and a $51.0 million gain, respectively, related to the change in fair value of our liability-classified Private Warrants, primarily driven by movements in our stock price.

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

    Net income. Net income was $16.7 million for the twenty-six weeks ended February 27, 2021 a decrease of $40.1 million compared to net income of $56.8 million for the twenty-six weeks ended February 29, 2020. The change was primarily related to increased gross profit as discussed above, decreased transaction costs related to the Acquisition of Quest in fiscal year 2020, and unfavorable fair value movements in the warrant liability.

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

    The following unaudited tables below provide a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen and twenty-six weeks ended February 27, 2021 and February 29, 2020:

(In thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net income	$(26,214)	$48,301	$16,739	$56,816
Interest income	—	(85)	(3)	(1,464)
Interest expense	7,995	10,589	16,367	15,558
Income tax expense	7,313	3,922	15,687	2,193
Depreciation and amortization	4,508	4,594	9,021	7,119
EBITDA	(6,398)	67,321	57,811	80,222
Business transaction costs	—	694	—	26,853
Stock-based compensation expense	2,484	2,122	3,594	3,795
Inventory step-up	—	5,085	—	7,522
Integration of Quest	968	3,903	2,214	5,341
Restructuring	1,267	—	3,786	—
Non-core legal costs	—	76	—	555
Loss (gain) in fair value change of warrant liability	45,334	(37,644)	24,881	(50,952)
Other (1)	(1,011)	174	(945)	190
Adjusted EBITDA	$42,644	$41,731	$91,341	$73,526
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

Private Warrants to Purchase Common Stock

    As of February 27, 2021, our Private Warrants to purchase 6,700,000 shares of common stock remain outstanding, are held by Conyers Park Sponsor, LLC, a related party, and remain liability-classified. If all Private Warrants are exercised at the $11.50 exercise price per warrant, our cash would increase by $77.1 million.

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

    Operating activities. Our net cash provided by operating activities increased $54.7 million to $39.8 million for the twenty-six weeks ended February 27, 2021 compared to cash used in operating activities of $14.9 million for the twenty-six weeks ended February 29, 2020. The increase in cash provided by operating activities was primarily caused by higher income before taxes, which was driven by (i) the Quest brand sales volume growth, which increased net sales by 25.2%, due to Quest’s partial inclusion in our results of operations in fiscal year 2020 as compared to fiscal year 2021 as well as post-acquisition Quest brand sales volume growth and (ii) significant reductions in cash outlays and changes in working capital related to the first quarter 2020 Acquisition of Quest, including decreases in business transaction costs of $26.9 million and integration costs of $3.1 million. These increases in cash provided by operations were partially offset by $6.3 million of cash payments made for restructuring related costs, predominately composed of termination benefits and severance payments, during the twenty-six weeks ended February 27, 2021. Additionally, cash paid for taxes increased $5.7 million for the twenty-six weeks ended February 27, 2021 compared to the twenty-six weeks ended February 29, 2020.

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

New Accounting Pronouncements

    For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report on Form 10-K/A. There have been no significant changes to our critical accounting policies since August 29, 2020. Refer to Note 3 of our unaudited interim consolidated financial statements in this Amendment for further information regarding recently issued accounting standards.

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Amendment. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 27, 2021, the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

    There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended February 27, 2021 that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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