Form 10-Q
period 2021-05-29
Simply Good Foods Co
filed 2021-07-08
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 29, 2021

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

As of July 2, 2021, there were 95,780,011 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MAY 29, 2021

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share and per share data)

	May 29, 2021	August 29, 2020
Assets
Current assets:
Cash and cash equivalents	$90,173	$95,847
Accounts receivable, net	118,373	89,740
Inventories	78,579	59,085
Prepaid expenses	4,895	3,644
Other current assets	17,601	11,947
Total current assets	309,621	260,263

Long-term assets:
Property and equipment, net	13,377	11,850
Intangible assets, net	1,142,199	1,158,768
Goodwill	543,134	544,774
Other long-term assets	30,792	32,790
Total assets	$2,039,123	$2,008,445

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$46,788	$32,240
Accrued interest	334	960
Accrued expenses and other current liabilities	50,556	38,007
Current maturities of long-term debt	282	271
Total current liabilities	97,960	71,478

Long-term liabilities:
Long-term debt, less current maturities	500,154	596,879
Deferred income taxes	98,100	84,352
Warrant liability	154,352	93,638
Other long-term liabilities	20,151	22,765
Total liabilities	870,717	869,112
See commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 95,875,778 and 95,751,845 shares issued at May 29, 2021 and August 29, 2020, respectively	959	958
Treasury stock, 98,234 shares at cost at May 29, 2021 and August 29, 2020	(2,145)	(2,145)
Additional paid-in-capital	1,082,617	1,076,472
Retained earnings	87,561	64,927
Accumulated other comprehensive loss	(586)	(879)
Total stockholders’ equity	1,168,406	1,139,333
Total liabilities and stockholders’ equity	$2,039,123	$2,008,445

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Net sales	$284,001	$215,101	$745,760	$594,355
Cost of goods sold	162,998	126,475	440,451	358,129
Gross profit	121,003	88,626	305,309	236,226

Operating expenses:
Selling and marketing	30,826	24,510	82,171	69,985
General and administrative	25,668	28,713	77,645	74,961
Depreciation and amortization	4,187	4,248	12,643	10,988
Business transaction costs	—	47	—	26,900
Total operating expenses	60,681	57,518	172,459	182,834

Income from operations	60,322	31,108	132,850	53,392

Other income (expense):
Interest income	1	29	4	1,493
Interest expense	(7,985)	(8,324)	(24,352)	(23,882)
(Loss) gain in fair value change of warrant liability	(35,833)	31,703	(60,714)	82,655
Gain on legal settlement	5,000	—	5,000	—
(Loss) gain on foreign currency transactions	(272)	(418)	712	(596)
Other income	70	59	229	104
Total other (expense) income	(39,019)	23,049	(79,121)	59,774

Income before income taxes	21,303	54,157	53,729	113,166
Income tax expense	15,408	6,045	31,095	8,238
Net income	$5,895	$48,112	$22,634	$104,928

Other comprehensive income:
Foreign currency translation adjustments	$95	$61	$293	$(80)
Comprehensive income	$5,990	$48,173	$22,927	$104,848

Earnings per share from net income:
Basic	$0.06	$0.50	$0.24	$1.12
Diluted	$0.06	$0.17	$0.23	$0.23
Weighted average shares outstanding:
Basic	95,767,629	95,378,495	95,730,581	93,475,539
Diluted	97,589,656	98,322,316	97,197,180	97,933,550

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirty-Nine Weeks Ended
	May 29, 2021	May 30, 2020
Operating activities
Net income	$22,634	$104,928
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,508	11,607
Amortization of deferred financing costs and debt discount	3,449	2,312
Stock compensation expense	5,766	5,945
Loss (gain) in fair value change of warrant liability	60,714	(82,655)
Unrealized (gain) loss on foreign currency transactions	(712)	596
Deferred income taxes	13,670	8,055
Amortization of operating lease right-of-use asset	3,385	2,702
Loss on operating lease right-of-use asset impairment	686	—
Gain on lease termination	(156)	—
Other	769	229
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(28,737)	6,407
Inventories	(20,318)	(2,636)
Prepaid expenses	(1,189)	(351)
Other current assets	(5,376)	(7,865)
Accounts payable	13,380	(11,561)
Accrued interest	(626)	(406)
Accrued expenses and other current liabilities	12,745	(10,496)
Other assets and liabilities	(2,104)	(2,711)
Net cash provided by operating activities	91,488	24,100

Investing activities
Purchases of property and equipment	(3,232)	(766)
Issuance of note receivable	—	(1,250)
Acquisition of business, net of cash acquired	—	(982,084)
Proceeds from sale of business	5,800	—
Investments in intangible assets	(114)	(206)
Net cash provided by (used in) investing activities	2,454	(984,306)

Financing activities
Proceeds from option exercises	700	931
Tax payments related to issuance of restricted stock units	(320)	(84)
Payments on finance lease obligations	(269)	(272)
Principal payments of long-term debt	(100,000)	(21,000)
Proceeds from issuance of common stock	—	352,542
Equity issuance costs	—	(3,323)
Proceeds from issuance of long-term debt	—	460,000
Proceeds from Revolving Credit Facility	—	25,000
Deferred financing costs	—	(8,208)
Net cash (used in) provided by financing activities	(99,889)	805,586

Cash and cash equivalents
Net decrease in cash	(5,947)	(154,620)
Effect of exchange rate on cash	273	(587)
Cash at beginning of period	95,847	266,341
Cash and cash equivalents at end of period	$90,173	$111,134

	Thirty-Nine Weeks Ended
	May 29, 2021	May 30, 2020
Supplemental disclosures of cash flow information
Cash paid for interest	$21,529	$21,976
Cash paid for taxes	$15,282	$4,647
Non-cash investing and financing transactions
Non-cash proceeds from sale of business	$3,000	$—
Operating lease right-of-use assets recognized at ASU 2016-02 transition	$—	$5,102
Finance lease right-of-use assets recognized at ASU 2016-02 transition	$—	$1,185
Operating lease right-of-use assets recognized after ASU 2016-02 transition	$316	$3,745
Non-cash additions to property and equipment	$84	$374

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 29, 2020	95,751,845	$958	98,234	$(2,145)	$1,076,472	$64,927	$(879)	$1,139,333
Net income	—	—	—	—	—	42,953	—	42,953
Stock-based compensation	—	—	—	—	1,110	—	—	1,110
Foreign currency translation adjustments	—	—	—	—	—	—	(45)	(45)
Shares issued upon vesting of restricted stock units	53,908	—	—	—	(201)	—	—	(201)
Exercise of options to purchase common stock	13,118	—	—	—	157	—	—	157
Balance at November 28, 2020	95,818,871	$958	98,234	$(2,145)	$1,077,538	$107,880	$(924)	$1,183,307
Net income	—	—	—	—	—	(26,214)	—	(26,214)
Stock-based compensation	—	—	—	—	2,484	—	—	2,484
Foreign currency translation adjustments	—	—	—	—	—	—	243	243
Shares issued upon vesting of restricted stock units	7,034	—	—	—	(51)	—	—	(51)
Exercise of options to purchase common stock	30,810	1	—	—	369	—	—	370
Balance at February 27, 2021	95,856,715	$959	98,234	$(2,145)	$1,080,340	$81,666	$(681)	$1,160,139
Net income	—	—	—	—	—	5,895	—	5,895
Stock-based compensation	—	—	—	—	2,172	—	—	2,172
Foreign currency translation adjustments	—	—	—	—	—	—	95	95
Shares issued upon vesting of restricted stock units	4,683	—	—	—	(68)	—	—	(68)
Exercise of options to purchase common stock	14,380	—	—	—	173	—	—	173
Balance at May 29, 2021	95,875,778	$959	98,234	$(2,145)	$1,082,617	$87,561	$(586)	$1,168,406

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 31, 2019	81,973,284	$820	98,234	$(2,145)	$715,740	$(711)	$(836)	$712,868
Net loss	—	—	—	—	—	8,515	—	8,515
Stock-based compensation	—	—	—	—	1,673	—	—	1,673
Public equity offering	13,379,205	134	—	—	349,085	—	—	349,219
Shares issued upon vesting of restricted stock units	46,911	—	—	—	(70)	—	—	(70)
Exercise of options to purchase common stock	17,372	—	—	—	208	—	—	208
Balance at November 30, 2019	95,416,772	$954	98,234	$(2,145)	$1,066,636	$7,804	$(836)	$1,072,413
Net income	—	—	—	—	—	48,301	—	48,301
Stock-based compensation	—	—	—	—	2,122	—	—	2,122
Foreign currency translation adjustments	—	—	—	—	—	—	(141)	(141)
Shares issued upon vesting of restricted stock units	771	—	—	—	(10)	—	—	(10)
Exercise of options to purchase common stock	58,994	1	—	—	723	—	—	724
Balance at February 29, 2020	95,476,537	$955	98,234	$(2,145)	$1,069,471	$56,105	$(977)	$1,123,409
Net income	—	—	—	—	—	48,112	—	48,112
Stock-based compensation	—	—	—	—	2,150	—	—	2,150
Foreign currency translation adjustments	—	—	—	—	—	—	61	61
Shares issued upon vesting of restricted stock units	323	—	—	—	(4)	—	—	(4)
Balance at May 30, 2020	95,476,860	$955	98,234	$(2,145)	$1,071,617	$104,217	$(916)	$1,173,728

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

    The interim condensed consolidated financial statements and related notes of the Company and its subsidiaries are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim condensed consolidated financial statements reflect all adjustments and disclosures which are, in the Company’s opinion, necessary for a fair presentation of the results of operations, financial position and cash flows for the indicated periods. All such adjustments were of a normal and recurring nature unless otherwise disclosed. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted. The results reported in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire fiscal year and should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended August 29, 2020, included in the Company’s Annual Report on Form 10-K/A (“Annual Report”) filed with the SEC on June 30, 2021.

    The Company remains uncertain of the ultimate effect COVID-19 could have on its business notwithstanding the distribution of several U.S. government approved vaccines and the easing of movement restrictions. This uncertainty stems from the potential for, among other things, (i) the possibility for mutations of COVID-19 to result in increased rates of reported cases for which currently approved vaccines are not effective, (ii) unexpected supply chain disruptions, (iii) changes to customer operations, (iv) reversal in recently improving consumer purchasing and consumption behavior, and (v) the closure of customer establishments.

2. Summary of Significant Accounting Policies

Restatement of Previously Issued Financial Statements

    On April 12, 2021, the SEC issued a statement (the “SEC Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). Following consideration of the guidance in the SEC Statement, the Company concluded that its private warrants (“Private Warrants”) should be classified as a liability and measured at fair value, with changes in fair value each period reported in earnings in accordance with Accounting Standards Codification 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. On June 30, 2021, the Company filed restatements of its previously issued consolidated and condensed financial statements with the SEC on the Company’s Annual Report on Form 10-K/A for the fiscal year ended August 29, 2020, as well as the Company’s Quarterly Report on Form 10-Q/A as of and for the thirteen weeks ended November 28, 2020 and the Company’s Quarterly Report on Form 10-Q/A as of and for the thirteen and twenty-six weeks ended February 27, 2021.

    Refer to Note 4, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Annual Report for a description of significant accounting policies.

Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

    In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends existing guidance related to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements and does not expect that the adoption of this ASU will be material to its consolidated financial statements.

    In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments in this ASU are effective for all entities and can be applied to contract modifications due to rate reform and eligible existing and new hedging relationships entered into between March 12, 2020 and December 31, 2022. The amendments of this ASU should be applied on a prospective basis. The Company will continue to monitor the effects of rate reform, if any, on its contracts and the effects of adoption of this ASU through December 31, 2022. The Company does not anticipate the amendments in this ASU will be material to its consolidated financial statements.

    In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which provides updates for technical corrections, clarifications to guidance, simplifications to wording or structure of guidance, and other minor improvements across various areas of accounting within GAAP. This ASU is effective for all entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The amendments of this ASU should be applied retrospectively. The Company is currently evaluating the effects of this guidance and does not anticipate the adoption of this ASU will be material to its consolidated financial statements.

Recently Adopted Accounting Pronouncements

    In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which modified the measurement of expected credit losses of certain financial instruments. The Company adopted this ASU as of the first day of fiscal 2021. As a result, the Company changed its method of estimating its allowance for doubtful accounts for trade receivables to be based upon the Company’s historical credit loss experience, adjusted for asset-specific risk characteristics, current economic conditions, and reasonable forecasts. The change in estimating the allowance for doubtful accounts did not have a material effect on the Company’s consolidated financial statements.

    In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which modified disclosure requirements on fair value measurements of Accounting Standards Codification (“ASC”) 820. The Company adopted this ASU as of the first day of fiscal 2021. The adoption of this ASU did not have a material effect on the consolidated financial statements or related disclosures.

3. Business Combination

    On August 21, 2019, the Company’s wholly-owned subsidiary Simply Good Foods USA, Inc., formerly known as Atkins Nutritionals, Inc., (“Simply Good USA”) entered into a Stock and Unit Purchase Agreement (the “Purchase Agreement”) to acquire Quest Nutrition, LLC (“Quest”), a healthy lifestyle food company (the “Acquisition of Quest”). On November 7, 2019, Simply Good USA completed the Acquisition of Quest via Simply Good USA’s acquisition of 100% of the equity interests of Voyage Holdings, LLC and VMG Quest Blocker, Inc. (the “Target Companies”) for a cash purchase price at closing of $988.9 million subject to customary post-closing adjustments for the Target Companies’ levels of cash, indebtedness, net working capital and transaction expenses as of the closing date.

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

    The Acquisition of Quest was funded by the Company through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from an underwritten public offering of common stock, and $443.6 million in new term loan debt. In the third fiscal quarter of 2020, the Company received a post-closing release from escrow of approximately $2.1 million related to net working capital adjustments, resulting in a total net consideration paid of $986.8 million.

    For the thirty-nine weeks ended May 30, 2020, Business transaction costs within the Condensed Consolidated Statements of Operations and Comprehensive Income were $26.9 million, which included $14.5 million of transaction advisory fees related to the Acquisition of Quest, $3.2 million of banker commitment fees, $6.1 million of non-deferrable debt issuance costs related to the incremental term loan, and $3.1 million of other costs, including legal, due diligence, and accounting fees. Included in the transaction advisory fees was $12.0 million paid to Centerview Partners LLC, an investment banking firm that served as the lead financial advisor to the Company for this transaction. Three members of the Company’s Board of Directors, Messrs. Kilts, West, and Ratzan, have business relationships with certain partners of Centerview Partners LLC (including relating to Centerview Capital Consumer, a private equity firm and affiliate of Conyers Park Sponsor LLC), but they are not themselves partners, executives or employees of Centerview Partners LLC, and Centerview Partners LLC is not a related party of the Company pursuant to applicable rules and policies. The advisory fee paid to Centerview Partners LLC represented approximately 1.2% of the total cash purchase price paid by the Company on the closing date of the Acquisition of Quest. All transaction advisory fees relating to the Acquisition of Quest were approved by the Company’s Audit Committee.

    The following table sets forth the final purchase price allocation of the Acquisition of Quest to the estimated fair value of the net assets acquired at the date of acquisition, in thousands:

Assets acquired:
Cash and cash equivalents	$4,745
Accounts receivable, net	25,359
Inventories	44,032
Prepaid assets	1,214
Other current assets	3,812
Property and equipment, net (1)	9,843
Intangible assets, net (2)	868,375
Other long-term assets	20,997
Liabilities assumed:
Accounts payable	25,200
Other current liabilities	11,237
Deferred income taxes (3)	10,754
Other long-term liabilities	18,891
Total identifiable net assets	912,295
Goodwill (4)	74,525
Total assets acquired and liabilities assumed	$986,820
(1)    Property and equipment, net primarily consisted of leasehold improvements for the Quest headquarters of $6.9 million, furniture and fixtures of $2.2 million, and equipment of $0.7 million. The Quest headquarters lease ends in April 2029. The useful lives of the leasehold improvements, furniture and fixtures, and equipment are consistent with the Company’s accounting policies.
(2)    Intangible assets were recorded at fair value consistent with ASC 820, Fair Value Measurements, as a result of the Acquisition of Quest. Intangible assets consisted of $750.0 million of indefinite brands and trademarks, $115.0 million of amortizable customer relationships, and $3.4 million of internally developed software. The useful lives of the intangible assets are disclosed in Note 5 of the condensed consolidated financial statements. The fair value measurements of the assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows and market comparable data and companies. The fair values of the intangible assets were estimated using inputs primarily from the income approach and the with/without method, which estimates the value using the cash flow impact in a hypothetical scenario where the customer relationships are not in place. The significant assumptions used in estimating the fair value of the intangible assets include the estimated life the asset will contribute to cash flows, profitability, and the estimated discount rate.
(3)    Primarily as a result of the fair value attributable to the identifiable intangible assets, the deferred income tax liability was $10.8 million.
(4)    Goodwill was recorded at fair value consistent with ASC 820, Fair Value Measurements, as a result of the Acquisition of Quest. Amounts recorded for goodwill created in an acquisition structured as a stock purchase for tax are generally not expected to be deductible for tax purposes. Amounts recorded for goodwill resulting in a tax basis step-up are generally expected to be deductible for tax purposes. Tax deductible goodwill was estimated to be $67.7 million. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

    The Company completed its final assessment of purchase price allocation for the Acquisition of Quest to the estimated fair value of the net assets acquired at the date of acquisition during the first quarter of fiscal 2021. Since the initial preliminary estimates reported in the first fiscal quarter of 2020, the Company updated certain amounts reflected in the final purchase price allocation, as summarized in the fair values of assets acquired and liabilities assumed in the table above. Specifically, the carrying amount of the intangible assets, net increased by $20.0 million as a result of valuation adjustments related to the Company’s finalization of tax attributes, which also resulted in a decrease to deferred income taxes of $3.2 million. Additionally, accounts receivable, net decreased $4.3 million and inventories increased $0.9 million due to fair value measurement period adjustments, and the carrying amount of property and equipment, net decreased by $0.5 million to reflect its estimated fair value. As a result of these adjustments and the change in total net consideration paid of approximately $2.1 million related to net working capital adjustments discussed above, goodwill decreased $21.5 million. Measurement period adjustments were recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date.

    The results of Quest’s operations have been included in the Company’s Consolidated Financial Statements since November 7, 2019, the date of acquisition. The following table provides net sales from the acquired Quest business included in the Company’s results:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Net sales (1)	$127,097	$87,234	$327,891	$192,621
(1)    Net sales for the thirteen and thirty-nine weeks ended May 29, 2021 excludes immaterial international net sales.

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

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
(In thousands)	May 30, 2020	May 30, 2020
Revenue	$215,101	$662,758
Gross profit	$88,626	$267,293
Net income	$47,040	$128,689

4. Revenue Recognition

    Revenues from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and core brands:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
North America (1)
Atkins	$146,082	$121,937	$382,998	$381,184
Quest (2)	127,097	87,234	327,891	192,621
Total North America	273,179	209,171	710,889	573,805
International	10,822	5,930	34,871	20,550
Total net sales	$284,001	$215,101	$745,760	$594,355
(1)    The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material. The North America geographic area includes the divested SimplyProtein® brand.
(2)     Quest net sales are primarily in North America.

    Charges related to credit loss on accounts receivables from transactions with external customers were approximately $0.6 million and $0.7 million for the thirteen and thirty-nine weeks ended May 29, 2021, respectively, and were approximately $0.1 million and

$0.2 million for the thirteen and thirty-nine weeks ended May 30, 2020, respectively. As of May 29, 2021 and August 29, 2020, the allowances for doubtful accounts related to these accounts receivable were $1.2 million and $0.5 million, respectively.

5. Goodwill and Intangibles

    Changes to Goodwill during the thirty-nine weeks ended May 29, 2021 were as follows:

(in thousands)	Goodwill
Balance as of August 29, 2020	$544,774
Acquisition of business, measurement period adjustment	1,178
Sale of business	(2,818)
Balance as of May 29, 2021	$543,134

    The change in Goodwill attributed to the acquisition of a business during the thirty-nine weeks ended May 29, 2021 was the result of measurement period adjustments made to finalize the acquisition method of accounting for the Acquisition of Quest as described in Note 3. Additionally, effective September 24, 2020, the Company sold the assets exclusively related to its SimplyProtein® brand of products for approximately $8.8 million of consideration, including cash of $5.8 million and a note receivable for $3.0 million, to a newly formed entity led by the Company’s former Canadian-based management team who had been responsible for this brand prior to the sale transaction (the “SimplyProtein Sale”). In addition to purchasing these assets, the buyer assumed certain liabilities related to the SimplyProtein brand’s business. There was no gain or loss recognized as a result of the SimplyProtein Sale. In conjunction with the SimplyProtein Sale, the Company disposed of $2.8 million of goodwill associated with the SimplyProtein business.

    There were no impairment charges related to goodwill during the thirteen and thirty-nine weeks ended May 29, 2021 or since the inception of the Company.

    Intangible assets, net in the Condensed Consolidated Balance Sheets consists of the following:

				May 29, 2021
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	27,203	146,797
Proprietary recipes and formulas	7 years			7,000	3,881	3,119
Licensing agreements	14 years			22,000	6,099	15,901
Software and website development costs	3	-	5 years	5,302	2,975	2,327
Intangible assets in progress	3	-	5 years	55	—	55
				$1,182,357	$40,158	$1,142,199

				August 29, 2020
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$979,000	$—	$979,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	18,503	155,497
Proprietary recipes and formulas	7 years			7,000	3,131	3,869
Licensing agreements	14 years			22,000	4,920	17,080
Software and website development costs	3	-	5 years	5,967	2,645	3,322
				$1,187,967	$29,199	$1,158,768

    Changes in Intangible assets, net during the thirty-nine weeks ended May 29, 2021 were primarily related to the SimplyProtein Sale and recurring amortization expense. In conjunction with the SimplyProtein Sale, the Company sold its SimplyProtein brand intangible asset, which had a carrying value of approximately $5.0 million as of the date of the sale. Amortization expense related to intangible assets during each of the thirteen weeks ended May 29, 2021 and May 30, 2020 was $3.8 million and $3.9 million, respectively. Amortization expense related to intangible assets during the thirty-nine weeks ended May 29, 2021 and May 30, 2020 was $11.6 million and $10.1 million, respectively. There were no impairment charges related to intangible assets during the thirteen and thirty-nine weeks ended May 29, 2021 and May 30, 2020.

    Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2021	$3,834
2022	15,224
2023	14,938
2024	14,257
2025	13,171
2026 and thereafter	106,720
Total	$168,144

6. Long-Term Debt and Line of Credit

    On July 7, 2017, the Company entered into a credit agreement with Barclays Bank PLC and other parties (as amended to date, the “Credit Agreement”). The Credit Agreement provides for (i) a term facility of $200.0 million (“Term Facility”) with a seven-year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five-year maturity. Substantially concurrent with the consummation of the Acquisition of Atkins, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% or (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for the Term Loan subject to a floor of 1.00% or (y) 3.00% margin for the Revolving Credit Facility. As security for the payment or performance of its debt, the Company has pledged certain equity interests in its subsidiaries.

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

    The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the Credit Agreement) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all financial covenants as of May 29, 2021 and August 29, 2020, respectively.

    Long-term debt consists of the following:

(In thousands)	May 29, 2021	August 29, 2020
Term Facility (effective rate of 4.8% at May 29, 2021)	506,500	606,500
Finance lease liabilities (effective rate of 5.6% at May 29, 2021)	758	922
Less: Deferred financing fees	6,822	10,272
Total debt	500,436	597,150
Less: Current finance lease liabilities	282	271
Long-term debt, net of deferred financing fees	$500,154	$596,879

    The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended May 29, 2021. The outstanding balance of the Term Facility is due upon its maturity in July 2024. As of May 29, 2021 and August 29, 2020, there were no amounts drawn against the Revolving Credit Facility.

    As of May 29, 2021, the Company had letters of credit in the amount of $3.5 million outstanding. These letters of credit offset against the availability of the Revolving Credit Facility and exist to support three of the Company’s leased buildings and insurance programs relating to workers’ compensation.

    The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of May 29, 2021 and August 29, 2020, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

7. Fair Value of Financial Instruments

    Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measurements, a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is used:

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

    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of May 29, 2021 and August 29, 2020 due to the relatively short maturity of these instruments.

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

There were 6,700,000 Private Warrants outstanding as of May 29, 2021 and May 30, 2020. The table below summarizes the inputs used to calculate the fair value of the warrant liability at each of the dates indicated below:

	May 29, 2021	May 30, 2020
Exercise Price	$11.50	$11.50
Stock Price	$34.53	$17.03
Dividend Yield	—%	—%
Expected Term (in Years)	1.11	2.11
Risk-Free Interest Rate	0.06%	0.16%
Expected Volatility	23.90%	31.80%
Per Share Value of Warrants	$23.04	$6.26

    The periodic remeasurement of the warrant liability is reflected in (Loss) gain in fair value change of warrant liability within the Condensed Consolidated Statements of Operations and Comprehensive Income. The adjustments for the thirteen and thirty-nine weeks ended May 29, 2021 were a loss of $35.8 million and $60.7 million, respectively. The adjustments for the thirteen and thirty-nine weeks ended May 30, 2020 were a gain of $31.7 million and $82.7 million, respectively. The adjustments resulted in a total warrant liability at May 29, 2021 and May 30, 2020 of $154.4 million and $41.9 million, respectively.

8. Income Taxes

    The tax expense and the effective tax rate resulting from operations were as follows:

	Thirty-Nine Weeks Ended
(In thousands)	May 29, 2021	May 30, 2020
Income before income taxes	$53,729	$113,166
Income tax expense	$31,095	$8,238
Effective tax rate	57.9%	7.3%

    The effective tax rate for the thirty-nine weeks ended May 29, 2021 was 50.6% greater than the effective tax rate for the thirty-nine weeks ended May 30, 2020, which was primarily driven by the non-cash change in the fair value of the warrant liability and other permanent differences.

9. Leases

    The components of lease expense were as follows:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	Statements of Operations Caption	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$1,486	$1,479	$4,480	$3,726
Variable lease cost (1)	Cost of goods sold and General and administrative	470	448	1,246	1,184
Total operating lease cost		1,956	1,927	5,726	4,910

Short-term lease cost	General and administrative	—	6	—	30

Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	69	69	205	205
Interest on lease liabilities	Interest expense	10	14	35	46
Total finance lease cost		79	83	240	251

Total lease cost		$2,035	$2,016	$5,966	$5,191
(1)    Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

    In conjunction with the Company’s restructuring activities as discussed in Note 14, the Company incurred impairment charges of $0.7 million in the thirty-nine weeks ended May 29, 2021 related to its operating lease right-of-use assets for leases in Toronto, Ontario and the Netherlands. Additionally, the Company terminated the lease in Toronto, Ontario, which resulted in a gain on lease termination of $0.2 million in the thirty-nine weeks ended May 29, 2021. There were no additional impairment charges during the thirteen weeks ended May 29, 2021. The effect of these restructuring activities has been included within General and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Income. Refer to Note 14, Restructuring and Related Charges, for additional information regarding restructuring activities.

    The gross amounts of assets and liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheets Caption	May 29, 2021	August 29, 2020
Assets
Operating lease right-of-use assets	Other long-term assets	$21,957	$25,703
Finance lease right-of-use assets	Property and equipment, net	708	912
Total lease assets		$22,665	$26,615

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$3,851	$4,329
Finance lease liabilities	Current maturities of long-term debt	282	271
Long-term:
Operating lease liabilities	Other long-term liabilities	20,154	22,764
Finance lease liabilities	Long-term debt, less current maturities	476	651
Total lease liabilities		$24,763	$28,015

    Future maturities of lease liabilities as of May 29, 2021 were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2021	$1,467	$78
2022	4,608	313
2023	4,072	278
2024	4,232	145
2025	3,839	—
Thereafter	11,051	—
Total lease payments	29,269	814
Less: Interest	(5,264)	(56)
Present value of lease liabilities	$24,005	$758

    As of May 29, 2021, the Company has entered into a lease with estimated total minimum future lease payments of $32.2 million over a 10-year minimum lease term that has not yet commenced and, as a result, is not yet recorded on the Condensed Consolidated Balance Sheets. The Company expects the lease to commence in the fourth quarter of fiscal year 2021, and the Company has the option to renew the lease for an additional five years or ten years after the minimum lease term.

    The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	May 29, 2021	August 29, 2020
Weighted-average remaining lease term (in years)
Operating leases	6.64	6.97
Finance leases	2.68	3.41
Weighted-average discount rate
Operating leases	5.8%	5.7%
Finance leases	5.6%	5.6%

    Supplemental and other information related to leases was as follows:

	Thirty-Nine Weeks Ended
(In thousands)	May 29, 2021	May 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,619	$4,655
Operating cash flows from finance leases	$34	$8
Financing cash flows from finance leases	$235	$247

10. Commitments and Contingencies

Litigation

    The Company is a party to certain litigation and claims that are considered normal to the operations of the business. From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any litigation that it believes to be material, and the Company is not aware of any pending or threatened litigation against it that its management believes could have a material adverse effect on its business, operating results, financial condition or cash flows.

    During the fiscal year ended August 31, 2019, the Company reserved $3.5 million for the potential settlement of class action litigation concerning certain product label claims. During the thirty-nine weeks ended May 30, 2020, the Company reserved an additional $0.3 million. The reserve was included within General and administrative in the Condensed Consolidated Statements of Operations and Comprehensive Income, and the reserve was fully paid into escrow and settled during the fiscal year ended August 29, 2020.

    As of May 29, 2021 and August 29, 2020, the Company had $0.7 million and $1.3 million reserved for potential settlements, respectively.

Other

    The Company has entered into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Atkins and Quest brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of May 29, 2021, the Company will be required to make payments of $2.8 million over the next year.

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

    As of May 29, 2021, the Private Warrants to purchase 6,700,000 shares of the Company’s common stock remain outstanding, have not been transferred by Conyers Park Sponsor, LLC, a related party, and remain liability-classified. As discussed in Note 7, the liability-classified warrants are remeasured on a recurring basis, primarily based on observable market data while the related theoretical private warrant volatility assumption within the Black-Scholes model represents a Level 3 measurement within the fair value measurement hierarchy. The periodic remeasurement of the warrant liability is reflected in (Loss) gain in fair value change of warrant liability within the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

    During the thirty-nine weeks ended May 29, 2021 and May 30, 2020, the Company did not repurchase any shares of common stock. As of May 29, 2021, approximately $47.9 million remained available under the stock repurchase program.

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

    The Company has outstanding liability-classified Private Warrants to purchase 6,700,000 shares of the Company’s common stock. During periods when the effect is dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares, calculated using the treasury stock method. During periods when the impact is anti-dilutive, the share settlement is excluded.

    The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share data)	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Basic earnings per share computation:
Numerator:
Net income	$5,895	$48,112	$22,634	$104,928
Denominator:
Weighted average common shares - basic	95,767,629	95,378,495	95,730,581	93,475,539
Basic earnings per share from net income	$0.06	$0.50	$0.24	$1.12

Diluted earnings per share computation:
Numerator:
Net income	$5,895	$48,112	$22,634	$104,928
Gain in fair value change of warrant liability	—	(31,703)	—	(82,655)
Numerator for diluted earnings per share	$5,895	$16,409	$22,634	$22,273
Denominator:
Weighted average common shares outstanding - basic	95,767,629	95,378,495	95,730,581	93,475,539
Private Warrants	—	2,285,110	—	3,392,317
Employee stock options	1,465,477	630,408	1,191,593	1,028,218
Non-vested shares	356,550	28,303	275,006	37,476
Weighted average common shares - diluted	97,589,656	98,322,316	97,197,180	97,933,550
Diluted earnings per share from net income	$0.06	$0.17	$0.23	$0.23

    Diluted earnings per share calculations for the thirteen and thirty-nine weeks ended May 29, 2021 excluded 4.3 million and 3.9 million shares, issuable upon exercise of Private Warrants, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the thirteen and thirty-nine weeks ended May 29, 2021 excluded an immaterial number and 0.2 million shares, issuable upon exercise of stock options, respectively, that would have been anti-dilutive. Diluted earnings per share calculations for the thirteen and thirty-nine weeks ended May 30, 2020 excluded 0.8 million and 0.6 million shares, issuable upon exercise of stock options, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the thirteen and thirty-nine weeks ended May 29, 2021 and the thirty-nine weeks ended May 30, 2020 excluded an immaterial number of non-vested shares that would have been anti-dilutive. Diluted earnings per share calculations for the thirteen weeks ended May 30, 2020 excluded 0.1 million non-vested shares that would have been anti-dilutive.

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

    The Company recorded stock-based compensation expense of $2.2 million and $2.2 million in the thirteen weeks ended May 29, 2021 and May 30, 2020, respectively, and $5.8 million and $5.9 million in the thirty-nine weeks ended May 29, 2021 and May 30, 2020, respectively.

Stock Options

    The following table summarizes stock option activity for the thirty-nine weeks ended May 29, 2021:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 29, 2020	2,615,899	$14.33
Granted	289,555	20.47
Exercised	(58,308)	12.00
Forfeited	(53,983)	22.33
Outstanding as of May 29, 2021	2,793,163	$14.86	6.85

Vested and expected to vest as of May 29, 2021	2,793,163	$14.86	6.85

Exercisable as of May 29, 2021	2,215,040	$13.25	6.37

    As of May 29, 2021, the Company had $2.9 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.7 years. During the thirty-nine weeks ended May 29, 2021 and May 30, 2020, the Company received $0.7 million and $0.9 million in cash from stock option exercises, respectively.

Restricted Stock Units

    The following table summarizes restricted stock unit activity for the thirty-nine weeks ended May 29, 2021:

	Restricted Stock Units	Weighted average grant-date fair value
Non-vested as of August 29, 2020	208,023	$22.82
Granted	423,387	24.84
Vested	(79,381)	25.08
Forfeited	(48,735)	21.33
Non-vested as of May 29, 2021	503,294	$24.31

    As of May 29, 2021, the Company had $9.8 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 2.1 years.

Performance Stock Units

    During the thirty-nine weeks ended May 29, 2021, the Board of Directors granted performance stock units under the Company’s equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. Performance stock units were valued using a Monte Carlo simulation.

    The following table summarizes performance stock unit activity for the thirty-nine weeks ended May 29, 2021:

	Performance stock units	Weighted average grant-date fair value
Non-vested as of August 29, 2020	295,256	$17.93
Granted	116,309	23.59
Vested	—	—
Forfeited	(30,688)	22.28
Non-vested as of May 29, 2021	380,877	$19.31

    As of May 29, 2021, the Company had $3.7 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.3 years.

Stock Appreciation Rights

    Stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the Company’s common stock price. The Company’s SARs settle in shares of its common stock once the applicable vesting criteria has been met. SARs cliff vest three years from the date of grant and must be exercised within ten years.

    The following table summarizes SARs activity for the thirty-nine weeks ended May 29, 2021:

	Shares underlying SARs	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 29, 2020	150,000	$24.20
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of May 29, 2021	150,000	$24.20	8.43

Vested and expected to vest as of May 29, 2021	150,000	$24.20	8.43

Exercisable as of May 29, 2021	—	$—	0.00

    As of May 29, 2021, the Company had $0.2 million of total unrecognized compensation cost related to its SARs that will be recognized over a weighted average period of 1.4 years.

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

    Changes to the restructuring liability during the thirty-nine weeks ended May 29, 2021 were as follows:

(In thousands)	Termination benefits and severance	Other	Restructuring liability
Balance as of August 29, 2020	$4,139	$—	$4,139
Charges	3,267	201	3,468
Cash payments	(6,664)	(201)	(6,865)
Balance as of May 29, 2021	$742	$—	$742

    In addition to the restructuring costs shown above, the Company incurred impairment charges of $0.7 million in the thirty-nine weeks ended May 29, 2021 related to its operating lease right-of-use assets for leases in Toronto, Ontario and the Netherlands. Additionally, the Company terminated the lease in Toronto, Ontario, which resulted in a gain on lease termination of $0.2 million in the thirty-nine weeks ended May 29, 2021. There were no additional impairment charges during the thirteen weeks ended May 29, 2021. As a result, for the thirteen and thirty-nine weeks ended May 29, 2021, the Company incurred a total of $0.2 million and $4.0 million in restructuring and restructuring-related costs, respectively, which have been included within General and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Income.

    Since the restructuring activities were announced in May 2020, the Company has incurred aggregate restructuring and restructuring-related costs of $9.5 million. Overall, the Company expects to incur a total of approximately $9.9 million in restructuring and restructuring-related costs, which are to be paid throughout fiscal 2021 and the first quarter of fiscal 2022.

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

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the fiscal year ended August 29, 2020 (“Annual Report”) and our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Report. In addition to historical information, the following discussion contains forward-looking statements, including but not limited to, statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company’s expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified in Item 1A. “Risk Factors” of our Annual Report. The Company assumes no obligation to update any of these forward-looking statements.

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

    To that end, in November 2019, we completed the acquisition of Quest Nutrition, LLC (“Quest”), a healthy lifestyle food company, for a cash purchase price of approximately $1.0 billion (subject to customary adjustments) (the “Acquisition of Quest”). For more information, please see “Liquidity and Capital Resources—Acquisition of Quest.”

Effects of COVID-19

    In December 2019, a novel coronavirus disease, or COVID-19, was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provided a substantial stimulus and assistance package intended to address the effect of the COVID-19 pandemic, including tax relief and government loans, grants and investments. Additionally, various federal, state and local government-imposed movement restrictions and initiatives have been implemented to reduce the global transmission of COVID-19, including reduced or eliminated food services, the closure of retailing establishments, the promotion of social distancing and the adoption of remote working policies.

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

    Our consolidated results of operations for the thirteen and thirty-nine weeks ended May 29, 2021 continued to be affected by changes in consumer shopping and consumption behavior due to COVID-19. However, for the thirteen and thirty-nine weeks ended May 29, 2021, our business improved, driven by increasing consumer mobility and improving shopper traffic in brick and mortar retailers versus the prior year period that was pressured by COVID-19 movement restrictions. We believe there is a high correlation of consumer mobility to the consumption of our products. As shopper traffic within brick and mortar retailers improves, particularly in the mass and convenience store channels, our business, particularly bars, performs well. There is still uncertainty related to the duration of reduced consumer mobility and when shopping trips will fully return to pre-pandemic levels. While our Quest brand has outperformed its portion of the nutritious snacking segment, the performance of our Atkins brand, which is part of the weight management portion of the market, has improved at a slower rate. However, the Atkin’s performance for the thirteen weeks ended May 29, 2021 has improved sequentially, primarily due to increasing consumer mobility and improving shopper traffic in brick and mortar retailers.

    We remain uncertain of the ultimate effect COVID-19 could have on our business notwithstanding the distribution of several U.S. government approved vaccines and the easing of movement restrictions. This uncertainty stems from the potential for, among other things, (i) the possibility for mutations of COVID-19 to result in increased rates of reported cases for which currently approved vaccines are not effective, (ii) unexpected supply chain disruptions, (iii) changes to customer operations, (iv) reversal in recently improving consumer purchasing and consumption behavior, and (v) the closure of customer establishments.

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

    For the thirteen and thirty-nine weeks ended May 29, 2021, we incurred a total of $0.2 million and $4.0 million in restructuring and restructuring-related costs, respectively, which have been included within General and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Income. As of May 29, 2021, we have incurred aggregate restructuring and restructuring-related costs of $9.5 million since May 2020. Overall, we expect to incur a total of approximately $9.9 million in restructuring and restructuring-related costs, which are to be paid throughout fiscal 2021 and the first quarter of fiscal 2022. Refer to Note 14, Restructuring and Related Charges, of our Notes to Unaudited Condensed Consolidated Financial Statements in this Report for additional information regarding restructuring activities.

SimplyProtein Sale

    Effective September 24, 2020, we sold the assets exclusively related to our SimplyProtein® brand of products for approximately $8.8 million of consideration, including cash of $5.8 million and a note receivable for $3.0 million, to a newly formed entity led by the Company’s former Canadian-based management team who had been responsible for this brand prior to the sale transaction (the “SimplyProtein Sale”). In addition to purchasing these assets, the buyer assumed certain liabilities related to the SimplyProtein® brand’s business. There was no gain or loss recognized as a result of the SimplyProtein Sale. The transaction enables our management to focus its full time and our resources on our core Atkins® and Quest® branded businesses and other strategic initiatives.

Supply Chain Costs

    As we expect higher raw material and freight costs starting in the fiscal fourth quarter of 2021 and in fiscal year 2022, in June 2021 management notified our customers of our plans to institute a price increase effective in September 2021, the first month of our fiscal year 2022. Management believes the price increase will enable us to continue to invest in initiatives that drive growth.

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

    Operating expenses. Operating expenses consist primarily of selling and marketing, general and administrative, depreciation and amortization, and business transaction costs. The following is a brief description of the components of operating expenses:

•Selling and marketing. Selling and marketing expenses comprise broker commissions, customer marketing, media and other marketing costs.
•General and administrative. General and administrative expenses comprise expenses associated with corporate and administrative functions that support our business, including employee salaries, professional services, integration costs, restructuring costs, insurance and other general corporate expenses.
•Depreciation and amortization. Depreciation and amortization costs consist of costs associated with the depreciation of fixed assets and capitalized leasehold improvements and amortization of intangible assets.
•Business transaction costs. Business transaction costs comprise legal, due diligence, consulting and accounting firm expenses associated with the process of actively pursuing potential and completed business combinations, including the Acquisition of Quest.

Results of Operations

    Sales and earnings growth improved during the third quarter, driven by increasing consumer mobility compared to the prior year which experienced COVID-19 movement restrictions. As consumer foot traffic within brick and mortar retailers improved, particularly in the mass and convenience store channels, our business, particularly bars, did well. Strong sales growth, cost controls around general and administrative costs, and Acquisition of Quest synergies more than offset higher marketing and employee-related costs.

    In assessing the performance of our business, we consider a number of key performance indicators used by management and typically used by our competitors, including the non-GAAP measures EBITDA and Adjusted EBITDA. Because not all companies use identical calculations, the presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Comparison of Unaudited Results for the Thirteen Weeks Ended May 29, 2021 and the Thirteen Weeks Ended May 30, 2020

    The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	May 29, 2021	% of Sales	May 30, 2020	% of Sales
Net sales	$284,001	100.0%	$215,101	100.0%
Cost of goods sold	162,998	57.4%	126,475	58.8%
Gross profit	121,003	42.6%	88,626	41.2%

Operating expenses:
Selling and marketing	30,826	10.9%	24,510	11.4%
General and administrative	25,668	9.0%	28,713	13.3%
Depreciation and amortization	4,187	1.5%	4,248	2.0%
Business transaction costs	—	—%	47	—%
Total operating expenses	60,681	21.4%	57,518	26.7%

Income from operations	60,322	21.2%	31,108	14.5%

Other income (expense):
Interest income	1	—%	29	—%
Interest expense	(7,985)	(2.8)%	(8,324)	(3.9)%
(Loss) gain in fair value change of warrant liability	(35,833)	(12.6)%	31,703	14.7%
Gain on legal settlement	5,000	1.8%	—	—%
Loss on foreign currency transactions	(272)	(0.1)%	(418)	(0.2)%
Other income	70	—%	59	—%
Total other (expense) income	(39,019)	(13.7)%	23,049	10.7%

Income before income taxes	21,303	7.5%	54,157	25.2%
Income tax expense	15,408	5.4%	6,045	2.8%
Net income	$5,895	2.1%	$48,112	22.4%

Other financial data:
Adjusted EBITDA (1)	$67,459	23.8%	$43,363	20.2%
(1)    Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales of $284.0 million represented an increase of $68.9 million, or 32.0%, for the thirteen weeks ended May 29, 2021 compared to the thirteen weeks ended May 30, 2020. The increase was primarily driven by Quest brand net sales growth and solid e-commerce growth across both the Atkins brand and Quest brand. The increase was partially offset by a 0.9% decrease in net sales due to the SimplyProtein Sale and the restructuring-related business activities in Europe in fiscal year 2021. Additionally, net sales in the thirteen weeks ended May 29, 2021 were negatively affected by higher trade promotions.

    Cost of goods sold. Cost of goods sold increased $36.5 million, or 28.9%, for the thirteen weeks ended May 29, 2021 compared to the thirteen weeks ended May 30, 2020. The cost of goods sold increase was driven by sales volume growth.

    Gross profit. Gross profit increased $32.4 million, or 36.5%, for the thirteen weeks ended May 29, 2021 compared to the thirteen weeks ended May 30, 2020. Gross profit of $121.0 million, or 42.6% of net sales, for the thirteen weeks ended May 29, 2021 increased 140 basis points from 41.2% of net sales for the thirteen weeks ended May 30, 2020. The increase in gross profit margin was primarily the result of favorable product form and retail channel mix given higher shopper traffic in brick and mortar channels.

    Operating expenses. Operating expenses increased $3.2 million, or 5.5%, for the thirteen weeks ended May 29, 2021 compared to the thirteen weeks ended May 30, 2020 due to the following:

•Selling and marketing. Selling and marketing expenses increased $6.3 million, or 25.8%, for the thirteen weeks ended May 29, 2021 compared to the thirteen weeks ended May 30, 2020. The increase was primarily related to higher marketing spend that was reinstated following a decline in the prior year period due to the impact of COVID 19.

•General and administrative. General and administrative expenses decreased $3.0 million, or 10.6%, for the thirteen weeks ended May 29, 2021 compared to the thirteen weeks ended May 30, 2020. The decrease was primarily attributable to a $3.9 million reduction in costs related to the integration of Quest and a decrease in restructuring charges of $1.2 million in the thirteen weeks ended May 29, 2021. These decreases were partially offset by an increase in incentive compensation in the thirteen weeks ended May 29, 2021.

•Depreciation and amortization. Depreciation and amortization expenses remained approximately flat at $4.2 million for the thirteen weeks ended May 29, 2021 and May 30, 2020.

•Business transaction costs. Business transaction costs were nominal for the thirteen weeks ended May 30, 2020 and comprised expenses related to the Acquisition of Quest.

    Interest income. Interest income was nominal for each of the thirteen weeks ended May 29, 2021 and May 30, 2020.

    Interest expense. Interest expense decreased $0.3 million for the thirteen weeks ended May 29, 2021 compared to the thirteen weeks ended May 30, 2020, primarily due to principal payments reducing the outstanding balance of the Term Facility (as defined below) to $506.5 million as of May 29, 2021 from $635.5 million as of May 30, 2020, offset by accelerated deferred financing fee amortization.

(Loss) gain in fair value change of warrant liability. A non-cash loss of $35.8 million in fair value change of warrant liability was recorded for the thirteen weeks ended May 29, 2021 compared to a non-cash gain of $31.7 million for the thirteen weeks ended May 30, 2020. The increase in loss relates to changes in the valuation of warrant liabilities primarily driven by changes in stock price and volatility.

    Gain on legal settlement. The Company recorded a $5.0 million gain on a legal settlement during the thirteen weeks ended May 29, 2021.

    Loss on foreign currency transactions. A loss of $0.3 million in foreign currency transactions was recorded for the thirteen weeks ended May 29, 2021 compared to a foreign currency loss of $0.4 million for the thirteen weeks ended May 30, 2020. The change relates to changes in foreign currency rates related to international operations.

    Income tax expense. Income tax expense increased $9.4 million for the thirteen weeks ended May 29, 2021 compared to the thirteen weeks ended May 30, 2020. The increase in our income tax expense is primarily driven by higher income from operations, partially offset by permanent differences.

    Net income. Net income was $5.9 million for the thirteen weeks ended May 29, 2021, a decrease of $42.2 million compared to net income of $48.1 million for the thirteen weeks ended May 30, 2020. The decrease was primarily related to an increase in loss in fair value change of the warrant liability.

    Adjusted EBITDA. Adjusted EBITDA increased $24.1 million, or 55.6% for the thirteen weeks ended May 29, 2021 compared to the thirteen weeks ended May 30, 2020. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Comparison of Unaudited Results for the Thirty-Nine Weeks Ended May 29, 2021 and the Thirty-Nine Weeks Ended May 30, 2020

    The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 29, 2021	% of Sales	May 30, 2020	% of Sales
Net sales	$745,760	100.0%	$594,355	100.0%
Cost of goods sold	440,451	59.1%	358,129	60.3%
Gross profit	305,309	40.9%	236,226	39.7%

Operating expenses:
Selling and marketing	82,171	11.0%	69,985	11.8%
General and administrative	77,645	10.4%	74,961	12.6%
Depreciation and amortization	12,643	1.7%	10,988	1.8%
Business transaction costs	—	—%	26,900	4.5%
Total operating expenses	172,459	23.1%	182,834	30.8%

Income from operations	132,850	17.8%	53,392	9.0%

Other income (expense):
Interest income	4	—%	1,493	0.3%
Interest expense	(24,352)	(3.3)%	(23,882)	(4.0)%
(Loss) gain in fair value change of warrant liability	(60,714)	(8.1)%	82,655	13.9%
Gain on legal settlement	5,000	0.7%	—	—%
Gain (loss) on foreign currency transactions	712	0.1%	(596)	(0.1)%
Other income	229	—%	104	—%
Total other (expense) income	(79,121)	(10.6)%	59,774	10.1%

Income before income taxes	53,729	7.2%	113,166	19.0%
Income tax expense	31,095	4.2%	8,238	1.4%
Net income	$22,634	3.0%	$104,928	17.7%

Other financial data:
Adjusted EBITDA (1)	$158,800	21.3%	$116,889	19.7%
(1)    Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales of $745.8 million represented an increase of $151.4 million, or 25.5%, for the thirty-nine weeks ended May 29, 2021 compared to the thirty-nine weeks ended May 30, 2020. The increase was primarily attributable to the Quest brand, which increased net sales by 22.8%, due to Quest’s partial inclusion in our results of operations in fiscal year 2020 as compared to fiscal year 2021 as well as post-acquisition Quest brand sales volume growth. These increases in net sales were partially offset by decreased sales volume of approximately 1.2% related to the SimplyProtein Sale and the restructuring-related business activities in Europe in fiscal year 2021.

    Cost of goods sold. Cost of goods sold increased $82.3 million, or 23.0%, for the thirty-nine weeks ended May 29, 2021 compared to the thirty-nine weeks ended May 30, 2020. The cost of goods sold increase was driven by sales volume growth primarily attributable to the Quest brand as discussed above, which was partially offset by the effect of the $7.5 million non-cash inventory step-up related to the Acquisition of Quest recorded in fiscal year 2020.

    Gross profit. Gross profit increased $69.1 million, or 29.2%, for the thirty-nine weeks ended May 29, 2021 compared to the thirty-nine weeks ended May 30, 2020. Gross profit of $305.3 million, or 40.9% of net sales, for the thirty-nine weeks ended May 29, 2021 increased 120 basis points from 39.7% of net sales for the thirty-nine weeks ended May 30, 2020. The increase in gross margin was primarily the result of the $7.5 million non-cash inventory step-up related to the Acquisition of Quest in fiscal year 2020.

    Operating expenses. Operating expenses decreased $10.4 million, or 5.7%, for the thirty-nine weeks ended May 29, 2021 compared to the thirty-nine weeks ended May 30, 2020 due to the following:

•Selling and marketing. Selling and marketing expenses increased $12.2 million, or 17.4%, for the thirty-nine weeks ended May 29, 2021 compared to the thirty-nine weeks ended May 30, 2020. The increase was primarily related to Quest’s partial inclusion in our results of operations in fiscal year 2020 as compared to fiscal year 2021, which was partially offset by decreased selling and marketing expenses related to the SimplyProtein Sale and the restructuring-related business activities in Europe.

•General and administrative. General and administrative expenses increased $2.7 million, or 3.6%, for the thirty-nine weeks ended May 29, 2021 compared to the thirty-nine weeks ended May 30, 2020. The increase was primarily attributable to Quest’s partial inclusion in our results of operations in fiscal year 2020 as compared to fiscal year 2021 as well as restructuring charges of $4.0 million in fiscal year 2021. These increases were partially offset by the reductions in costs related to the integration of Quest and stock-based compensation.

•Depreciation and amortization. Depreciation and amortization expenses increased $1.7 million, or 15.1%, for the thirty-nine weeks ended May 29, 2021 compared to the thirty-nine weeks ended May 30, 2020. The increase was primarily due to the partial inclusion of amortization expense related to intangible assets recognized as part of the Acquisition of Quest in fiscal year 2020 as compared to fiscal year 2021.

•Business transaction costs. Business transaction costs were $26.9 million for the thirty-nine weeks ended May 30, 2020 and comprised expenses related to the Acquisition of Quest.

    Interest income. Interest income decreased $1.5 million for the thirty-nine weeks ended May 29, 2021 compared to the thirty-nine weeks ended May 30, 2020, primarily due to $195.3 million of cash on hand being utilized for the Acquisition of Quest in the first quarter of fiscal year 2020 and lower market rates.

    Interest expense. Interest expense increased $0.5 million for the thirty-nine weeks ended May 29, 2021 compared to the thirty-nine weeks ended May 30, 2020, primarily due to the funding of the Term Facility in the amount of $460.0 million to partially finance the Acquisition of Quest in the first quarter of fiscal 2020.

(Loss) gain in fair value change of warrant liability. A non-cash loss of $60.7 million in fair value change of warrant liability was recorded for the thirty-nine weeks ended May 29, 2021 compared to a non-cash gain of $82.7 million for the thirty-nine weeks ended May 30, 2020. The loss relates to changes in the valuation of warrant liabilities, primarily driven by changes in stock price and volatility.

    Gain on legal settlement. The Company recorded a $5.0 million gain on a legal settlement during the thirty-nine weeks ended May 29, 2021.

    Gain (loss) on foreign currency transactions. A gain of $0.7 million in foreign currency transactions was recorded for the thirty-nine weeks ended May 29, 2021 compared to a foreign currency loss of $0.6 million for the thirty-nine weeks ended May 30, 2020. The change relates to changes in foreign currency rates related to international operations.

    Income tax expense. Income tax expense increased $22.9 million for the thirty-nine weeks ended May 29, 2021 compared to the thirty-nine weeks ended May 30, 2020. The increase in our income tax expense is primarily driven by higher income from operations, partially offset by permanent differences.

    Net income. Net income was $22.6 million for the thirty-nine weeks ended May 29, 2021 a decrease of $82.3 million compared to net income of $104.9 million for the thirty-nine weeks ended May 30, 2020. The decrease was primarily related to an increase in loss in fair value change of the warrant liability.

    Adjusted EBITDA. Adjusted EBITDA increased $41.9 million, or 35.9% for the thirty-nine weeks ended May 29, 2021 compared to the thirty-nine weeks ended May 30, 2020, driven primarily by the Acquisition of Quest. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Reconciliation of EBITDA and Adjusted EBITDA

    EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed as alternatives to net income as an indicator of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines EBITDA as net income or loss before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude the following items: business transaction costs, stock-based compensation expense, inventory step-up, integration costs, restructuring costs, non-core legal costs, gain or loss in fair value change of warrant liability, gain or loss due to legal settlements, and other non-core expenses. The Company believes that EBITDA and Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors. Management of the Company uses EBITDA and Adjusted EBITDA to supplement net income because these measures reflect operating results of the on-going operations, eliminate items that are not directly attributable to the Company’s underlying operating performance, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics the Company’s management uses in its financial and operational decision making. The Company also believes that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

    The following unaudited tables below provide a reconciliation of EBITDA and Adjusted EBITDA to their most directly comparable GAAP measure, which is net income, for the thirteen and thirty-nine weeks ended May 29, 2021 and May 30, 2020:

(In thousands)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Net income	$5,895	$48,112	$22,634	$104,928
Interest income	(1)	(29)	(4)	(1,493)
Interest expense	7,985	8,324	24,352	23,882
Income tax expense	15,408	6,045	31,095	8,238
Depreciation and amortization	4,487	4,488	13,508	11,607
EBITDA	33,774	66,940	91,585	147,162
Business transaction costs	—	47	—	26,900
Stock-based compensation expense	2,172	2,150	5,766	5,945
Inventory step-up	—	—	—	7,522
Integration of Quest	244	4,094	2,458	9,435
Restructuring	206	1,386	3,992	1,386
Non-core legal costs	—	48	—	603
Loss (gain) in fair value change of warrant liability	35,833	(31,703)	60,714	(82,655)
Gain on legal settlement	(5,000)	—	(5,000)	—
Other (1)	230	401	(715)	591
Adjusted EBITDA	$67,459	$43,363	$158,800	$116,889
(1)    Other items consist principally of exchange impact of foreign currency transactions and other expenses.

Liquidity and Capital Resources

Overview

    We have historically funded our operations with cash flow from operations and, when needed, with borrowings under our credit facilities. Our principal uses of cash have been debt service, working capital and the Acquisition of Quest.

    We had $90.2 million in cash and cash equivalents as of May 29, 2021. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

Debt and Credit Facilities

    On July 7, 2017, we entered into a credit agreement with Barclays Bank PLC and other parties (as amended to date, the “Credit Agreement”). The Credit Agreement provides for (i) a term facility of $200.0 million (“Term Facility”) with a seven-year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five-year maturity. Substantially concurrent with the consummation of the Acquisition of Atkins, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate”, (b) the federal funds effective rate plus 0.50% or (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements, plus (x) 4.00% margin for the Term Loan subject to a floor of 1.00% or (y) 3.00% margin for the Revolving Credit Facility. As security for the payment or performance of its debt, we have pledged certain equity interests in its subsidiaries.

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

    The Applicable Rate per annum applicable to the loans under the Credit Agreement Amendment is, with respect to any Initial Term Loan that is an ABR Loan (as defined in the Credit Agreement), 2.75% per annum, and with respect to any Initial Term Loan that is a Eurodollar Loan, 3.75% per annum. The incremental term loans will mature on the maturity date applicable to the Initial Term Loans, which is July 7, 2024.

    The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.25:1.00 (with a reduction to 6.00:1.00 on and after the third anniversary of the closing date of the Credit Agreement) contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all financial covenants as of May 29, 2021 and August 29, 2020, respectively.

    At May 29, 2021, the outstanding balance of the Term Facility was $506.5 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended May 29, 2021. The outstanding balance of the Term Facility is due upon its maturity in July 2024. As of May 29, 2021, there were no amounts drawn against the Revolving Credit Facility.

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

Acquisition of Quest

    On August 21, 2019, our wholly-owned subsidiary Simply Good Foods USA, Inc., formerly known as Atkins Nutritionals, Inc. (“Simply Good USA”) entered into a Stock and Unit Purchase Agreement with VMG Voyage Holdings, LLC, VMG Tax-Exempt II, L.P., Voyage Employee Holdings, LLC, and other sellers, as defined in the Purchase Agreement, to acquire Quest, a healthy lifestyle food company. On November 7, 2019, pursuant to the Purchase Agreement, Simply Good USA completed the Acquisition of Quest, for a cash purchase price of approximately $1.0 billion, subject to customary post-closing adjustments.

    The Acquisition of Quest was funded through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from an underwritten public offering of common stock, and $443.6 million in new term loan debt. In the third fiscal quarter of 2020, we received a post-closing release from escrow of approximately $2.1 million related to net working capital adjustments, resulting in a total net consideration paid of $986.8 million. For the thirteen and thirty-nine weeks ended May 30, 2020, we incurred no business transaction costs and $26.9 million of business transaction costs, respectively.

Private Warrants to Purchase Common Stock

    The Company’s private placement warrants to purchase 6,700,000 shares of the common stock remain outstanding, are held by Conyers Park Sponsor, LLC, a related party, and remain liability-classified. If all Private Warrants are exercised at the $11.50 exercise price per warrant, our cash would increase by $77.1 million.

Cash Flows

    The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Thirty-Nine Weeks Ended
	May 29, 2021	May 30, 2020
Net cash provided by operating activities	$91,488	$24,100
Net cash provided by (used in) investing activities	$2,454	$(984,306)
Net cash (used in) provided by financing activities	$(99,889)	$805,586

    Operating activities. Our net cash provided by operating activities increased $67.4 million to $91.5 million for the thirty-nine weeks ended May 29, 2021 compared to cash provided by operating activities of $24.1 million for the thirty-nine weeks ended May 30, 2020. The increase in cash provided by operating activities was primarily attributable to higher operating income driven by (i) the Quest® brand sales volume growth, which increased net sales by 22.8% due to Quest’s partial inclusion in our results of operations in fiscal year 2020 as compared to fiscal year 2021, as well as post-acquisition Quest brand sales volume growth and (ii) significant reductions in cash outlays and changes in working capital related to the first quarter 2020 Acquisition of Quest, including decreases in business transaction costs of $26.9 million and integration costs of $7.0 million. These increases were partially offset by $6.9 million of cash payments made for restructuring-related costs, predominately composed of termination benefits and severance payments, during the thirty-nine weeks ended May 29, 2021. Additionally, cash paid for taxes increased $10.6 million for the thirty-nine weeks ended May 29, 2021 compared to the thirty-nine weeks ended May 30, 2020.

    Investing activities. Our net cash provided by investing activities was $2.5 million for the thirty-nine weeks ended May 29, 2021, which was primarily related to the $5.8 million of cash proceeds received from the SimplyProtein Sale, partially offset by purchases of property and equipment of $3.2 million. The net cash used in investing activities of $984.3 million for the thirty-nine weeks ended May 30, 2020 was primarily related to the cash paid for the Acquisition of Quest, net of cash acquired, of $982.1 million.

    Financing activities. Our net cash used in financing activities was $99.9 million for the thirty-nine weeks ended May 29, 2021 compared to net cash provided by financing activities of $805.6 million for the thirty-nine weeks ended May 30, 2020. Net cash used in financing activities for the thirty-nine weeks ended May 29, 2021 primarily consisted of $100.0 million in principal payments on the Term Facility. For the thirty-nine weeks ended May 30, 2020, net cash provided by financing activities included gross proceeds of $352.5 million from the Offering partially offset by issuance costs of $3.3 million, proceeds of $460.0 million from the Term Facility borrowing related to the Incremental Facility Amendment partially offset by issuance costs of $8.2 million, and a $21.0 million principal payment on the Term Facility.

Contractual Obligations

    Our contractual obligations are related to our Credit Agreement and our finance and operating leases. There have been no material changes to our contractual obligations from our Annual Report.

Off-Balance Sheet Arrangements

    As of May 29, 2021, we had no material off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, income or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

    There were no material changes in our market risk exposure during the thirteen week period ended May 29, 2021. As the Company expects higher raw material and freight costs starting in the fiscal fourth quarter of 2021 and in fiscal year 2022, in June 2021 the Company’s management notified the Company’s customers of its plans to institute a price increase effective in September 2021, the first month of the Company’s fiscal year 2022. As a result, the Company is assessing available alternatives to mitigate potential input cost inflation for fiscal year 2022. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K.

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 29, 2021, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal controls over financial reporting during the quarter ended May 29, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Item 1A. Risk Factors

    Readers should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Amendment No. 1 to Form 10-K (“Form 10-K/A”), which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in the risk factors included in our Form 10-K/A. The risks described in our Form 10-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition or future results.

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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	July 8, 2021	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)