Form 10-K
period 2021-08-28
Simply Good Foods Co
filed 2021-10-26
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 28, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 26, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter was approximately $2.5 billion based on the closing price of $29.17 for one share of common stock, as reported on the Nasdaq Capital Market on that date.

As of October 20, 2021, there were 95,834,960 shares of common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant’s definitive proxy statement, in connection with its 2022 annual meeting of stockholders, to be filed within 120 days after the end of fiscal year ended August 28, 2021, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

The Simply Good Foods Company and Subsidiaries

Cautionary Note Regarding Forward Looking Statements

    This Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. We caution you that these forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. You should not place undue reliance on forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These forward-looking statements include, among other things, statements regarding the effect of the novel coronavirus (“COVID-19”) on our business, financial condition and results of operations, our ability to continue to operate at a profit, the sufficiency of our sources of liquidity and capital, our ability to maintain current operation levels, our ability to maintain and gain market acceptance for our products or new products, our ability to capitalize on attractive opportunities, our ability to respond to competition and changes in the economy including changes regarding increasing ingredient and packaging costs and labor challenges at our contract manufacturers and third party logistics providers, the amounts of or changes with respect to certain anticipated restructuring, raw materials and other costs, difficulties and delays in achieving the synergies and cost savings in connection with acquisitions, changes in the business environment in which we operate including general financial, economic, capital market, regulatory and political conditions affecting us and the industry in which we operate, changes in consumer preferences and purchasing habits, our ability to maintain adequate product inventory levels to timely supply customer orders, changes in taxes, tariffs, duties, governmental laws and regulations, the availability of or competition for other brands, assets or other opportunities for investment by us or to expand our business, competitive product and pricing activity, difficulties of managing growth profitably, the loss of one or more members of our management team, potential for increased costs and harm to our business resulting from unauthorized access of the information technology systems we use in our business, expansion of our wellness platform and other risks and uncertainties indicated in this Report, including those set forth under “Risk Factors” in this Report. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including in this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and those contained in subsequent reports we will file with the SEC. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

Explanatory Note

    The Simply Good Foods Company (“Simply Good Foods”) was formed on March 30, 2017, to consummate a business combination (the “Business Combination”) between Conyers Park Acquisition Corp. (“Conyers Park”) and NCP-ATK Holdings, Inc. (“Atkins”), which occurred on July 7, 2017. As a result, Simply Good Foods owns all of the equity in Atkins.

    Conyers Park, a special purpose acquisition company, was formed in 2016 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Simply Good Foods is listed on the Nasdaq Capital Market under the symbol “SMPL.”

    As part of Simply Good Foods’ strategy to become an industry leading snacking platform, in November 2019, it acquired Quest Nutrition, LLC. This transaction is referred to as the “Quest Acquisition.”

    Effective September 24, 2020, Simply Good Foods sold the assets exclusively related to its SimplyProtein® brand of products to a newly formed entity led by the former Canadian-based management team who had been responsible for this brand prior to the sale transaction (the “SimplyProtein Sale”). In addition to purchasing these assets, the buyer assumed certain liabilities related to the SimplyProtein® brand’s business. The transaction enables our management to focus its full time and our resources on our core Atkins® and Quest® branded businesses and other strategic initiatives.

    Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer, for periods prior to the completion of the Business Combination, to Atkins and its subsidiaries, and, for periods upon or after the completion of the Business Combination, to The Simply Good Foods Company and its subsidiaries. In context, “Atkins” may also refer to the Atkins® brand.

Summary of Risk Factors

    An investment in our securities involves a high degree of risk. You should carefully consider the risks described in Item 1A “Risk Factors” of this Report, which are summarized below, before making an investment decision. Our business, prospects, financial condition or operating results could be harmed by any of these risks, and other risks not currently known to us or that we currently consider immaterial. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to our Business

•Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), may disrupt our business, including, among other things, consumption and trade patterns, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.
•We may not be able to compete successfully in the highly competitive nutritional snacking industry.
•If we fail to implement our growth strategies successfully or maintain or increase prices, our ability to increase our revenue and operating profits could be materially and adversely affected.
•If we do not continually enhance our brand recognition, increase distribution of our products, grow and maintain shelf space, attract new consumers to our brands and introduce new and innovative products, either on a timely basis or at all, our business may suffer.
•Changes in consumer preferences, perceptions and discretionary spending may negatively affect our brand loyalty and net sales, and materially and adversely affect our business, financial condition and results of operations.
•If the perception of our brands or organizational reputation are damaged, including as a result of negative information on social media, our consumers, distributors and retailers may react negatively, which could materially and adversely affect our business, financial condition and results of operations.
•We must expend resources to maintain consumer awareness of our brands, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve, and our programs may or may not be successful.
•If we cannot maintain or increase prices, our margins may decrease.
•Our geographic focus makes us particularly vulnerable to economic and other events and trends in North America.

Risks Related to our Operating Model

•Ingredient and packaging costs are volatile and may rise significantly, which may negatively affect the profitability of our business.
•We rely on sales to a limited number of retailers for a substantial portion of our net sales and we maintain “at will” contracts with these retailers, which do not require recurring or minimum purchase amounts of our products.
•Losses in, disruption of and lack of efficiency in our fulfillment network could materially and adversely affect our business, financial condition and results of operations.
•Shortages or interruptions in the supply or delivery of our core ingredients, packaging and products could materially and adversely affect our operating results as we rely on a limited number of third-party suppliers to supply our core ingredients and a limited number of contract manufacturers to manufacture our products.
•Severe weather conditions and natural disasters can affect crop supplies, manufacturing facilities and distribution activities, and negatively affect the operating results of our business.
•We intend to grow through acquisitions or joint ventures, and we may not successfully integrate, operate or realize the anticipated benefits of such business combinations.
•Our insurance may not provide adequate levels of coverage against claims.
•Loss of our key executive officers or other personnel, or an inability to attract and retain such management and other personnel, could negatively affect our business.
•We may not be able to adequately protect our material intellectual property and other proprietary rights.
•Any inadequacy, failure or interruption of our information technology systems may harm our ability to effectively operate our business, and our business is subject to online security risks, including security breaches and identity theft.

Regulatory Risks and Litigation Risks

•All of our products must comply with regulations of the FDA and state and local regulations. Any non-compliance with the FDA or other applicable regulations could harm our business.
•Our advertising is regulated for accuracy, and if our advertising is determined to be false or misleading, we may face fines or sanctions.
•Changes in the legal and regulatory environment could limit our business activities, increase our operating costs, reduce demand for our products or result in litigation.
•Litigation or legal proceedings could expose us to significant liabilities and have a negative effect on our reputation.

Risks Related to our Capital Structure

•Our indebtedness could materially and adversely affect our financial condition and ability to operate our company, and we may incur additional debt.
•Changes in interest rates may adversely affect our earnings and/or cash flows.
•We may need additional capital in the future, and it may not be available on acceptable terms or at all.
•We have incurred and will continue to incur significantly increased costs because of operating as a public company.
•If we cannot implement appropriate systems, procedures and controls, we may not be able to successfully offer our products, grow our business, account for transactions in an appropriate and timely manner and accurately report our financial results in a timely manner or prevent fraud.
•The recent restatement of certain of our financial statements subjected us to increased costs and additional risks.
•Our only significant asset is ownership of 100% of Atkins Intermediate Holdings, LLC which could limit our ability to pay any dividends on our common stock or satisfy our other financial obligations.

Risks Related to our Common Stock

•We do not expect to declare any dividends in the foreseeable future.
•Our amended and restated certificate of incorporation contains anti-takeover provisions which could impair a takeover attempt.
•Our common stock price may be affected by the value of our private placement warrants and future sales or other dilution.

Other Risks

•We experience risks associated with our international operations and exposure to the worldwide economy.
•Our amended and restated certificate of incorporation excludes certain of our Board members from the doctrine of “corporate opportunity.”

PART I

Item 1. Business.

Overview

    The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. The product portfolio we develop, market and sell consists primarily of protein bars, ready-to-drink (“RTD”) shakes, sweet and salty snacks and confectionery products marketed under the Atkins®, Atkins Endulge®, and Quest® brand names. Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities in the nutritional snacking space.

    The Company’s nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies and health-and-wellness trends: Atkins® for those following a low-carb lifestyle and Quest® for consumers seeking a variety of protein-rich foods and beverages that also limit sugars and simple carbs. We distribute our products in major retail channels, primarily in North America, including grocery, club, and mass merchandise, as well as through e-commerce, convenience, specialty, and other channels. Our portfolio of nutritious snacking brands gives us a strong platform with which to introduce new products, expand distribution, and attract new consumers to our products.

    We believe snacking occasions have been on the rise in recent years as consumers desire more convenient, healthy and delicious foods, snacks, and meal replacements. We believe our emphasis on product formats such as our protein bars, cookies, chips, and RTD shakes positions us to fill important needs for consumers. We believe a number of existing and emerging consumer trends within the U.S. food and beverage industry will continue to both drive the growth of the nutritional snacking category and increase the demand for our product offerings. Some of these trends include increased consumption of smaller, more frequent meals throughout the day, consumers’ strong preference for convenient, “better-for-you” snacks, consumers’ greater focus on health and wellness, and consumers’ movement toward limiting carbohydrate and sugar consumption, as well as the trend of consumers seeking to add convenient sources of protein and fiber to their diets.

    With our Atkins brand, we strive to offer a compelling line of protein bars, RTD shakes, cookies, and confections, and with our Quest brand, we strive to offer an attractive line up of protein bars, cookies, pizza, protein chips, RTD shakes, and confections, which target these existing and emerging consumer trends. Our sales, marketing, and research and development capabilities enable us to distribute products to a national customer base across a spectrum of retail channels, including the mass merchandise, grocery, and drug channels, club stores, e-commerce, and small format retail such as convenience stores and gas stations.

    Simply Good Foods was formed in Delaware on March 30, 2017, to consummate the Business Combination, which occurred on July 7, 2017. As part of our strategy to become an industry leading snacking platform, in November 2019, we acquired Quest Nutrition, LLC. We refer to this transaction as the “Quest Acquisition.”

    In addition to pursuing attractive run-rate cost synergies over time by leveraging efficiencies of scale with our legacy Atkins business, we completed the Quest Acquisition to realize several other potential benefits. Quest’s products compete in many attractive, fast growing sub-segments within the nutritional snacking category and we expect Quest’s research and development insights and capabilities to benefit our broader business. Quest also has an extremely loyal following and strong appeal among consumers ages 18-35, which complements Atkins’ strength among consumers ages 35+. The Quest Acquisition allows us to benefit from Quest’s existing relationships and effectiveness within certain channels of trade, such as e-commerce and the small format channel, and leverage Quest’s social media-based marketing capabilities. We have benefited from utilizing certain of Quest’s systems, such as its enterprise resource planning platform, and associated reporting tools.

    Our principal executive offices are located at 1225 17th Street, Suite 1000, Denver, Colorado, 80202. Our telephone number is (303) 633-2840. We maintain a web site at www.thesimplygoodfoodscompany.com.

Effects of COVID-19

    Our consolidated results of operations for the fiscal year ended August 28, 2021 continued to be affected by the significant changes in consumer shopping and consumption behavior patterns due to COVID-19 which had begun during our third quarter in fiscal 2020. Our business did improve during the course of fiscal year 2021, driven by increasing consumer mobility and improving shopper traffic in brick and mortar retailers versus the prior periods that were pressured by COVID-19 movement restrictions. We believe there is a high correlation of consumer mobility to the consumption of our products. As shopper traffic within brick and mortar retailers improves, particularly in the mass and convenience store channels, and as consumers spend more time away from home, our business, particularly bars, performs well. There is still uncertainty related to the sustainability of improving consumer mobility and shopping trips observed in the second half of fiscal year 2021. While our Quest brand has outperformed its portion of the nutritious snacking segment, the performance of our Atkins brand, which is part of the weight management portion of the market, has improved at a slower rate. However, the Atkins brand performance for the fifty-two weeks ended August 28, 2021 has improved during the course of fiscal year 2021, primarily due to increasing consumer mobility and improving shopper traffic in brick and mortar retailers. During fiscal year 2022, we expect our business performance will continue to be correlated primarily to the level of consumer mobility, which includes the rate at which consumers return to working outside the home.

    Beginning in the third quarter of 2020, we actively engaged with the various elements of our value chain, including our retail customers, contract manufacturers, and logistics and transportation providers, to meet demand for our products and to remain informed of any challenges within our value chain. In the fourth quarter of 2020 and continuing into fiscal year 2021, consumer consumption habits became steadier, however inventory levels remain variable. Based on information available to us as of the date of this Report, we believe we will be able to deliver our products to meet customer orders on a timely basis, and therefore, we expect our products will continue to be available for purchase to meet consumer meal replacement and snacking needs for the foreseeable future. We continue to monitor customer and consumer demand along with our logistics capabilities to deliver products to our retail customers on a timely and consistent basis, and intend to adapt our plans as needed to continue to drive our business and meet our obligations during the continuing and evolving COVID-19 situation.

    We remain uncertain of the ultimate effect COVID-19 could have on our business notwithstanding the distribution of several U.S. government approved vaccines and the easing of movement restrictions. This uncertainty stems from the potential for, among other things, (i) the presence of current mutations of COVID-19 which have resulted in increased rates of reported cases for which currently approved vaccines are not as effective along with the possibility of future mutations occurring for which current approved vaccines are less effective, (ii) unexpected supply chain disruptions, including disruptions resulting from labor shortages or other human capital challenges, (iii) changes to customer operations, (iv) a reversal in recently improving consumer purchasing and consumption behavior, and (v) the closure of customer establishments.

Our Strengths

    Powerful brands with strong consumer awareness and loyalty. We are a leader in the fast growing nutritional snacking category, and both the Atkins and Quest brands are leading brands with scale in protein bars, confections, and cookies for both brands, RTD shakes for the Atkins brand, and chips and pizza for the Quest brand. Our highly focused snacking portfolio provides us with a leading position within retailers’ nutrition and wellness aisles, resulting in meaningful shelf space. Our brands are able to appeal to both consumers interested in an active lifestyle who are seeking protein-rich, low-carb snacking options as well as weight management program consumers, which makes our brands highly attractive and strategic for a diverse set of retailers across various distribution channels.

    Aligned with consumer mega trends. Increasing global concern about growing rates of obesity and weight-related diseases and other health issues has resulted in increased scientific, media and consumer focus on nutrition. Over 100 independent, peer reviewed, clinical studies show the benefits of controlling carbohydrates. Management believes that this focus is prompting consumers to rebalance their nutritional breakdown away from carbohydrates. In fact, 73% of consumers are seeking to lower their carbohydrate intake according to Health Focus International. Our brand attributes, “low-carb,” “low-sugar” and “protein-rich” nutrition, are well aligned with consumer mega trends. In addition, we believe consumers’ eating habits are gradually shifting towards increased convenience, snacking and meal replacement. We also believe our portfolio of convenient and nutritious products and our ongoing effort to meet consumer demands for “cleaner labels,” which we define as products made with fewer, simpler and more recognizable ingredients, are strategically aligned with these trends.

    Scalable snacking and food platform. We have been able to grow our product offerings for both of our nutritious snacking brands through our line extensions and through acquisitions. Our in-house product development experience, combined with our outsourced manufacturing model, allow us to bring new products to market quickly. We pride ourselves on knowing our consumers and mining insights that lead to new products and ideas. We believe we can leverage our strong relationships with our retail customers and distributors, a strong brand building track record, and category management expertise to help new products, brands and brand extensions gain distribution and consumer recognition, allowing us to continue to successfully expand our snacking platform.

    Asset-light business with strong cash generation. We retain core in-house capabilities including sales, marketing, brand management, customer relationships, product development, and supply-chain expertise, while collaborating with a diversified pool of contract manufacturers and distributors to execute manufacturing and distribution. Outsourcing these competencies allows us to focus our efforts on innovation, marketing, and sales to meet consumer demands. Our lean infrastructure allows for significant flexibility, speed-to-market, and minimal capital investment, which translates into relatively consistent and robust free cash flow generation over time, driven by strong gross margins.

    Experienced leadership team. Simply Good Foods has an experienced team of industry veterans with extensive experience across multiple branded consumer products, food and nutrition categories. For example, our President and Chief Executive Officer, Joseph

Scalzo, has significant experience operating packaged goods businesses, having served in various leadership roles at Dean Foods, WhiteWave Foods, The Gillette Company, The Coca-Cola Company, and The Procter & Gamble Company. Our management team’s extensive experience is complemented by the significant industry expertise of our directors James Kilts, the former Chief Executive Officer of The Gillette Company and Nabisco, and former President of Kraft USA and Oscar Mayer, and David West, the former Chief Executive Officer of Big Heart Pet Brands and The Hershey Company. Our management team’s deep expertise and proven record of accomplishment in managing brands and operating packaged food businesses is a key driver of our success and positions Simply Good Foods as an attractive vehicle for future long-term growth within the nutritional snacking space.

Our Strategies

    Leverage platform to expand in attractive food and snacking categories. Management believes the fragmented snacking category presents an opportunity for consolidation and the opportunity to build, through disciplined acquisitions, a leading platform in the nutritional snacking space. As a leader in nutritious snacking, we believe we have the unique capability to leverage our operating platform, product innovation expertise and customer relationships to expand beyond the Atkins and Quest brands. In addition, we believe the nutritious snacking category will continue to grow given its relatively low household penetration and favorable consumer trends of snacking, health and wellness, convenience, and on-the-go consumption. Our experienced management team has deep expertise in brand building that we believe will help us to expand the business into additional brands and products in the snacking segment. Over time, we expect to continue seeking to identify and evaluate acquisition opportunities to complement our platform, and we see significant opportunity for growth and synergies in complementary adjacent snacking categories such as the “better-for-you” eating space.

    Innovate and expand the portfolio of product offerings to meet consumer demand for higher protein products and new product forms. We intend to continue to enhance, strengthen and expand our product offerings with new and innovative flavors and forms and packaging alternatives, all while maintaining a commitment to delivering products that meet our nutritional profile and provide the convenience that consumers crave. Our in-house research and development laboratories allow us to develop new products internally and bring them to market quickly through our contract manufacturing network without diverging from high standards of taste, nutritional content, quality, and safety. Additionally, we intend to satisfy developing and changing consumer preferences through the pursuit of merger and acquisition transactions.

    Expand distribution in white space opportunities. In the fifty-two weeks ended August 28, 2021, approximately 76% of Atkins’ gross sales in the U.S. and approximately 53% of Quest’s gross sales in the U.S. were through the mass retailer and grocery distribution channels. Our management believes there is opportunity for the brands to further penetrate those channels as well as other distribution channels such as convenience and club stores. In addition, while shoppers have increased e-commerce purchases generally, approximately 9% of Atkins’ gross sales for the fifty-two weeks ended August 28, 2021 were through its e-commerce channel as compared to approximately 24% of Quest’s gross sales for the same period were through its e-commerce channel. We intend to leverage our brand recognition to develop further the distribution channels through which we reach consumers, including through the continued expansion of the e-commerce channel.

    Continue our marketing efforts to increase household penetration. We intend to expand our marketing efforts to bring first-time buyers into the Atkins and Quest brand franchises. Consumers who have tried our Atkins and Quest products have a relatively high repeat buying rate and long-term buying behavior, as evidenced by servings per buyer, per year. For our Atkins brand, our historic consumer base has been people interested in weight loss, and for the Quest brand it has been individuals pursuing a performance-based active and athletic lifestyle.

    For both the Atkins and the Quest brands, we have an active and growing digital and social presence, using a comprehensive approach of search, banner, and search engine optimization efforts. We are a leader in social media, with a top-tier presence on Facebook, Instagram, Pinterest, Twitter and YouTube. We also have a growing network of social influencers, who promote our products in their targeted social media posts. We believe that social media is a cost-effective way of continuing to attract and retain our consumers. We believe that our ongoing efforts to educate consumers about the benefits of a lower carbohydrate lifestyle will further reinforce our brands. For our Atkins brand, we use targeted broadcast and streaming television and print ads with a celebrity-based campaign that attempts to motivate potential programmatic weight loss consumers to try the Atkins approach to healthier eating and weight loss as these Atkins consumers are our most loyal, profitable and frequent purchasers. For our Quest brand, we have recently launched a national, targeted broadcast ad campaign, and continue to leverage targeted streaming television ads and an extensive network of social media influencers who prompt our Quest brand products through their online posts to motivate new buyers and new product introductions.

    Further develop our brand marketing strategies to reach consumers beyond our core historic buyers. We intend to continue to make focused changes to our approach to consumer outreach to attract consumers beyond our historic core buyers. For the Atkins brand, we intend to continue our marketing efforts to attract self-directed low-carbohydrate eaters (those individuals not on a program diet) who buy and consume our Atkins products. For our Quest brand, we intend to continue our marketing efforts to reach consumers who are seeking products that are aligned with their choice to pursue a healthy and active lifestyle. We also note the Atkins brand has approximately 93% aided brand awareness with U.S. consumers and the Quest brand has approximately 77% aided brand awareness with U.S. consumers.

Our Vision and Mission

    Our vision is to lead the nutritional snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. Our mission is to empower healthy lives through smart and satisfying nutrition.

Our Products

Core Atkins Products

    Our core Atkins brand products consist of protein bars, RTD shakes, cookies and confections.

    Protein Bars. To keep on-the-go consumers energized and fueled, our Atkins bars offer a convenient and effective solution, providing consumers with protein, fiber and a delicious taste. Atkins offers two main types of bars: Atkins Meal Bars and Atkins Snack Bars. Atkins Meal Bars contain 13 to 17 grams of protein and are available in more than 10 different flavors. Atkins Snack Bars contain 7 to 13 grams of protein, with 2 to 4 grams of net carbs, and are available in 15 different varieties.

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

    Cookies. First launched in fiscal year 2021, Atkins’ soft and chewy cookie products are a convenient source of high-protein combined with low net carbs and low-sugar. These sweet tasting cookies are available in double chocolate chip, peanut butter and chocolate chip. Atkins’ cookies contain approximately 10 grams of protein, 3 grams of net carbs and approximately 1 gram of sugar or less depending on the flavor.

    Licensed Frozen Meals. Atkins signed a license agreement with Bellisio Foods, Inc., or “Bellisio,” to license its frozen meals business. Bellisio manufactures, distributes, markets, promotes and sells Atkins frozen food products under the Atkins licensed marks. These products include Atkins branded frozen breakfasts, lunches and dinners. With a large selection of meal types, including pizzas, breakfast bowls and more, we believe our frozen meals offer a great way to learn the basics of protein-rich, low-carbohydrate and low-sugar eating in a simple, convenient and delicious way. The scope of the license includes all frozen meals across all retail channels (excluding online), in the U.S., Canada and Mexico.

    Recipes. While provided free of charge, we also offer over 1,600 protein-rich, low-carbohydrate and low-sugar recipes designed to help consumers achieve and maintain a healthy lifestyle, while still enjoying delicious food.

Core Quest Products

    Our core Quest brand products consist of protein bars, cookies, chips, confections and thin crust pizza.

    Protein Bars. To keep on-the-go consumers energized and fueled, our Quest bars offer a convenient and effective solution, providing consumers with protein, fiber and a delicious taste. The typical Quest bar profile contains about 20 grams of protein, 5 grams or less of net carbs and about 1 gram of sugar. Quest offers more than 25 different flavors of protein bars.

    Cookies. First launched in 2018, Quest’s cookie products are a convenient source of high-protein combined with low net carbs and low-sugar. Available in a variety of flavors including Chocolate Chip, Peanut Butter, Oatmeal Raisin and Snickerdoodle, Quest’s cookies typically contain about 15 grams of protein, 4 grams or less of net carbs and less than 1 gram of sugar.

    Chips. Quest’s protein chips, including the tortilla-style chips launched in spring 2018, quickly became a high-selling product offering an attractive nutrition profile when compared to conventional chip products. Offered in flavors including nacho cheese, ranch, chili lime, BBQ, sour cream & onion, and cheddar & sour cream, Quest’s chips typically contain about 18 grams of protein, about 4 grams of net carbs, and around 6 grams of fat compared to 2 grams of protein, 15 grams of net carbs and 8 grams of fat for a well-known leading conventional brand.

    Confections. Launched in fiscal year 2021, confections include peanut butter cups and “fudgey” brownie and “gooey” caramel candy bites sold in a variety of packaging. The peanut butter cups feature a nutrition profile for two cups of 11 grams of protein, 1 gram of net carbs, less than 1 gram of sugar and 4 grams of fiber. The candy bites feature a nutrition profile of 5 grams of protein, 1 gram of net carbs, less than 1 gram of sugar, and candy bars feature 4 grams of fiber to 12 grams of protein, 3 grams of net carbs, 1 gram of sugar and 9 grams of fiber.

    Pizza. Launched in summer 2018, Quest’s thin crust frozen pizza offers consumers a pizza experience with an improved nutritional profile versus other leading frozen pizza brands. Sold in a variety of topping combinations including 4-cheese, uncured pepperoni, and supreme, Quest’s pizzas feature a nutrition profile that generally supplies about 29 grams of protein, 6 grams of net carbs or less, around 3 grams of sugar and about 18 grams of fiber compared to 12 grams of protein, 32 grams of net carbs, 2 grams of sugar and 1 gram of fiber for a well-known leading frozen pizza brand.

Marketing, Advertising and Consumer Outreach

    Our marketing efforts are designed to increase consumer awareness of and demand for our products. We employ a broad mix of marketing, including coupons, in-store product sampling, consumer and trade events, advertising (television, online and print) and recipe and food plans, to target our consumers. We also use online resources, including social media sites, to communicate with consumers and build interest in our brands. Our advertising and use of online resources are aimed at increasing consumer preference and usage of our brands. Our trade promotions focus on obtaining retail feature and display support, achieving optimum retail product prices and securing retail shelf space. We use coupons (freestanding insert newspaper, store register, on-pack and online mail coupons) to help stimulate product trial and repeat purchases by providing consumers with economic incentives. The mix of these marketing activities varies between the Atkins and Quest brands.

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

    For both brands, in order to facilitate awareness and knowledge of the health benefits of a low-carbohydrate, low-sugar and protein-rich eating approach, we have established a variety of marketing and advertising strategies to connect with consumers, including digital marketing and social media platforms, television broadcast and streaming advertising as well as celebrity and social media influencer endorsements.

    For both brands, we have built large consumer followings. Beyond the core historic consumers for each of our brands, we believe there is significant opportunity to increase household penetration for our products by expanding our marketing, product offerings and educational efforts to consumers who are focused more generally on long-term healthy living.

    In the fifty-two weeks ended August 28, 2021, approximately 66% of Selling and marketing expenses were spent on advertising costs.

Product Innovation

    A portion of our sales is driven by new products, and as a result, we believe innovation is, and will continue to be, an important component of our business. We take a deliberate approach to new product development, focusing on enhancing existing products, innovating flavor and form varieties, and expanding into adjacent snacking products. Our innovation model is designed to respond to competitive demands, with a primary focus on enhancing the quality and flavor of our products while simplifying composition and reducing the number of ingredients to meet consumer demands for cleaner labels.

    Our innovation strategy is based on ongoing research into consumers’ healthy lifestyle and nutritional needs. We pride ourselves on knowing our consumers and developing products that meet their needs. Providing variety in snacking options to our consumers is an important strategy in our product innovation. New flavors, textures and snacking formats are important to meeting consumer needs.

    Management believes that an important component of meeting consumers’ nutritional needs is a focus on evolving current products and creating new products with cleaner and fewer ingredients. Accordingly, we are committed to continually finding new and innovative formulations to reduce the number of ingredients in our products, as well as using “better-for-you” ingredients like nuts, fiber and whey protein, while continually improving taste and quality.

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

    In addition, as part of our innovation process, we collaborate with nationally recognized third-party flavor providers and product development firms for new product development and then conduct our own proprietary consumer research to identify and improve upon new product concepts. We plan to continue conducting extensive consumer research to develop successful new products including product flavor and concept testing, marketing and trend analysis, and consumer prototype testing.

    Management also believes the fragmented snacking category presents an opportunity for consolidation and the opportunity to build, through disciplined acquisitions, a leading platform in the nutritional snacking space. As a leader in nutritious snacking, management believes we have the unique capability to leverage our operating platform and customer relationships to expand beyond our current brands. Our experienced management team has deep expertise in brand building to expand the business into additional brands and products in the nutritional snacking segment. Simply Good Foods is actively seeking to identify and evaluate new acquisition opportunities to complement our existing portfolio, and sees significant opportunity for growth and synergies in complementary adjacent snacking categories such as sports/active and adult nutritional snacks, salty snacks and protein snacks, as well as in the “better-for-you” eating space.

Intellectual Property

    We own numerous domestic and international trademarks and other proprietary rights that are important to our business. Depending upon the jurisdiction, trademarks are valid if they are used in the regular course of trade and/or their registrations are properly maintained. We believe the protection of our trademarks, copyrights, patents, domain names, trade dress and trade secrets are important to our success. We aggressively protect our intellectual property rights by relying on a combination of watch services and trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system. We also own virtually all of the recipes and specifications to our products.

Competition

    We compete primarily with nutritional snacking brands in large retail and e-commerce environments. The nutritional snacking industry is fragmented and highly competitive and includes a number of diverse competitors. Our identified branded competitors include, but are not limited to, CLIF Bar, KIND bars, Special K, Boost, Slimfast, Muscle Milk, ONE bar, Pure Protein, Premier Nutrition and think!. We believe that the principal competitive factors in the nutritional snacking and weight management industries are:

•brand awareness and loyalty among consumers;
•ingredients;
•taste;
•low-carbohydrate, low-sugar, protein-rich versus other nutritional approaches;
•convenience;
•media spending;
•product variety and packaging; and
•access to retailer shelf space.

    We believe that we currently compete effectively with respect to each of these factors. However, a number of companies in the nutritional snacking and weight management industry have greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with distributors and suppliers, longer operating histories, greater distribution capabilities, stronger brand recognition, and greater marketing resources than we have.

Supply Chain

    We operate an asset-light business model. For the manufacture of our products, we subcontract with contract manufacturers, and as a result, our operations are highly flexible and require minimal capital expenditure. The supply chain for our international business also uses exclusively contract manufacturers.

    U.S. Supply Chain. The majority of our products are shipped directly to one central warehouse for the Atkins brand and one for the Quest brand, each of which is a leased warehouse managed by the same third-party logistics provider. We are in the process of combining most of our warehouse operations into a newly constructed larger warehouse facility. We intend to keep one of our original warehouses for a portion of our distribution needs. A substantial portion of our inventory is shipped directly to our retailers from these centers by the same third-party logistics provider. Most of our remaining customers pick-up their orders at our distribution centers and make their own arrangements for delivery to their fulfillment network. For certain customers, RTD shakes are shipped directly from the contract manufacturer to the customers’ locations. We believe our use of demand forecasting and vendor-managed inventory systems enables us to meet shipping demands, ensure timely delivery of orders and offer service levels to our customers.

    Sourcing. The principal ingredients to manufacture our products include chocolate and other coatings, dairy, proteins, soy, and nuts. Our packaging supplies consist of flexible film, cartons, tetra paper, and corrugate. All of our core ingredients are purchased according to rigorous standards to assure food quality and safety. These core ingredients are generally available in adequate quantities from several suppliers, and to date, core ingredient supplies have largely not been affected by the supply chain challenges related to the COVID-19 pandemic. We competitively bid with major suppliers to source competitively priced, quality ingredients and packaging that meet our standards. For certain ingredients such as milk protein concentrate, whey proteins, chocolate coatings, some nuts, soy crisps, and liquid soy, we establish direct purchasing agreements with suppliers, under which our contract manufacturers source ingredients to produce finished products. We also actively manage the cost of our packaging needs, such as corrugated, film, printed boxes, and tetra cartons.

    Manufacturing. We rely on contract manufacturers to manufacture our products. The contract manufacturers schedule and receive ingredient and packaging inventory according to parameters set in their contracts and forecasts we provide. As noted above, some ingredients and packaging are purchased by our contract manufacturers pursuant to framework contracts we have with the applicable suppliers. Our contract manufacturers are regularly audited by third parties and are required to follow rigorous food safety guidelines. We believe our contract manufacturers have capacity to meet our anticipated supply needs, although short-term high demand can cause disruptions. We monitor both near-term and long-term capacity as well as fulfillment rates and overall performance of our manufacturing partners and qualify alternate suppliers as needed. In general, we purchase finished products from our contract manufacturers, which includes all packaging and ingredients used, as well as an agreed-upon tolling charge for each item produced. These finished products are then shipped directly to our distribution centers, or shipped directly from the contract manufacturer to the customer, in the case of RTDs to select customers.

    U.S. Storage. We lease three distribution centers, all in Greenfield, Indiana, referred to collectively as the Distribution Centers, where we store finished goods. We utilize over 1.35 million square feet of floor space among our Distribution Centers. Over time, we expect to exit one of the currently operating Distribution Centers once the new facility is fully operational.

    Distribution. For the majority of our customers, our logistics provider distributes the finished goods via truckloads from our Distribution Centers, which first flow through regional terminals. At the terminals, our orders are consolidated with other companies’ products being shipped to the customer. The finished goods are then distributed to retailer distribution centers. The regular weekly shipments and consolidation have reduced our costs. For some products, we ship directly to customers from our contract manufacturer through a third-party logistics provider. In some instances, the customer will arrange to pick-up directly finished products from our Distribution Centers.

    Retailers. We have a wide variety of customers across the mass, food, club, drug, and e-commerce channels. A substantial majority of our sales are generated from a limited number of retailers. Sales to our largest retailer, Walmart, represented approximately 31% of consolidated sales in fiscal year 2021, of which approximately 23% is through their mass retail channel and approximately 8% is through their Sam’s club and e-commerce channels. Sales to our next largest retailer, Amazon, represented approximately 12% of consolidated sales in fiscal year 2021. No other customer represents more than 10% of sales. For additional information, please see the risk factor “We rely on sales to a limited number of retailers for a substantial majority of our net sales, and losing one or more such retailers may materially harm our business. In addition, we maintain “at will” contracts with these retailers, which do not require recurring or minimum purchase amounts of our products.”

    E-Commerce. We aim to ensure that our consumers may access our brand in the way that best suits their lifestyles by offering online ordering of our products. We sell our products on Atkins.com, questnutrition.com as well as Amazon.com, which all deliver our products directly to the location designated by the consumer.

    Food Safety and Quality. Food safety and quality is a top priority, and we dedicate substantial resources to ensure that consumers receive safe, high quality food products. Our products are manufactured in facilities that have programs and controls in place regarding consistent quality and food safety. Product attributes such as taste, aroma, texture, and appearance are regularly monitored. Good Manufacturing Practices and comprehensive food safety programs are designed to produce a safe, wholesome product. Our suppliers are required to have equally robust processes in place and confirm their compliance with product specifications with Letters of Guaranty and Certificates of Analysis for shipments of core ingredients to be used in our products. Finally, random samples of finished goods are regularly sent to a third-party laboratory for testing.

    International. Our products are also sold outside North America. Our top international sales are in Australia and New Zealand. For the fifty-two weeks ended August 28, 2021, international net sales represented approximately 4.5% of total net sales. Our international supply chain is run by a lean team solely focused on international operations. Similar to U.S. operations, international operations utilize contract manufacturers for products, and distributors for distribution and sales.

Information Technology

    We rely heavily on information systems for management of our supply chain, inventory, payment of obligations, collection of cash, human capital management, financial tools and other business processes and procedures. Our ability to manage our business functions efficiently and effectively depends significantly on the reliability and capacity of these systems. We have instituted controls, including information technology governance controls that are intended to protect our computer systems and our information technology systems and networks. We also have business continuity plans that attempt to anticipate and mitigate failures. However, we cannot control or prevent every potential technology failure, adverse environmental event, third-party service interruption or cybersecurity risk.

    We increasingly rely on cloud computing and other technologies that result in third parties holding significant amounts of customer, consumer or employee information on our behalf.

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

Regulation and Compliance

    Along with contract manufacturers, brokers, distributors, ingredients and packaging suppliers, Simply Good Foods is primarily subject to laws and regulations in the United States promulgated by federal, state and local government authorities. In the United States, the federal agencies governing the manufacture, distribution and advertising of products include, among others, the U.S. Federal Trade Commission (“FTC”), the U.S. Food and Drug Administration (“FDA”), the United States Department of Agriculture (“USDA”), the U.S. Environmental Protection Agency, and the Occupational Safety and Health Administration, in addition to similar state and local agencies. Under various statutes, these agencies prescribe the requirements and establish the standards for quality and safety and regulate marketing and advertising to consumers. In certain circumstances, these agencies must not only approve products, but also review the manufacturing processes and facilities used to produce these products before they can be marketed in the United States.

    Simply Good Foods is subject to labor and employment laws, laws governing advertising, privacy laws, safety regulations and other laws, including consumer protection regulations that regulate retailers or govern the promotion and sale of merchandise. Our operations, and those of our contract manufacturers, distributors, and suppliers, also are subject to various laws and regulations relating to environmental protection and worker health and safety matters. We continue to monitor their development and our compliance.

Food-Related Regulations

    As a manufacturer and distributor of food products, we are subject to several food-related regulations, including the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the FDA. This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States. The FDA:

•regulates manufacturing practices for foods through its current good manufacturing practices regulations;
•specifies the standards of identity for certain foods, including many of the products we sell; and
•prescribes the format and content of certain information required to appear on food product labels.

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

    Additionally, because of the ingredients in our Quest pizza products we are subject to the rules and regulations promulgated by the USDA, including the Federal Meat Inspection Act. The USDA regulates certain aspects of food safety, quality, and nutritional labeling of most meat, poultry, and egg products.

Environmental Regulations

    We are subject to various state and federal environmental laws, regulations and directives, including the Food Quality Protection Act of 1996, the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act, the Federal Insecticide, Fungicide and Rodenticide Act and the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended. Governments may in the future implement new laws, regulations and directives aimed to meet certain climate change goals and objectives which could affect our business operations as they relate to ingredient and packaging procurement.

    We believe that we are in material compliance with existing environmental regulations applicable to our business. We do not expect the cost of our continued compliance with existing environmental regulations to have a material effect on our capital expenditures, earnings, cash flows or competitive position in the foreseeable future. In addition, any asset retirement obligations are not material.

Labeling Regulations

    We are subject to various labeling requirements with respect to our products at the federal, state and local levels. At the federal level, the FDA and USDA have authority to review product labeling, and the FTC may review labeling and advertising materials, including online and television advertisements, to determine if advertising materials are misleading. We are also subject to various state and local consumer protection laws. We believe we are in material compliance with all labeling laws and regulations applicable to our business.

Human Capital Resources

    As of August 28, 2021, our workforce consisted of 263 employees who are largely based in an office or in research and development (“R&D”) lab locations. Of that total, approximately 91% of our employees were located in the United States, and the rest were located in Canada, Europe, Australia and New Zealand. Of our total employees, 118 employees were engaged in marketing and sales, 76 were engaged in R&D, operations and quality, and 69 were engaged in administration. Of our total employees, 18 employees were hourly and 245 were salaried. No employees were covered by a collective bargaining agreement.

    Mission, Vision and Values. Our vision is to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. Our mission is to empower healthy lives through smart and satisfying nutrition. Our values, Act with Integrity, Lead with Innovation, Succeed through Interdependence, Be Empowered, and Bring Passion Every Day, are critical to our success in fulfilling our mission and vision.

    Training & Development. Training and development is critical to our mission’s success, helps our employees grow their career, and is one way we attract, motivate and retain our employees. We regularly host “Be Empowered” sessions for employees, which are educational classes and networking opportunities that teach our nutrition philosophy and our different business functions. To develop effective and empowered leaders, we host a series of trainings and informational sessions through our program called the Leadership Playbook.

    Our Commitment to Diversity, Equity & Inclusion (“DE&I”). We recognize the importance of a diverse, equitable and inclusive culture for our employees and its effect on our ability to achieve our mission, so we have made commitments to track and improve our performance in each of these areas. In July 2021, our Board of Directors formed a Corporate Responsibility & Sustainability committee that has been tasked, among other things, with overseeing human capital resources and DE&I initiatives.

    As of August 28, 2021, approximately 53% of our employees globally were women and approximately 35% of U.S. employees were minorities. Approximately 17% of our Board of Directors were female, and approximately 8% were minorities.

    To improve diversity, equity and inclusion, we committed to interviewing diverse candidates for open corporate leadership positions and require every employee to attend preventing discrimination and harassment training.

    In January 2021 we completed a pay equity audit to confirm equity in our pay practices. We have committed to complete a pay equity audit every year to ensure no inequities arise. Further, we post every open position or promotional opportunity in the United States that is not confidential and include the job’s pay range to provide pay transparency. This practice provides every qualified candidate an opportunity to apply while also knowing the range of pay for the role.

    We regularly ask our employees to respond to pulse surveys to gather feedback on topics ranging from organization changes to overall engagement and inclusion. This allows us to keep track of employee engagement and sentiment over time and use this information to inform our strategy and actions to continue to grow and improve. We have also committed to summarizing results for each survey and providing responses quickly after surveys close.

    In August 2021, management hired a third-party DE&I consultant to provide guidance and best practice inputs to our management and the Corporate Responsibility & Sustainability Committee of the Board of Directors, as we continue to make progress on our DE&I efforts.

    Total Rewards. The health, satisfaction and security of our employees and their families are important to us and an important part of reaching our organization's goals. We offer total rewards packages that include valuable and competitive compensation and benefit plans. These programs reflect our commitment to attracting and retaining top talent and keeping our staff healthy and secure. Our compensation philosophy is to pay for performance, and we do so through a mix of base salary, annual short-term incentive and long-term incentive.

    We understand that each employee's situation is unique, so we offer benefits that can be shaped and molded by each employee to fit their family's needs. Our current benefits vary by region, but generally include medical, dental and vision insurance, 401(k) retirement plan, savings accounts, life and disability coverage, and other voluntary benefits. We also offer time-off benefits including vacation time, flexible vacation for exempt positions, sick leave, and parental leave.

    Volunteering and Philanthropy. For decades, we have had a compelling social purpose – to help ensure all Americans have access to sound nutritional guidance to positively affect overall health outcomes. This began with the book Dr. Atkins’ Diet Revolution published in 1972 and continues today with our advocacy for improved dietary guidelines and initiatives to educate consumers and empower them to make the right nutritional choices for themselves and their families.

    Further, we do our part to stem food insecurity through volunteering opportunities and company philanthropy, including cash and product donations. We encourage our employees to volunteer, and as such have organized days of volunteering in the cities where our largest workforces reside. In Denver, Colorado our team volunteered for the Food Bank of the Rockies, and in El Segundo, California our team volunteered for the Los Angeles Mission.

    Also this year, we announced participation in Walmart’s “Fight Hunger. Spark Change.” campaign. For each purchase of participating Simply Good Foods products at Walmart from April 5 – May 3, 2021, we donated the monetary equivalent of at least one meal to Feeding America. Through this program, Simply Good Foods secured at least 500,000 meals for Feeding America.

    Employee Safety and Wellbeing Measures. In response to the COVID-19 pandemic, as of August 28, 2021, we have implemented a number of measures to keep our employees safe:

•All office positions have been encouraged to work from home, and we will not require employees to return to the office until January 2022, at the earliest.
•In our offices and R&D labs where employees are required to physically access special tools or resources to work, we follow local, state and federal guidance by:
◦Requiring face coverings
◦Instituting social distancing guidelines
◦Requiring all employees to complete an online health screening daily
◦Increasing our deep-cleaning schedule
◦Making hand sanitizer readily available.
•We limit travel to only business-essential travel.

    Further, we also strongly encourage employees to receive a COVID-19 vaccine, so we offered an incentive and lottery once the vaccines were widely available to all adults in the United States. The portion of our employees who got the vaccine exceeded each of the local and state-level vaccination rates of the general population.

    We acknowledge the importance of balance in our employees’ lives to their overall wellbeing, so we offer our employees time off benefits described above to recharge. We also had two company-wide mental health days and encourage employees to take extra time away from work to recharge late December 2020. We adopted an employee-friendly parental leave policy in 2020.

    To address the fatigue that results from working on a computer from home all day, we implemented “Zoom-free” Wednesday afternoons so employees can step away from their computers to focus on other responsibilities. When we do return to our offices regularly, it is our current intention that Mondays and Fridays will be flexible remote workdays.

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

Item 1A. Risk Factors.

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

    The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, could negatively affect our operations, liquidity, financial condition and results of operations. The COVID-19 outbreak situation continues to remain dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of our customers and supply chain partners, which ultimately could cause material negative effects on our business and results of operations.

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

    Workforce limitations and travel restrictions resulting from pandemics, epidemics or disease outbreaks such as COVID-19 and related government actions may affect many aspects of our business. If a significant percentage of our workforce cannot work or we are not able to visit our contract manufacturers’ locations, including because of illness, travel or government restrictions in connection with pandemics or disease outbreaks, our operations may be negatively affected. In addition, pandemics or disease outbreaks could cause a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect customers’ and consumers’ demand for our products.

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

    Our consolidated results of operations for the full fiscal year ended August 28, 2021 were affected by changes in consumer shopping and consumption behavior due to COVID-19. After the brief pantry loading period in mid-March 2020, the nutritional snacking category saw a marked decrease in shopping trips (particularly in the mass channel) and fewer usage occasions. This affected our portable and convenient on-the-go products, especially the protein bar portion of our business for both our Atkins and Quest brands. As home confinement restrictions began to ease, shopping trips steadily improved from their lowest point and consumer interest in weight management and active nutrition began to improve.

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

    We believe these effects on consumer demand and shopping behavior as a result of the COVID-19 outbreak may continue in the future, including as a result of new virus variants and the effect these variants have on consumer shopping patterns, until a more consistent return of shopping behavior to more normal patterns and our brand benefits of active nutrition and weight management drive more better-for-you snacking and meal replacement usage occasions.

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

    Our future success depends, largely, on our ability to implement our growth strategies effectively. However, we may fail in implementing our growth strategies effectively. We expect to continue focusing on nutritional snacking and intend to add additional brands to our product portfolio. As a multi-brand business, we face increased complexities and greater uncertainty regarding consumer trends and demands than as a single-brand business. Our ability to expand successfully our nutritional snacking brands and other growth strategies depends on, among other things, our ability to identify, and successfully cater to, new demographics and consumer trends, develop new and innovative products, identify and acquire additional product lines and businesses, secure shelf space in grocery stores, wholesale clubs and other retailers, increase consumer awareness of our brands, enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products, and compete with numerous other companies and products.

    In addition, regarding our Atkins brand, self-directed lifestyle consumers of products may have different preferences and spending habits than the consumers of traditional weight loss products. We may not succeed in reaching and maintaining the loyalty of new Atkins consumers to the same extent, or at all, as we have with our historical Atkins consumers. We may also not succeed in evolving our advertising and other efforts to appeal to our target consumers for both Atkins and Quest.

    If we cannot identify and capture new audiences and demographics for all our brands, our ability to integrate additional brands successfully will be adversely affected. Accordingly, we may not be able to successfully implement our growth strategies, expand the number of our brands, or continue to maintain growth in our sales at our current rate, or at all. If we fail to implement our growth strategies or if we invest resources in growth strategies that ultimately prove unsuccessful, our sales and profitability may be negatively affected, which would materially and adversely affect our business, financial condition and results of operations.

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

    Unattractive shelf placement or pricing may put our products at a disadvantage compared to those of our competitors. Even if we obtain shelf space or preferable shelf placement, our new and existing products may fail to achieve the sales expectations set by our retailers, potentially causing these retailers to remove our products from their shelves. Additionally, an increase in the quantity and quality of private label products in the product categories in which we compete could create more pressure for shelf space and placement for branded products within each such category, which could materially and adversely affect our sales.

Changes in consumer preferences, perceptions of certain nutritional snacking products and discretionary spending may negatively affect our brand loyalty and net sales, and materially and adversely affect our business, financial condition and results of operations.

    We focus on products that are, or that we believe are, perceived to have positive effects on health, and compete in a market that relies on innovation and evolving consumer preferences. The packaged food industry in general, and the nutritional snacking industry in particular, is subject to changing consumer trends, demands and preferences. Emerging science, and our nutritional approach and theories regarding health are constantly evolving. Products or methods of eating once considered healthy may become disfavored by consumers, scientifically disproven or no longer be perceived as healthy.

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

    Consumer perceptions of the nutritional profile of our products and related eating practices may shift, and consumers may no longer perceive products with fewer carbohydrates, higher levels of protein, higher levels of fat and additional fiber as healthy or needed to achieve personal weight management, wellness, or fitness goals. Adverse messaging in the media, including social media, or within certain influencer communities, relating to the marketing of weight management products or programs may adversely affect the overall consumer impression of certain of our products, programs or brands, which may materially and adversely affect our business. Approaches regarding weight management and healthy lifestyles are the subject of numerous studies and publications, often with differentiating views and opinions, some of which may be adverse to us. Conflicting scientific information on what constitutes good nutrition, diet fads or other weight loss trends may also materially and adversely affect our business. Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and other consumer trends and to offer products with marketing messaging that appeal to their needs and preferences on a timely and affordable basis. A change in consumer discretionary spending, due to economic downturn or other reasons may also materially and adversely affect our sales, and our business, financial condition and results of operations.

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

We must expend resources to maintain consumer awareness of our brands, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve, and our programs may or may not be successful.

    To remain competitive and expand and keep shelf placement for our products, we may need to increase our marketing and advertising spending to maintain and increase consumer awareness, protect and grow our existing market share or promote new products, which could affect our operating results. Substantial advertising and promotional expenditures may be required to maintain or improve our brand’s market position or to introduce new products to the market, and participants in our industry are increasingly engaging with non-traditional media, including consumer outreach through social media and web-based communications, which may not prove successful. An increase in our marketing and advertising efforts may not maintain our current reputation or lead to increased brand awareness. Moreover, we may not maintain current awareness of our brand due to any potential fragmentation of our marketing efforts as we continue to focus on a low-carb, low-sugar and protein-rich nutritional approach for everyday snacking consumers. In addition, as media becomes increasingly fragmented, with consumers viewing media more and more through a variety of different vehicles and devices such as mobile devices and online streaming and less from traditional broadcast and cable television outlets, our costs to reach a comparable number of target consumers for our advertising activities has increased. We also consistently evaluate our product lines to determine whether to discontinue certain products. Discontinuing product lines may increase our profitability but could reduce our sales and hurt our brands, and a reduction in sales of certain products could cause a reduction in sales of other products. The discontinuation of product lines may have an adverse effect on our business, financial condition and results of operations.

If we cannot maintain or increase prices, our margins may decrease.

    We rely in part on price increases to offset cost increases and improve the profitability of our business. Our ability to maintain prices or effectively implement price increases, including our price increase effective in September 2021, may be affected by several factors, including competition, effectiveness of our marketing programs, the continuing strength of our brand, market demand and general economic conditions, including inflationary pressures. During challenging economic times, consumers may be less willing or able to pay a price premium for our branded products and may shift purchases to lower-priced or other value offerings, making it more difficult for us to maintain prices and/or effectively implement price increases. In addition, our retail partners and distributors may pressure us to rescind price increases we have announced or already implemented, whether through a change in list price or increased promotional activity. Moreover, we do not yet know how consumers will react to the increase in retail prices for our products resulting from the price increase effective in September 2021. If we cannot maintain or increase prices for our products or must increase promotional activity, our margins may be adversely affected. Furthermore, price increases generally result in volume losses, as consumers purchase fewer units. If such losses are greater than expected or if we lose distribution due to a price increase, our business, financial condition and results of operations may be materially and adversely affected.

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

Risks Related to our Operating Model

Ingredient and packaging costs are volatile and may rise significantly, which may negatively affect the profitability of our business.

    We negotiate the prices for large quantities of core ingredients, such as soy, nuts, dairy, protein, fiber and cocoa, and packaging materials. Several ingredients are manufactured outside of the United States. Costs of ingredients and packaging are volatile and can fluctuate due to conditions difficult to predict, including global competition for resources, fluctuations in currency and exchange rates, weather conditions, natural or man-made disasters, consumer demand and changes in governmental trade and agricultural programs. Continued volatility in the prices of the core ingredients and other supplies we purchase could increase our cost of goods sold and reduce our profitability.

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

    Certain of our core ingredient contracts have minimum volume commitments that could require purchases without matching revenue during weaker sales periods. Future core ingredient prices may be affected by new laws or regulations, tariffs, suppliers’ allocations to other purchasers, interruptions in production by suppliers, natural disasters, volatility in the price of crude oil and related petrochemical products and changes in exchange rates.

We rely on sales to a limited number of retailers for a substantial portion of our net sales and losing one or more such retailers may materially harm our business. In addition, we maintain “at will” contracts with these retailers, which do not require recurring or minimum purchase amounts of our products.

    A substantial majority of our sales are generated from a limited number of retailers. Sales to our largest retailer, Walmart, represented approximately 31% of consolidated sales in fiscal year 2021, of which approximately 23% is through their mass retail channel and approximately 8% is through their Sam’s club and e-commerce channels. Sales to our next largest retailer, Amazon, represented approximately 12% of consolidated sales in fiscal year 2021. Although the composition of our significant retailers may vary from period-to-period, we expect that most of our net sales will continue to come from a relatively small number of retailers for the foreseeable future. These retailers may take actions that affect us for reasons we cannot anticipate or control, such as their financial condition, changes in their business strategy or operations, including their inability to meet their labor or other human capital needs, the perceived quality of their products and introducing competing products. There can be no assurance that Walmart, Amazon or our other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing.

    Our retailers rarely provide us with firm, long- or short-term volume purchase commitments. As a result, we could have periods with little to no orders for our products while still incurring costs related to workforce maintenance, marketing, general corporate and debt service. Furthermore, despite operating in different channels, our retailers sometimes compete for the same consumers. Because of actual or perceived conflicts resulting from competition, retailers may take actions that negatively affect us. We may not find new retailers to supplement our revenue in periods when we experience reduced purchase orders or recover fixed costs because of experiencing reduced purchase orders. Periods of reduced purchase orders could materially and adversely affect our business, financial condition and results of operations.

    Conversely, occasionally, we may experience unanticipated increases in orders of our products from these retailers that can create supply chain problems and may cause unfilled orders. If we cannot meet increased demand for our products, our reputation with these retailers, and ultimately our consumers, may be harmed. Unanticipated fluctuations in product requirements could cause fluctuations in our results from quarter-to-quarter. Consolidation among retailers may also materially and adversely affect our results. An increase in the concentration of our sales to large customers may negatively affect our profitability due to the effect of higher shelving fees and reduced volumes of product sold. Furthermore, as retailers consolidate or account for a larger percentage of our sales, they may reduce the number of branded products they offer to accommodate private label products and pressure us to lower the prices of our products.

The loss of, a disruption in or an inability to efficiently operate our fulfillment network could materially and adversely affect our business, financial condition and results of operations.

    For our U.S. operations, we utilize distribution centers in Greenfield, Indiana. A substantial portion of our inventory is shipped directly to our retailers from these centers by a third-party logistics provider. Most of our other customers pick-up their orders at our distribution centers and make their own arrangements for delivery to their fulfillment network. A small percentage of our customers are shipped certain products directly from a co-manufacturing location. We rely significantly on the orderly operation of our distribution centers. If complications arise, a particular facility is damaged or destroyed or if either our third-party logistics partners or our customers who transport their own orders to their fulfillment network are not able to meet their labor or other human capital needs for delivery drivers or other warehouse personnel, our ability to deliver inventory timely will be significantly impaired, which could materially and adversely affect our business as a result of lost consumer purchases at retail thereby negatively affecting our results of operations.

    We rely on a single-sourced logistics provider for distribution and product shipments in the United States from our distribution centers. Our utilization of delivery services for shipments is subject to risks that may affect the ability to provide delivery services that adequately meet our shipping needs including increases in fuel prices, labor shortages, employee strikes and inclement weather. Occasionally, we may change third-party transportation providers and we could face logistical difficulties that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change and fail to obtain terms as favorable as those we currently receive.

    Disruptions at our distribution facilities or in our operations due to natural or man-made disasters, pandemics (such as COVID-19) or other disease outbreaks, fire, flooding, terrorism or other catastrophic events, system failure, labor shortages or disagreements or shipping problems may cause delays in the delivery of products to retailers and could materially and adversely affect our results of operations.

Shortages or interruptions in the supply or delivery of our core ingredients, packaging and products could materially and adversely affect our operating results as we rely on a limited number of third-party suppliers to supply our core ingredients and a limited number of contract manufacturers to manufacture our products.

    The core ingredients used in manufacturing our products include soy, nuts, dairy, protein, fiber and cocoa. We rely on a limited number of third-party suppliers to provide these core ingredients, a portion of which are international companies. There may be a limited market supply of any of these core ingredients. Any disruption in supply could materially and adversely affect our business, particularly our profitability and margins. Events that adversely affect our suppliers could impair our ability to obtain core ingredient inventories in the quantities desired. Such events include problems with our suppliers’ businesses, finances, labor relations, ability to import core ingredients, delays in imported core ingredients being processed through local customs, costs, production, insurance, reputation and weather conditions during growing, harvesting or shipping, including flood, drought, frost and earthquakes, and man-made disasters or other catastrophic occurrences.

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

    We rely on a limited number of contract manufacturers to manufacture our products. If any of these manufacturers experience adverse effects on their businesses, including an inability to fulfill their labor or other human capital needs, or cannot continue manufacturing our products at required levels, on a timely basis, or at all, we may be forced to seek other manufacturers. We may not be able to identify and qualify new manufacturers promptly that could allocate sufficient capacity to meet our requirements, which could adversely affect our ability to make timely deliveries of products. Furthermore, we may be unable to negotiate pricing or other terms with existing or new manufacturers as favorable as what we currently enjoy. In addition, there is no guarantee a new manufacturing partner could accurately replicate the production process and taste profile of the existing products. In addition, from time to time we determine to select new contract manufacturers to replace existing manufacturers to produce our products. If the transition to a new manufacturer is delayed or we experience product quality or other production issues during the transition to the new manufacturer, our business may be negatively affected until these issues are resolved.

    Our contract manufacturers also independently contract for and obtain certain ingredients and packaging for our products. If we or our contract manufactures cannot obtain certain ingredients or packaging in the required amounts or at all, their ability to manufacture our products could be adversely affected. It could take a significant period of time to locate and qualify such alternative production sources or alternative ingredients or packaging, which could materially and adversely affect our business.

    If having our products available for consumer purchase through our retail customers is disrupted as a result of an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our contract manufacturers, or if our customers experience delays in stocking our products in their locations, we will experience a reduction in sales at retail and our results of operations could be material and adversely affected.

    We are subject to risks associated with protection of our trade secrets by our third-party contract manufacturers. If our contract manufacturers fail to protect our trade secrets, either intentionally or unintentionally, our business, financial condition and results of operations could be materially and adversely affected. If we experience significant increased demand for our products, or need to replace an existing supplier or manufacturer, additional supplies of core ingredients or manufacturers may not be available when required, on acceptable terms, or at all. Suppliers may not allocate sufficient capacity to meet our requirements, fill our orders promptly or meet our strict quality standards. Even if our existing suppliers and manufacturers can expand their capacities to meet our needs, or we can find new sources of core ingredients or new contract manufacturers, we may encounter delays in production, inconsistencies in quality and added costs. We may not be able to pass increased costs onto the consumer immediately, if at all, which may decrease or eliminate our profitability. Any manufacturing and/or supply disruptions or cost increases could have an adverse effect on our ability to meet consumer demand for our products and result in lower net sales and profitability, both in the short and long-term.

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

    Severe weather conditions and natural disasters, such as fires, floods, droughts, frosts, hurricanes, earthquakes, tornadoes, insect infestations and plant disease, may affect the supply of core ingredients used to make food products, or may prevent the manufacturing or distribution of food products by third parties. In addition, a number of these weather conditions could become even more severe over time as a result of the effects of climate change. Competing manufacturers might be affected differently by weather conditions and natural disasters, depending on the location of their sources of supplies and manufacturing or distribution facilities. If supplies of core ingredients available to us are reduced, we may not be able to find enough supplemental supply sources on favorable terms, which could materially and adversely affect our business, financial condition and results of operations. In addition, because we rely on few contract manufacturers for a majority of our manufacturing needs and because our distribution warehouses are all in a similar geographic location, adverse weather conditions could affect the ability for those third-party operators to manufacture and store our products.

We intend to grow through acquisitions or joint ventures, and we may not successfully integrate, operate or realize the anticipated benefits of such business combinations.

    As part of our strategic initiatives, we intend to pursue acquisitions or joint ventures. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing products and identifying and acquiring brands in new categories and new geographies to expand our platform of nutritional snacks and potentially other food products. Although we regularly evaluate multiple acquisition candidates, we cannot be certain that we can successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on favorable terms, or integrate acquisitions we complete.

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

    Our future success depends to a significant degree on the skills, experience and efforts of our key executive officers. The sudden loss of any of these executives’ services or our failure to appropriately plan for any expected key executive succession could materially and adversely affect our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. Additionally, we also depend on our ability to attract and retain qualified personnel to operate and expand our business. If we fail to attract talented new employees, our business and results of operations could be negatively affected.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

    Our ability to compete effectively depends in part upon protection of our rights in trademarks, trade dress, copyrights and other intellectual property rights we own or license. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. We may not be able to preclude third parties from using our intellectual property regarding food or beverage products and may not be able to leverage our branding beyond our current product offerings. In addition, our trademark or other intellectual property applications may not always be granted. Third parties may oppose our intellectual property applications, or otherwise challenge our use of trademarks or other intellectual property. Third parties may infringe, misappropriate, or otherwise violate our intellectual property. Changes in applicable laws could lessen or remove the current legal protections available for intellectual property. Any legal action we may bring to protect our brand and other intellectual property could be unsuccessful, result in substantial costs and could divert management’s attention from other business concerns. A successful claim of trademark, copyright or other intellectual property infringement, misappropriation, or other violation against us could prevent us from providing our products or services or could require us to redesign or rebrand our products or packaging if we cannot license such third-party intellectual property on reasonable terms. Certain of our intellectual property licenses have fixed terms, and even for those that do not, we cannot guarantee all our intellectual property licenses will remain in effect indefinitely. Termination of intellectual property licenses granted by or to us could cause the loss of profits generated under such licenses. Any of the foregoing outcomes could materially and adversely harm our business, financial condition or results of our operations.

Any inadequacy, failure or interruption of our information technology systems may harm our ability to effectively operate our business, and our business is subject to online security risks, including security breaches and identity theft.

    We rely heavily on information systems for management of our supply chain, inventory, payment of obligations, collection of cash, human capital management, financial tools and other business processes and procedures. Our ability to efficiently and effectively manage our business functions depends significantly on the reliability and capacity of these systems. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss and outages, telecommunications failure or other catastrophic events and from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, whether from maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems, could result in interruptions or delays in our operations, reduce efficiency or negatively affect our operations. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption or cyber-security insurance does not sufficiently compensate us for any losses that we may incur, our revenue and profits could be reduced, and the reputation of our brand and our business could be materially adversely affected. In addition, remediation of any problems with our systems could result in significant, unplanned expenses.

    We have instituted controls, including information system governance controls that are intended to protect our computer systems and our information technology systems and networks. We also have business continuity plans that attempt to anticipate and mitigate failures. However, we cannot control or prevent every potential technology failure, adverse environmental event, third-party service interruption or cybersecurity risk.

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

    We increasingly rely on cloud computing and other technologies that result in third parties holding significant amounts of customer, consumer or employee information on our behalf. There has been an increase over the past several years in the frequency and sophistication of attempts to compromise the security of these types of systems. If the security and information systems that we or our outsourced third-party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with applicable laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected by these types of security breaches or regulatory violations, which could impair our ability to attract and retain qualified employees.

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

    If we or our third-party providers fail to maintain or protect our respective information technology systems and data integrity effectively, fail to implement new systems, update or expand existing systems, or fail to anticipate, plan for or manage significant disruptions to or compromises of systems involved in our operations, we could:

•lose existing customers;
•have difficulty preventing, detecting, and controlling fraud;
•have disputes with customers, suppliers, distributors or others;
•be subject to regulatory sanctions, including sanctions stemming from violations of the Health Insurance Portability and Accountability Act of 1996;
•suffer reputational harm, and
•incur unexpected costs to remediate any unauthorized access of our systems and implement protective measures against future attacks.

    As a result of these possible outcomes we could incur increases in operating expenses and our results of operations could be materially and adversely affected. While we maintain insurance against losses related to unauthorized access to our systems, there can be no assurance our level of coverage will be sufficient to address the losses we sustain.

Regulatory Risks and Litigation Risks

All of our products must comply with federal, state and local regulations. Any non-compliance with the FDA, USDA or other applicable regulations could harm our business.

    Our products must comply with various rules and regulations, including those regarding product manufacturing, food safety, required testing and appropriate labeling of our products. The FDA has not defined nutrient content claims regarding low-carbohydrates, but has not objected to using net carbohydrate information on food labels if the label adequately explains how the term is used so it would not be false or misleading to consumers. The FDA requires all carbohydrates per serving to be listed on the Nutrition Facts Panel (“NFP”) of a package. Besides the information on the NFP, we use the term “net carbohydrate” (or “net carbs”) on our existing product packaging to assist consumers in tracking the carbohydrates in that serving of food that effect their blood sugar (glucose) levels. We determine the number of net carbs in a serving by subtracting fiber, and sugar alcohols if any, from the actual number of carbohydrates listed on the NFP. Fiber and sugar alcohols can be subtracted from the carbohydrates because they minimally effect blood sugar levels. It is possible that FDA regulations and/or their interpretations may change related to, for example, definitions of certain of our core ingredients, such as fiber, labeling requirements for describing other ingredients or nutrients, such as sugar alcohols or protein, or disclosures of any ingredient labeled as genetically modified (“GMO”). As such, there is a risk that our products could become non-compliant with the FDA’s regulations, and any such non-compliance could harm our business.

    In addition, if FDA or other regulations restrict us from labeling and marketing certain ingredients or product attributes, such as fiber or “net carb” count, we may not effectively reach our target demographics, promote what we believe to be the benefits of our products or communicate that our products are composed of what we consider to be low-carb, low-sugar and protein-rich ingredients.

    We must rely on the contract manufacturers we engage to produce our products to maintain compliance with applicable regulatory requirements. Although we require our contract manufacturers to be compliant with regulatory requirements, we do not have direct control over such facilities. Failure of our contract manufacturers to comply with applicable regulation could have a material and adverse effect on our ability to sell our products to our customers and our results of operations.

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

    Elements of our business, including the production, storage, distribution, sale, display, advertising, marketing, labeling, health and safety practices, transportation and use of many of our products, are subject to various laws and regulations administered by federal, state and local governmental agencies in the United States, and the laws and regulations administered by government entities and agencies outside the United States in markets in which our products or components thereof, such as core ingredients and packaging, may be made, manufactured or sold. These laws, regulations and interpretations thereof may change, sometimes dramatically, because of a variety of factors, including political, economic or social events. Such factors may include changes in:
•food and drug laws (including FDA regulations);
•laws related to product labeling, advertising and marketing practices;
•laws and programs restricting the sale and advertising of certain of our products;
•laws and programs aimed at reducing, restricting or eliminating ingredients present in certain of our products;
•laws and programs aimed at reducing, restricting or eliminating ingredients or packaging present in certain of our products to meet government objectives to combat climate change or certain labor practices;
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
•laws relating to export, re-export, transfer, tariffs and import controls, including the Export Administration Regulations, the EU Dual Use Regulation and the customs and import laws administered by the U.S. Customs and Border Protection and other local governments where are contract manufacturers are located;
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

    Occasionally, we may be party to various claims and litigation. We evaluate these claims and litigation, assess the likelihood of unfavorable outcomes, and estimate, if possible, potential losses when appropriate. We may establish reserves, as appropriate based on the information available to management at the time. These assessments and estimates involve a significant amount of management judgment and may differ materially from actual outcomes.

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

Risks Related to our Capital Structure

Our indebtedness could materially and adversely affect our financial condition and ability to operate our company, and we may incur additional debt.

    As of August 28, 2021, we had approximately $456.5 million in outstanding indebtedness and a revolving credit facility with availability of up to $75 million. Our current and future debt level and the terms of our debt arrangements could materially and adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the credit facilities governing our indebtedness, we have granted the lenders a security interest in substantially all of our assets, including the assets of our subsidiaries and an affiliate.

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

    The credit facilities governing our existing debt arrangements contain certain financial and other covenants. Our revolving credit facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the revolving credit facility, and limitations on our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. Any failure to comply with the restrictions of the credit facilities may cause an event of default. The credit facilities governing our existing debt arrangements bear interest at variable rates. If market interest rates increase, variable rate debt will create higher debt service requirements, which could materially and adversely affect our cash flow.

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

If we do not maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our financial reporting and adversely affect our business and operating results and the market price for our common stock. In May 2021 we identified a material weakness in our internal control over financial reporting.

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

    On April 12, 2021, the staff of the SEC issued a staff statement (the “SEC Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder. Following consideration of the guidance in the SEC Statement, we concluded that our warrants issued through private placement (the “Private Warrants”) should be classified as a liability and measured at fair value, with changes in fair value each period reported in earnings. As a result, on May 13, 2021, management and the audit committee of our board of directors determined that our previously issued fiscal quarterly and year-to-date unaudited consolidated financial statements for November 28, 2020 and February 27, 2021 included and our audited consolidated financial statements for the fiscal years ending August 29, 2020, August 31, 2019 and August 25, 2018 should no longer be relied upon and would need to be restated. As part of the restatement process, we have identified a material weakness in our internal control over financial reporting related to the determination of the appropriate accounting and classification of our Private Warrants.

    A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We developed and implemented a remediation plan to address the material weakness related to the accounting for warrants. These remediation measures may from time to time be time consuming and costly and there is no assurance that the remedial measures we have taken to date, or any remedial measures we may take in the future, will be sufficient to avoid potential future material weaknesses. The material weakness will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions.

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

The restatement of certain of our financial statements subjected us to increased costs and may subject us to additional risks and uncertainties, including the increased possibility of legal proceedings.

    On April 12, 2021, the staff of the SEC issued the SEC Statement on the accounting and reporting considerations for warrants issued by SPACs. Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder. Following consideration of the guidance in the SEC Statement, we concluded that our Private Warrants should be classified as a liability and measured at fair value, with changes in fair value each period reported in earnings. As a result, on May 13, 2021, management and the audit committee of our board of directors determined that our previously issued fiscal quarterly and year-to-date unaudited consolidated financial statements for November 28, 2020 and February 27, 2021 and our audited consolidated financial statements for the fiscal years ending August 29, 2020, August 31, 2019 and August 25, 2018 should no longer be relied upon and would need to be restated. In addition, we determined that related press releases, earnings releases, and investor communications describing our financial statements for these periods should no longer be relied upon. The errors identified are non-cash and related to our classification of our Private Warrants. Accordingly, we restated the annual, quarterly and year-to-date audited and unaudited consolidated financial statements for these periods.

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

Risks Related to our Common Stock

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

    On April 12, 2021, the staff of the SEC released the SEC Statement on the accounting and reporting considerations for warrants issued by SPACs. Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and informed market participants that warrants issued by SPACs may require classification as a liability of the issuer measured at fair value, with changes in fair value each period reported in earnings. Following consideration of the guidance in the SEC Statement, we reevaluated the accounting treatment of our warrants, which had been classified as equity, and determined to reclassify our Private Warrants as a liability measured at fair value, with changes in fair value each period reported in earnings. Due to the recurring fair value measurement, we expect to recognize non-cash gains or losses on the Private Warrants each reporting period. The amount of these quarterly gains or losses could be material, which may cause quarterly fluctuations in our consolidated financial statements and results of operations that may have an adverse effect on the market price of our common stock.

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

There may be future sales or other dilution of the Company’s equity, which may adversely affect the market price of our common stock.

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

Other Risks

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

Item 1B. Unresolved Staff Comments.

    None.

Item 2. Properties.

    Our corporate headquarters is located at 1225 17th Street, Suite 1000, Denver, CO 80202. We lease this property, which occupies approximately 27,600 square feet. In addition, we lease or otherwise have rights to use office space and storage space in El Segundo, California, Louisville, Colorado, Bentonville metro-area, Arkansas, and Naples, Florida. We also lease three distribution centers, all in Greenfield, Indiana. We utilize over 1.35 million square feet of floor space among our distribution centers.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

    Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

    Our common stock is currently quoted on the Nasdaq Capital Market under the symbol “SMPL.”

    As of October 20, 2021, there were 95,834,960 shares outstanding and 15 record holders of our common stock.

Dividends

    We currently do not pay dividends and have not paid any cash dividends on our common stock to date. We currently intend to retain our future earnings to finance the development and expansion of our business and as such, we do not expect to pay any cash dividends on our common stock in the foreseeable future. The payment of future dividends, if any, will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current and/or future financing instruments, provisions of applicable law, and any other factors our Board of Directors deems relevant.

Issuer Purchases of Equity Securities

    On November 13, 2018, the Company announced that its Board of Directors had adopted a $50.0 million stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The stock repurchase program may be suspended or discontinued at any time by the Company, and does not have an expiration date. During the fifty-two weeks ended August 28, 2021, the Company did not repurchase any shares of common stock. As of August 28, 2021, approximately $47.9 million remained available under the stock repurchase program.

Performance Graph

    The following stock performance graph compares the outstanding stock from issuance of SMPL, July 10, 2017, through August 27, 2021 (the last trading day of our fiscal year ended August 28, 2021), and the cumulative total stockholder return for (i) Company’s common stock, (ii) the Standard & Poor’s 500 Index, and (iii) the Standard & Poor’s 500 Packaged Foods & Meats Index. The graph assumes the value of the investment in our common stock and each index was $100.00 on July 10, 2017 and assumes reinvestment of any dividends.

    The stock price performance below is not necessarily indicative of future stock price performance.

$300.00
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
07/10/17
08/26/17
08/25/18
08/31/19
08/29/20
08/28/21
The Simply Good Foods Company
S&P 500 Index
S&P 500 Packaged Foods & Meats Index

	Annual Return Percentage
	Fiscal Years Ending
Company Name / Index	July 10, 2017	August 26, 2017	August 25, 2018	August 31, 2019	August 29, 2020	August 28, 2021
The Simply Good Foods Company	$100.0	$99.0	$149.8	$246.9	$211.6	$294.6
S&P 500 Index	$100.0	$100.6	$118.4	$120.6	$144.5	$185.8
S&P 500 Packaged Foods & Meats Index	$100.0	$99.5	$94.3	$101.4	$109.8	$109.5

Item 6. Reserved.

    Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

    Our fiscal year ends the last Saturday in August. Our fiscal years 2021 and 2020 ended August 28, 2021 and August 29, 2020, respectively, and were each fifty-two week periods. Our fiscal year 2019 ended August 31, 2019 was a fifty-three week period. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three week fiscal periods for the which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Saturday of each quarter (fourteenth Saturday of the fourth quarter, when applicable). Our fiscal quarters for fiscal 2021 ended on November 28, 2020, February 27, 2021, May 29, 2021 and August 28, 2021.

    Unless the context requires otherwise in this Report, the terms “we,” “us,” “our,” the “Company” and “Simply Good Foods” refer to The Simply Good Foods Company and its subsidiaries.

Overview

    The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. The product portfolio we develop, market and sell consists primarily of protein bars, ready-to-drink (“RTD”) shakes, sweet and salty snacks and confectionery products marketed under the Atkins®, Atkins Endulge®, and Quest® brand names. We believe Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities in the nutritional snacking space.

    Our nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies and health-and-wellness trends: Atkins® for those following a low-carb lifestyle and Quest® for consumers seeking a variety of protein-rich foods and beverages that also limit sugars and simple carbs. We distribute our products in major retail channels, primarily in North America, including grocery, club, and mass merchandise, as well as through e-commerce, convenience, specialty, and other channels. Our portfolio of nutritious snacking brands gives us a strong platform with which to introduce new products, expand distribution, and attract new consumers to our products.

    In November 2019, we completed the acquisition of Quest Nutrition, LLC (“Quest”), a healthy lifestyle food company, for a cash purchase price of approximately $1.0 billion (subject to customary adjustments) (the “Quest Acquisition”). For more information, please see “Liquidity and Capital Resources—Quest Acquisition.”

Effects of COVID-19

    Our consolidated results of operations for the fiscal year ended August 28, 2021 continued to be affected by the significant changes in consumer shopping and consumption behavior patterns due to COVID-19 which had begun during our third quarter in fiscal 2020. Our business did improve during the course of fiscal year 2021, driven by increasing consumer mobility and improving shopper traffic in brick and mortar retailers versus the prior periods that were pressured by COVID-19 movement restrictions. We believe there is a high correlation of consumer mobility to the consumption of our products. As shopper traffic within brick and mortar retailers improves, particularly in the mass and convenience store channels, and as consumers spend more time away from home, our business, particularly bars, performs well. There is still uncertainty related to the sustainability of improving consumer mobility and shopping trips observed in the second half of fiscal year 2021. While our Quest brand has outperformed its portion of the nutritious snacking segment, the performance of our Atkins brand, which is part of the weight management portion of the market, has improved at a slower rate. However, the Atkins brand performance for the fifty-two weeks ended August 28, 2021 has improved during the course of fiscal year 2021, primarily due to increasing consumer mobility and improving shopper traffic in brick and mortar retailers. During fiscal year 2022, we expect our business performance will continue to be correlated primarily to the level of consumer mobility, which includes the rate at which consumers return to working outside the home.

    Beginning in the third quarter of 2020, we actively engaged with the various elements of our value chain, including our retail customers, contract manufacturers, and logistics and transportation providers, to meet demand for our products and to remain informed of any challenges within our value chain. In the fourth quarter of 2020 and continuing into fiscal year 2021, consumer consumption habits became steadier, however inventory levels remain variable. Based on information available to us as of the date of this Report, we believe we will be able to deliver our products to meet customer orders on a timely basis, and therefore, we expect our products will continue to be available for purchase to meet consumer meal replacement and snacking needs for the foreseeable future. We continue to monitor customer and consumer demand along with our logistics capabilities to deliver products to our retail customers on a timely and consistent basis, and intend to adapt our plans as needed to continue to drive our business and meet our obligations during the continuing and evolving COVID-19 situation.

    We remain uncertain of the ultimate effect COVID-19 could have on our business notwithstanding the distribution of several U.S. government approved vaccines and the easing of movement restrictions. This uncertainty stems from the potential for, among other things, (i) the presence of current mutations of COVID-19 which have resulted in increased rates of reported cases for which currently approved vaccines are not as effective along with the possibility of future mutations occurring for which current approved vaccines are less effective, (ii) unexpected supply chain disruptions, including disruptions resulting from labor shortages or other human capital challenges, (iii) changes to customer operations, (iv) a reversal in recently improving consumer purchasing and consumption behavior, and (v) the closure of customer establishments.

    Please also see the information under Item 1A. “Risk Factors” for additional information regarding the risks of pandemics, such as COVID-19.

Restructuring and Related Charges

    In May 2020, we announced certain restructuring activities in conjunction with the implementation of our future-state organization design, which created a fully integrated organization with our completed Quest Acquisition. The new organization design became effective on August 31, 2020. These restructuring plans primarily include workforce reductions, changes in management structure, and the relocation of business activities from one location to another.

    For the fifty-two weeks ended August 28, 2021 and August 29, 2020, we incurred a total of $4.3 million and $5.5 million in restructuring and restructuring-related costs, respectively, which have been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income (Loss). Since the restructuring activities were announced in May 2020, we have incurred aggregate restructuring and restructuring-related costs of $9.8 million. Overall, we expect to incur a total of approximately $10.1 million in restructuring and restructuring-related costs, including the $9.8 million previously incurred, and the balance of which will be paid through the second quarter of fiscal year 2022. As of August 28, 2021, the outstanding restructuring liability was $0.9 million. Refer to Note 17, Restructuring and Related Charges, of our Consolidated Financial Statements included herein for additional information regarding restructuring activities.

SimplyProtein Sale

    Effective September 24, 2020, we sold the assets exclusively related to our SimplyProtein® brand of products for approximately $8.8 million of consideration, including cash of $5.8 million and a note receivable for $3.0 million, to a newly formed entity led by the Company’s former Canadian-based management team who had been responsible for this brand prior to the sale transaction (the “SimplyProtein Sale”). In addition to purchasing these assets, the buyer assumed certain liabilities related to the SimplyProtein® brand’s business. There was no gain or loss recognized as a result of the SimplyProtein Sale. The transaction has enabled our management to focus its full time and resources on our core Atkins® and Quest® branded businesses and other strategic initiatives.

Supply Chain

    We expect higher raw material and freight costs in fiscal year 2022. In June 2021, management notified our customers of our plans to institute a price increase effective in September 2021, the first month of our fiscal year 2022. Management believes the price increase and productivity initiatives will enable us to continue to invest in projects that drive growth.

    We have begun to see logistics challenges, which we believe have contributed to lower retail and e-commerce sales of our products due to out-of-stock situations, delayed recognition of sales and higher than historical inventory levels. In addition, we could experience additional lost sale opportunities at our retail and e-commerce customers if our products are not available for purchase as a result of disruptions in our supply chain relating to an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our contract manufacturers, or if our customers experience delays in stocking our products.

Our Reportable Segment

    Following the Quest Acquisition, our operations are organized into two operating segments, Atkins and Quest, which are aggregated into one reporting segment, due to similar financial, economic and operating characteristics. The operating segments are also similar in the following areas: (a) the nature of the products; (b) the nature of the production processes; (c) the methods used to distribute products to customers, (d) the type of customer for the products, and (e) the nature of the regulatory environment.

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
•General and administrative. General and administrative expenses comprise expenses associated with corporate and administrative functions that support our business, including employee compensation, stock-based compensation, professional services, integration costs, restructuring costs, insurance and other general corporate expenses.
•Depreciation and amortization. Depreciation and amortization costs consist of costs associated with the depreciation of fixed assets and capitalized leasehold improvements and amortization of intangible assets.
•Business transaction costs. Business transaction costs comprise legal, due diligence, consulting and accounting firm expenses associated with the process of actively pursuing potential and completed business combinations, including the Quest Acquisition.
•Loss on impairment. Loss on impairment consists of impairment charges related to our brand intangible asset.

Results of Operations

    Sales and earnings growth improved during fiscal year 2021 as compared to fiscal year 2020 primarily as a result of increased consumer mobility in fiscal year 2021 as compared to the prior fiscal year, which experienced stricter COVID-19 movement restrictions, performance of new products and product forms released during fiscal year 2021 as well as Quest’s full-year inclusion in our results of operations in fiscal year 2021 as compared to Quest’s partial inclusion in our results of operations in the prior fiscal year due to the timing of the Quest Acquisition closing. As consumer foot traffic within brick and mortar retailers improved during fiscal year 2021, particularly in the mass and convenience store channels, our business did well. Strong sales growth and cost controls around general and administrative costs more than offset higher marketing and employee-related costs.

    In assessing the performance of our business, we consider a number of key performance indicators used by management and typically used by our competitors, including the non-GAAP measure of Adjusted EBITDA. Because not all companies use identical calculations, this presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net income for each applicable period.

    A discussion regarding our financial condition and results of operations for the fifty-two weeks ended August 28, 2021 compared to the fifty-two weeks ended August 29, 2020 is presented below. A discussion regarding our financial condition and results of operations for the fifty-two weeks ended August 29, 2020 compared to the fifty-three weeks ended August 31, 2019 can be found under Item 7 of our Annual Report on Form 10-K/A for the fiscal year ended August 29, 2020, filed with the SEC on June 30, 2021.

Comparison of Results for the Fifty-Two Weeks Ended August 28, 2021 and the Fifty-Two Weeks Ended August 29, 2020

    The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	52-Weeks Ended	% of Net Sales	52-Weeks Ended	% of Net Sales
(In thousands)	August 28, 2021		August 29, 2020
Net sales	$1,005,613	100.0%	$816,641	100.0%
Cost of goods sold	595,847	59.3%	492,313	60.3%
Gross profit	409,766	40.7%	324,328	39.7%

Operating expenses:
Selling and marketing	112,928	11.2%	94,469	11.6%
General and administrative	106,181	10.6%	106,251	13.0%
Depreciation and amortization	16,982	1.7%	15,259	1.9%
Business transaction costs	—	—%	27,125	3.3%
Loss on impairment	—	—%	3,000	0.4%
Total operating expenses	236,091	23.5%	246,104	30.1%

Income from operations	173,675	17.3%	78,224	9.6%

Other income (expense):
Interest income	84	—%	1,516	0.2%
Interest expense	(31,557)	(3.1)%	(32,813)	(4.0)%
(Loss) gain in fair value change of warrant liability	(66,197)	(6.6)%	30,938	3.8%
Gain on legal settlement	5,000	0.5%	—	—%
(Loss) gain on foreign currency transactions	(5)	—%	658	0.1%
Other (expense) income	(140)	—%	441	0.1%
Total other (expense) income	(92,815)	(9.2)%	740	0.1%

Income before income taxes	80,860	8.0%	78,964	9.7%
Income tax expense	39,980	4.0%	13,326	1.6%
Net income	$40,880	4.1%	$65,638	8.0%

Other financial data:
Adjusted EBITDA (1)	$207,273	20.6%	$153,912	18.8%
(1)    Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of Adjusted EBITDA to net income for each applicable period.

    Net sales. Net sales of $1,005.6 million represented an increase of $189.0 million, or 23.1%, for the fifty-two weeks ended August 28, 2021 compared to the fifty-two weeks ended August 29, 2020. This increase was primarily attributable to the Quest brand, which increased our North America net sales by 20.4% due to Quest’s full-year inclusion in our results of operations in fiscal year 2021 as compared to Quest’s partial inclusion in our results of operations in the prior fiscal year due to the timing of the Quest Acquisition closing as well as post-acquisition Quest brand sales volume growth. The remaining increase in net sales was attributed to sales volume growth in our Atkins brand, which was driven by increased consumer mobility in fiscal year 2021 as compared to the prior fiscal year 2020 related to COVID-19 movement restrictions, and international sales. The increase in net sales was partially offset by decreased sales volume of approximately 1.5% related to the SimplyProtein Sale and the restructuring-related business activities in Europe in fiscal year 2021.

    Cost of goods sold. Cost of goods sold increased $103.5 million, or 21.0%, for the fifty-two weeks ended August 28, 2021 compared to the fifty-two weeks ended August 29, 2020. The increase in cost of goods sold was driven by sales volume growth primarily attributable to the Quest brand as discussed above, partially offset by the effect of the $7.5 million non-cash inventory step-up related to the Quest Acquisition recorded in fiscal year 2020. As previously discussed above in “Supply Chain,” we expect to have higher raw material and freight costs in fiscal year 2022, and as such management notified our customers in June 2021 of our plans to institute a price increase effective in September 2021, the first month of our fiscal year 2022. Management believes the price increase and productivity initiatives will enable us to continue to invest in projects that drive growth.

    Gross profit. Gross profit increased $85.4 million, or 26.3%, for the fifty-two weeks ended August 28, 2021 compared to the fifty-two weeks ended August 29, 2020, which was primarily driven by the sales volume growth attributable to the Quest brand as discussed above and the $7.5 million non-cash inventory step-up related to the Quest Acquisition in fiscal year 2020. Gross profit of $409.8 million, or 40.7% of net sales, for fiscal year 2021 increased 100 basis points from gross profit of $324.3 million, or 39.7% of net sales, for fiscal year 2020. The increase in gross profit as a percentage of net sales was primarily the result of the $7.5 million non-cash inventory step-up related to the Quest Acquisition in fiscal year 2020.

    Operating expenses. Operating expenses decreased $10.0 million, or 4.1%, for the fifty-two weeks ended August 28, 2021 compared to the fifty-two weeks ended August 29, 2020 due to the following:

•Selling and marketing. Selling and marketing expenses increased $18.5 million, or 19.5%, for the fifty-two weeks ended August 28, 2021 compared to the fifty-two weeks ended August 29, 2020. The increase was primarily related to Quest’s full-year inclusion in our results of operations in fiscal year 2021 as compared to Quest’s partial inclusion in the prior fiscal year due to the timing of the Quest Acquisition closing. Furthermore, there was higher selling and marketing spend related to additional brand building initiatives which occurred in fiscal year 2021 as compared to fiscal year 2020. These increases were partially offset by decreased selling and marketing expenses related to the SimplyProtein Sale and the restructuring-related business activities in Europe.
•General and administrative. General and administrative expenses decreased $0.1 million, or 0.1%, for the fifty-two weeks ended August 28, 2021 compared to the fifty-two weeks ended August 29, 2020. The decrease was primarily attributable to reductions in costs related to the integration of Quest of $7.8 million and restructuring charges of $1.2 million. These decreases were offset by increased general and administrative expenses primarily related to Quest’s full-year inclusion in our results of operations in fiscal year 2021 as compared to Quest’s partial inclusion in the prior fiscal year due to the timing of the Quest Acquisition closing as well as increased stock-based compensation expense of $0.6 million.
•Depreciation and amortization. Depreciation and amortization expenses increased $1.7 million, or 11.3%, for the fifty-two weeks ended August 28, 2021 compared to the fifty-two weeks ended August 29, 2020. The increase was primarily due to Quest’s full-year inclusion of amortization expense in fiscal year 2021 related to intangible assets recognized as part of the Quest Acquisition as compared to its partial inclusion in the prior fiscal year 2020.
•Business transaction costs. There were no business transaction costs for the fifty-two weeks ended August 28, 2021. Business transaction costs were $27.1 million for the fifty-two weeks ended August 29, 2020 and comprised expenses related to the Quest Acquisition.
•Loss on impairment. There was no loss on impairment for the fifty-two weeks ended August 28, 2021. Loss on impairment was $3.0 million in the fifty-two weeks ended August 29, 2020 and related to the impairment of the SimplyProtein brand intangible asset.

    Interest income. Interest income decreased $1.4 million for the fifty-two weeks ended August 28, 2021 compared to the fifty-two weeks ended August 29, 2020 primarily due to $195.3 million of cash on hand being utilized for the Quest Acquisition in the first quarter of fiscal year 2020 and lower market rates.

    Interest expense. Interest expense decreased $1.3 million for the fifty-two weeks ended August 28, 2021 compared to the fifty-two weeks ended August 29, 2020 primarily due to principal payments reducing the outstanding balance of the Term Facility (as defined below). We funded the Term Facility in the amount of $460.0 million to partially finance the Quest Acquisition in the first quarter of fiscal 2020, and we made principal repayments of $50.0 million during fiscal year 2020. In fiscal year 2021, we made additional principal payments of $150.0 million. The decrease in interest expense was partially offset by a $1.1 million increase in amortization of deferred financing costs and debt discount, which was $4.6 million for the fifty-two weeks ended August 28, 2021 compared to $3.5 million for the fifty-two weeks ended August 29, 2020.

    (Loss) gain in fair value change of warrant liability. During the fifty-two weeks ended August 28, 2021 and the fifty-two weeks ended August 29, 2020, we recorded a non-cash loss of $66.2 million and a non-cash gain of $30.9 million, respectively, related to changes in valuation of our liability-classified warrants issued through a private placement (“Private Warrants”), which is primarily driven by movements in our stock price and volatility measurements.

    Gain on legal settlement. The Company recorded a $5.0 million gain on a legal settlement during the fifty-two weeks ended August 28, 2021.

    (Loss) gain on foreign currency transactions. An immaterial loss on foreign currency transactions was recorded for the fifty-two weeks ended August 28, 2021 compared to a foreign currency gain of $0.7 million for the fifty-two weeks ended August 29, 2020. The variance primarily relates to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense increased $26.7 million for the fifty-two weeks ended August 28, 2021 compared to the fifty-two weeks ended August 29, 2020. The increase in our income tax expense is primarily driven by higher income from operations, partially offset by changes in permanent differences.

    Net income (loss). Net income was $40.9 million for the fifty-two weeks ended August 28, 2021, a decrease of $24.8 million, compared to net income of $65.6 million for the fifty-two weeks ended August 29, 2020. The decrease in net income was primarily driven by the non-cash fair value loss in the current period compared to a fair value gain in the prior period related to the measurement of our liability-classified Private Warrants, and also the increase to our income tax expense for the fiscal year 2021 as compared to the fiscal year 2020, which was partially offset by increased income from operations as discussed above.

    Adjusted EBITDA. Adjusted EBITDA increased $53.4 million, or 34.7%, for the fifty-two weeks ended August 28, 2021 compared to the fifty-two weeks ended August 29, 2020, driven primarily by sales volume growth for both brands and Quest’s full-year inclusion in our results of operations in fiscal year 2021 as compared to Quest’s partial inclusion in fiscal year 2020 as discussed above. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

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

    The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the fifty-two weeks ended August 28, 2021 and the fifty-two weeks ended August 29, 2020:

	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 28, 2021	August 29, 2020
Net income	$40,880	$65,638
Interest income	(84)	(1,516)
Interest expense	31,557	32,813
Income tax expense	39,980	13,326
Depreciation and amortization	18,174	16,007
EBITDA	130,507	126,268
Business transaction costs	—	27,125
Stock-based compensation expense	8,265	7,636
Inventory step-up	—	7,522
Integration of Quest	2,928	10,742
Restructuring	4,324	5,527
Non-core legal costs	—	718
Loss (gain) in fair value change of warrant liability	66,197	(30,938)
Gain on legal settlement	(5,000)	—
Other (1)	52	(688)
Adjusted EBITDA	$207,273	$153,912
(1)    Other items consist principally of exchange impact of foreign currency transactions and other expenses.

Liquidity and Capital Resources

Overview

    We have historically funded our operations with cash flow from operations and, when needed, with borrowings under our credit facilities. Our principal uses of cash have been working capital, debt service, and the Quest Acquisition.

    We had $75.3 million in cash as of August 28, 2021. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

    Our material future cash requirements from contractual and other obligations relate primarily to our principal and interest payments for our Term Facility, as discussed below, and our operating and finance leases. Refer to Note 7, Long-Term Debt and Line of Credit, and Note 10, Leases, of the Consolidated Financial Statements included in Item 8 of this Report for additional information related to the expected timing and amount of payments related to our contractual and other obligations.

Debt and Credit Facilities

    On July 7, 2017, we entered into a credit agreement with Barclays Bank PLC and other parties (as amended to date, the “Credit Agreement”). The Credit Agreement at that time provided for (i) a term facility of $200.0 million (“Term Facility”) with a seven-year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five-year maturity. Substantially concurrent with the consummation of the Business Combination, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn. The interest rate per annum is based on either: (i) a base rate equaling the higher of (a) the “prime rate,” (b) the federal funds effective rate plus 0.50%, or (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements plus (x) 4.00% margin for the Term Loan subject to a floor of 1.00% or (y) 3.00% margin for the Revolving Credit Facility. The Simply Good Foods Company is not a borrower under the Credit Agreement and has not provided a guarantee of the Credit Agreement. Simply Good Foods USA, Inc., is the administrative borrower and certain other subsidiary holding companies are co-borrowers under the Credit Agreement. Each of our domestic subsidiaries that is not a named borrower under the Credit Agreement has provided a guarantee on a secured basis. As security for the payment or performance of the debt under the Credit Agreement, the borrowers and the guarantors have pledged certain equity interests in their respective subsidiaries and granted the lenders a security interest in substantially all of their domestic assets. All guarantors other than Quest Nutrition, LLC are holding companies with no assets other than their investments in their respective subsidiaries.

    On March 16, 2018 (the “Amendment Date”), we entered into an amendment (the “Repricing Amendment”) to the Credit Agreement. As a result of the Repricing Amendment, the interest rate on the Term Loan was reduced and, as of the Amendment Date, such loans had an interest rate equal to, at our option, either LIBOR plus an applicable margin of 3.50% or a base rate plus an applicable margin of 2.50%. The Repricing Amendment did not change the interest rate on the Revolving Credit Facility. The Revolving Credit Facility continued to bear interest based upon our consolidated net leverage ratio as of the last financial statements delivered to the administrative agent. No additional debt was incurred or any proceeds received by us in connection with the Repricing Amendment. The incremental fees paid to the administrative agent are reflected as additional debt discount and are amortized over the terms of the long-term financing agreements using the effective-interest method.

    On November 7, 2019, we entered into a second amendment (the “Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $460.0 million. The Term Facility together with the incremental borrowing make up the Initial Term Loans (as defined in the Incremental Facility Amendment) and as of the Amendment No. 2 Effective Date (as defined in the Incremental Facility Amendment), the Initial Term Loans bear interest at a rate equal to, at our option, either LIBOR plus an applicable margin of 3.75% or a base rate plus an applicable margin of 2.75%. The Incremental Facility Amendment was executed to partially finance the Quest Acquisition. No amounts under the Term Facility were repaid as a result of the execution of the Incremental Facility Amendment.

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

    The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all financial covenants as of August 28, 2021 and August 29, 2020, respectively.

    As of August 28, 2021, the outstanding balance of the Term Facility was $456.5 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended August 28, 2021. The outstanding balance of the Term Facility is due upon its maturity in July 2024. As of August 28, 2021, there were no amounts drawn against the Revolving Credit Facility.

Public Equity Offering

    On October 9, 2019, we completed an underwritten public offering of 13,379,205 shares of our common stock at a price to the public of $26.35 per share. We paid underwriting discounts and commissions of $0.19 per share resulting in net proceeds to us of $26.16 per share, or approximately $350.0 million (the “Offering”). We paid $0.8 million for legal, accounting and registrations fees related to the Offering. The net proceeds were used to pay a portion of the purchase price and related fees and expenses for the Quest Acquisition.

Quest Acquisition

    On August 21, 2019, our wholly-owned subsidiary Simply Good Foods USA, Inc., formerly known as Atkins Nutritionals, Inc. (“Simply Good USA”) entered into a Stock and Unit Purchase Agreement (the “Purchase Agreement”) with VMG Voyage Holdings, LLC, VMG Tax-Exempt II, L.P., Voyage Employee Holdings, LLC, and other sellers, as defined in the Purchase Agreement, to acquire Quest, a healthy lifestyle food company. On November 7, 2019, pursuant to the Purchase Agreement, Simply Good USA completed the Quest Acquisition, for a cash purchase price of approximately $1.0 billion, subject to customary post-closing adjustments.

    The Quest Acquisition was funded through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from an underwritten public offering of common stock, and $443.6 million in new term loan debt. In the third fiscal quarter of 2020, we received a post-closing release from escrow of approximately $2.1 million related to net working capital adjustments, resulting in a total net consideration paid of $986.8 million. Business transaction costs within the Consolidated Statements of Operations and Comprehensive Income (Loss) for the fifty-two weeks ended August 29, 2020 was $27.1 million, which included $14.5 million of transaction advisory fees related to the Quest Acquisition, $3.2 million of banker commitment fees, $6.1 million of non-deferrable debt issuance costs related to the incremental term loan, and $3.3 million of other costs, including legal, due diligence, and accounting fees.

Warrants to Purchase Common Stock

    As a result of the Business Combination with Conyers Park Sponsor, LLC, we assumed 13,416,667 public warrants and 6,700,000 Private Warrants, exercisable for common stock of Simply Good Foods. Refer to Note 12, Stockholders’ Equity of the Consolidated Financial Statements included in Item 8 of this Report for additional details regarding our public and Private Warrants.

    As of August 28, 2021, our Private Warrants to purchase 6,700,000 shares of common stock remain outstanding, are held by Conyers Park Sponsor, LLC, a related party, and remain liability-classified. If all Private Warrants are exercised at the $11.50 exercise price per warrant, our cash would increase by $77.1 million.

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

Cash Flows

    The following table sets forth the major sources and uses of cash for the fifty-two weeks ended August 28, 2021 and the fifty-two weeks ended August 29, 2020. A discussion regarding the major sources and uses of cash for the fifty-three weeks ended August 31, 2019 can be found under Item 7 of our Annual Report on Form 10-K/A for the fiscal year ended August 29, 2020, filed with the SEC on June 30, 2021.

	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 28, 2021	August 29, 2020
Net cash provided by operating activities	$132,089	$58,921
Net cash used in investing activities	$(2,506)	$(983,994)
Net cash (used in) provided by financing activities	$(150,049)	$754,652

    Operating activities. Our net cash provided by operating activities increased $73.2 million to $132.1 million for the fifty-two weeks ended August 28, 2021 compared to $58.9 million for the fifty-two weeks ended August 29, 2020. The increase in cash provided by operating activities was primarily attributable to higher operating income driven by (i) the Quest® brand sales volume growth, which increased our North America net sales by 20.4% due to Quest’s full-year inclusion in our results of operations in fiscal year 2021 as compared to Quest’s partial inclusion in our results of operations in the prior fiscal year due to the timing of the Quest Acquisition as well as post-acquisition Quest brand sales volume growth and (ii) significant reductions in cash outlays and changes in working capital related to the Quest Acquisition, including decreased business transaction costs of $27.1 million and decreased integration costs of $7.8 million in the fifty-two weeks ended August 28, 2021 as compared to the fifty-two weeks ended August 29, 2020. Additionally, in the fifty-two weeks ended August 28, 2021 we received $5.0 million related to a gain on legal settlement and reduced our cash paid for interest by $2.2 million as compared to the fifty-two weeks ended August 29, 2020 due to significant principal payments made to reduce the outstanding balance of the Term Facility, as discussed in Financing Activities below. These increases in cash provided by operating activities were partially offset by (i) increased cash paid for taxes of $27.7 million in the fifty-two weeks ended August 28, 2021 as compared to the fifty-two weeks ended August 29, 2020 and (ii) an increase in $5.7 million cash payments made for restructuring-related costs, predominately composed of termination benefits and severance payments, in the fifty-two weeks ended August 28, 2021 as compared to the fifty-two weeks ended August 29, 2020.

    Investing activities. Our net cash used in investing activities decreased to $2.5 million for the fifty-two weeks ended August 28, 2021 compared to $984.0 million of net cash used in investing activities for the fifty-two weeks ended August 29, 2020. Our net cash used in investing activities for the fifty-two weeks ended August 28, 2021 primarily comprised $5.9 million of purchases of property and equipment and the issuance of a $1.6 million note receivable, which was partially offset by the $5.8 million of cash proceeds received from the SimplyProtein Sale. The $984.0 million of net cash used in investing activities for the fifty-two weeks ended August 29, 2020 primarily comprised the cash paid for the Quest Acquisition of $982.1 million, net of cash acquired.

    Financing activities. Our net cash used in financing activities was $150.0 million for the fifty-two weeks ended August 28, 2021 compared to net cash provided by financing activities of $754.7 million for the fifty-two weeks ended August 29, 2020. Net cash used in financing activities for the fifty-two weeks ended August 28, 2021 primarily consisted of $150.0 million in principal payments on the Term Facility, an increase of $100.0 million compared to the prior year. Our net cash provided by financing activities for the fifty-two weeks ended August 29, 2020 included gross proceeds of $352.5 million from the Offering offset by issuance costs of $3.3 million, proceeds of $460.0 million from the Term Facility borrowing related to the Incremental Facility Amendment offset by issuance costs of $8.2 million, and $25.0 million of proceeds from the borrowing under the Revolving Credit Facility. The cash provided by financing activities for the fifty-two weeks ended August 29, 2020 was offset by $50.0 million of principal payments on the Term Facility and $25.0 million of repayments of the Revolving Credit Facility.

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

    Although some payment terms may be longer, the majority of our payment terms are less than 60 days. As a result, we do not have any material significant payments terms as payment is received shortly after the time of sale.

    While our revenue recognition does not involve significant judgment, it represents a key accounting policy.

Trade Promotions

    We offer trade promotions through various programs to customers and consumers. Trade promotions include discounts, rebates, slotting and other marketing activities. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires management to make estimates regarding the volume of incentive that will be redeemed and their total cost. These estimates are made using various information including historical data on performance of similar trade promotional activities, market data from IRI, and the Company’s best estimates of current activity. Our consolidated financial statements could be materially affected if the actual promotion rates are different from the estimated rates.

    As of August 28, 2021 and August 29, 2020, the allowance for trade promotions was $22.3 million and $25.2 million, respectively. Differences between estimated expense and actual redemptions are recognized as a change in management estimate in a subsequent period. These differences have historically been insignificant.

Business Combination

    On November 7, 2019, pursuant to the Purchase Agreement, we completed the Quest Acquisition for a cash purchase price of approximately $1.0 billion, subject to customary post-closing adjustments. The Quest Acquisition was accounted for using the acquisition method of accounting prescribed by Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), whereby the results of operations, including the revenues and earnings of Quest, are included in the financial statements from the date of acquisition. Additionally, assets acquired and liabilities assumed were recognized at their fair values based on widely accepted valuation techniques in accordance with ASC Topic 820, Fair Value Measurements, as of the closing date. Significant judgment is required to determine the fair value of certain tangible and intangible assets. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. We completed our final fair value determination of the assets acquired and liabilities assumed in the Quest Acquisition during the first quarter of fiscal 2021. Measurement period adjustments were recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date.

Goodwill and Other Intangible Assets

    Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually, or more frequently if indicators of impairment exist. We perform our goodwill impairment assessment for each reporting unit that has goodwill, which for fiscal years 2021 and 2020 consists of both of our operating segments, Atkins and Quest. In fiscal year 2019, we had one operating segment, Atkins. Our brands and trademarks comprise our indefinite-lived intangibles. We conduct our annual impairment tests at the beginning of the fourth fiscal quarter. The process of evaluating goodwill and indefinite-lived intangibles for impairment is subjective and requires significant judgment at many points during the analysis.

    We assess goodwill and indefinite-lived intangible assets using either a qualitative or quantitative approach to determine whether it is more likely than not that the fair values of the reporting units or indefinite-lived intangible assets are less than their carrying amounts. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If we determine that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. Otherwise, no further assessment is required. The quantitative approach compares the estimated fair value of the reporting unit, including goodwill, or the indefinite-lived intangible asset to its carrying amount. The material inputs and assumptions underlying the quantitative assessments of goodwill and intangible impairment are based on operational forecasts derived from expectations of future operating performance, which require considerable management judgment regarding matters that are uncertain and susceptible to change. Impairment is indicated if the estimated fair value of the reporting unit or indefinite-lived intangible asset is less than the carrying amount, and an impairment charge is recognized for the differential.

    For fiscal year 2021, we performed qualitative assessments of goodwill and indefinite-lived intangible assets. The qualitative assessments did not identify indicators of impairment, and it was determined that it was more likely than not each reporting unit and indefinite-lived intangible had fair values in excess of their carrying values. Accordingly, no further impairment assessment was necessary, and no impairment charges related to goodwill or indefinite-lived intangibles were recognized in the fifty-two weeks ended August 28, 2021. Additionally, we determined there was not a material risk for future possible impairments as of the date of the assessment.

    For fiscal year 2020, we elected to bypass the qualitative assessment and proceed directly to performing the first step of the quantitative goodwill impairment assessment for each reporting unit. We performed the first step of the quantitative goodwill impairment assessment by comparing the fair value of each of our reporting units, Atkins and Quest, to its carrying amount, including goodwill. The estimated fair values of the Atkins and Quest reporting units substantially exceeded their carrying values. We determined neither reporting unit was impaired, therefore, no impairment charges related to goodwill were recorded in the fifty-two weeks ended August 29, 2020.

    Additionally, for fiscal year 2020, we elected to qualitatively assess for impairment the indefinite-lived intangible related to our Quest brand and trademark. The qualitative assessment indicated that it was more likely than not that the Quest brand and trademark indefinite-lived intangible’s fair value exceeded its carrying amount, and as a result we did not perform a quantitative assessment. For our indefinite-lived brand and trademark intangible related to our Atkins brand, we elected to bypass the qualitative assessment and proceed directly to performing the quantitative impairment assessment. The estimated fair value of the Atkins brand and trademark indefinite-lived intangible substantially exceeded its carrying value. During the fourth quarter of fiscal 2020, we determined there were indicators of impairment related to the SimplyProtein brand intangible asset, including but not limited to an offer to sell the SimplyProtein brand. Therefore, we performed a quantitative assessment of our brand intangible asset, which indicated the fair value did not exceed the carrying value, resulting in a loss on impairment of $3.0 million in the fifty-two weeks ended August 29, 2020.

    For fiscal year 2019, we elected to perform quantitative assessments of goodwill for the Atkins reporting unit and our indefinite-lived intangible assets, and the estimated fair values substantially exceeded their carrying values. We determined neither reporting unit was impaired, therefore, no impairment charges related to goodwill or indefinite-lived intangibles were recognized in the fifty-three weeks ended August 31, 2019.

    We also have intangible assets that have determinable useful lives, consisting primarily of customer relationships, proprietary recipes and formulas, licensing agreements, and software and website development costs. Costs of these finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are tested for impairment when events or circumstances indicated that the carrying amount may not be recoverable. For the fiscal years ended August 28, 2021, August 29, 2020 and August 31, 2019, we did not identify indicators of impairment related to our finite-lived intangible assets, and as such there were no impairments recorded related to finite-lived intangible assets. We also determined that there was no material risk for future possible intangible impairments related to our finite-lived intangible assets as of the dates of the assessments.

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

Warrant Liability

    We account for our Private Warrants as a derivative warrant liability in accordance with ASC Topic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. Accordingly, we recognize the Private Warrants as a liability at fair value and adjust the Private Warrants to fair value at each reporting period through other income. We utilize the Black-Scholes option-pricing valuation model (“Black-Scholes model”) to estimate the fair value of the Private Warrants at each reporting date.

    The application of the Black-Scholes model utilizes significant assumptions, including expected volatility, the determination of which requires significant judgment. In order to determine the most accurate measure of this volatility, we measured expected volatility based on several inputs, including considering a peer group of publicly traded companies, Simply Good Foods’ implied volatility based on traded options, the implied volatility of comparable warrants, and the implied volatility of any outstanding public warrants during the periods they were outstanding. As a result of the unobservable inputs that were used to determine the expected volatility of the Private Warrants, the fair value measurement of these warrants reflects a Level 3 measurement within the fair value measurement hierarchy. Historically, expected volatility has been a key assumption or input to the valuation of the Private Warrants. However, as the Private Warrants approach their expiration, changes in the expected volatility assumption have less impact on the Black-Scholes model valuation. As of August 28, 2021, changes in the expected volatility assumption of 10% insignificantly affected the estimated fair value of the Private Warrants.

New Accounting Pronouncements

    Refer to Note 2, Summary of Significant Accounting Policies, of our Consolidated Financial Statements in this Report for information regarding recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

    COVID-19. The current COVID-19 outbreak situation remains dynamic and subject to rapid and possibly material change including, but not limited to, changes that may materially affect the operations of our customers and supply chain partners, which ultimately could result in material negative effects on our business and results of operations. Refer to Item 1A, Risk Factors, for additional discussion of our risks associated with pandemics, epidemics or disease outbreaks, such as COVID-19.

    Interest rate risk. We are subject to interest rate risk in connection with borrowing based on a variable interest rate. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. Assuming average variable rate debt levels during the year, a 1% increase in interest rates would have increased interest expense by approximately $5.3 million for the fifty-two weeks ended August 28, 2021.

    Foreign currency risk. We are exposed to changes in currency rates as a result of investments in foreign operations and revenue generated in currencies other than the U.S. Dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Historically, our foreign currency risk has primarily related to our operations in Canada, which were largely related to the SimplyProtein brand. With the SimplyProtein Sale in September 2020 as well as the restructuring-related business activities in Europe, we have mitigated some of our risk of exposure to changes in foreign currency rates.

    Inflation. While inflation may affect our revenue and cost of services and products, we believe the effects of inflation, if any, on our results of operations and financial condition during the fifty-two weeks ended August 28, 2021 have not been significant. However, there can be no assurance that results of operations and financial condition will not be materially affected by inflation in the future.

    Supply chain. We are exposed to risks associated with changes in the costs of our raw materials as well as changes to our supply and distribution costs. We expect higher raw material and freight costs in fiscal year 2022. As a result, in June 2021, management notified our customers of our plans to institute a price increase effective in September 2021, the first month of our fiscal year 2022. Management believes the price increase and productivity initiatives will enable us to continue to invest in projects that drive growth. However, there can be no assurance that the price increase will fully offset the effects of higher raw material and freight costs on our results of operations and financial condition. We have also begun to see logistics challenges, which we believe have contributed to lower retail and e-commerce sales of our products due to out-of-stock situations, delayed recognition of sales and higher than historical inventory levels. In addition, we could experience additional lost sale opportunities at our retail and e-commerce customers if our products are not available for purchase as a result of disruptions in our supply chain relating to an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our contract manufacturers, or if our customers experience delays in stocking our products. Refer to Item 1A, Risk Factors, for additional discussion of our risks associated with the costs of our raw materials, such as our core ingredients and packaging, and our supply chain.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Simply Good Foods Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Simply Good Foods Company and subsidiaries (the "Company") as of August 28, 2021 and August 29, 2020, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows, for the fifty-two week periods ended August 28, 2021 and August 29, 2020, and the fifty-three week period ended August 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 28, 2021 and August 29, 2020, and the results of its operations and its cash flows for each of the three years in the period ended August 28, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 28, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Trade Promotions — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company offers trade promotions through various programs to customers and consumers. Trade promotions include discounts, rebates, slotting, and other marketing activities. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires the Company to make estimates regarding the volume of incentives that will be redeemed and their total costs. These estimates are made using various information including historical data on performance of similar trade promotional activities, current market data, and the Company's best estimates of current activity. As of August 28, 2021, the allowance for trade promotions balance, which is recorded as a reduction to accounts receivable, was approximately $22.3 million.

Given the subjectivity of estimating the expected promotional claims and the volume of trade promotions, performing audit procedures to evaluate whether the allowance for trade promotion balance is appropriately recorded as of August 28, 2021, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our auditing procedures related to the allowance for trade promotion balance included the following, among others:

•For a selection of allowances for trade promotion balances recorded as of August 28, 2021, we:
◦Confirmed contract terms directly with the customer.
◦Agreed contract terms from the accounting records to the promotion agreement with the customer and verified the promotion period was prior to August 29, 2021.
◦For a selection of those allowances for trade promotion balances based on volume estimates, we evaluated the appropriateness of those estimates using historical data on performance of similar trade promotional activities, third-party data, and subsequent customer activity.
•We evaluated management’s ability to estimate promotional claims incurred, but not yet received for potential management bias by comparing historical promotional claims received to management’s estimates of the claims to be received.
•For a selection of customer promotional claims presented or resolved after August 28, 2021, we compared that amount to the August 28, 2021 allowance for promotion balance and traced presented or resolved deduction to a properly recorded sale.

/s/ Deloitte & Touche LLP

Denver, Colorado
October 26, 2021

We have served as the Company’s auditor since 2019.

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	August 28, 2021	August 29, 2020
Assets
Current assets:
Cash	$75,345	$95,847
Accounts receivable, net	111,456	89,740
Inventories	97,269	59,085
Prepaid expenses	4,902	3,644
Other current assets	9,694	11,947
Total current assets	298,666	260,263

Long-term assets:
Property and equipment, net	16,584	11,850
Intangible assets, net	1,139,041	1,158,768
Goodwill	543,134	544,774
Other long-term assets	54,792	32,790
Total assets	$2,052,217	$2,008,445

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$59,713	$32,240
Accrued interest	60	960
Accrued expenses and other current liabilities	53,606	38,007
Current maturities of long-term debt	285	271
Total current liabilities	113,664	71,478

Long-term liabilities:
Long-term debt, less current maturities	451,269	596,879
Deferred income taxes	93,755	84,352
Warrant liability	159,835	93,638
Other long-term liabilities	44,890	22,765
Total liabilities	863,413	869,112
See commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 95,882,908 and 95,751,845 issued at August 28, 2021 and August 29, 2020, respectively	959	958
Treasury stock, 98,234 shares at cost at August 28, 2021 and August 29, 2020	(2,145)	(2,145)
Additional paid-in-capital	1,085,001	1,076,472
Retained earnings	105,807	64,927
Accumulated other comprehensive loss	(818)	(879)
Total stockholders’ equity	1,188,804	1,139,333
Total liabilities and stockholders’ equity	$2,052,217	$2,008,445

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
	August 28, 2021	August 29, 2020	August 31, 2019
Net sales	$1,005,613	$816,641	$523,758
Cost of goods sold	595,847	492,313	306,075
Gross profit	409,766	324,328	217,683

Operating expenses:
Selling and marketing	112,928	94,469	67,694
General and administrative	106,181	106,251	62,180
Depreciation and amortization	16,982	15,259	7,496
Business transaction costs	—	27,125	7,107
Loss on impairment	—	3,000	—
Loss in fair value change of contingent consideration – TRA liability	—	—	533
Total operating expenses	236,091	246,104	145,010

Income from operations	173,675	78,224	72,673

Other income (expense):
Interest income	84	1,516	3,826
Interest expense	(31,557)	(32,813)	(13,627)
(Loss) gain in fair value change of warrant liability	(66,197)	30,938	(72,673)
Gain on legal settlement	5,000	—	—
Gain on settlement of TRA liability	—	—	1,534
(Loss) gain on foreign currency transactions	(5)	658	(452)
Other (expense) income	(140)	441	196
Total other (expense) income	(92,815)	740	(81,196)

Income (loss) before income taxes	80,860	78,964	(8,523)
Income tax expense	39,980	13,326	16,711
Net income (loss)	$40,880	$65,638	$(25,234)

Other comprehensive income (loss):
Foreign currency translation adjustments	61	(43)	(38)
Comprehensive income (loss)	$40,941	$65,595	$(25,272)

Earnings (loss) per share:
Basic	$0.43	$0.70	$(0.31)
Diluted	$0.42	$0.35	$(0.31)
Weighted average shares outstanding:
Basic	95,743,413	93,968,953	80,734,091
Diluted	97,365,598	98,343,722	80,734,091

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
	August 28, 2021	August 29, 2020	August 31, 2019
Operating activities
Net income (loss)	$40,880	$65,638	$(25,234)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,174	16,007	7,644
Amortization of deferred financing costs and debt discount	4,636	3,508	1,352
Stock compensation expense	8,265	7,636	5,501
Loss on impairment	—	3,000	—
Loss (gain) in fair value change of warrant liability	66,197	(30,938)	72,673
Estimated credit losses	1,114	—	—
Loss in fair value change of contingent consideration – TRA liability	—	—	533
Gain on settlement of TRA liability	—	—	(1,534)
Unrealized loss (gain) on foreign currency transactions	5	(658)	452
Deferred income taxes	9,403	8,216	10,869
Loss on disposal of property and equipment	—	—	6
Amortization of operating lease right-of-use asset	5,051	3,848	—
Loss on operating lease right-of-use asset impairment	686	—	—
Gain on lease termination	(156)	—	—
Other	(16)	(389)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(22,284)	(18,288)	(8,360)
Inventories	(39,349)	23,880	(8,178)
Prepaid expenses	(1,202)	680	(824)
Other current assets	2,322	(5,022)	(2,155)
Accounts payable	25,923	(8,736)	4,734
Accrued interest	(900)	(733)	1,111
Accrued expenses and other current liabilities	15,423	(5,572)	14,378
Other	(2,083)	(3,156)	74
Net cash provided by operating activities	132,089	58,921	73,042
Investing activities
Purchases of property and equipment	(5,911)	(1,736)	(1,037)
Issuance of note receivable	(1,600)	(500)	(750)
Proceeds from note receivable	—	1,250	—
Acquisition of business, net of cash acquired	—	(982,075)	—
Proceeds from sale of business	5,800	—	—
Investments in intangible assets and other assets	(795)	(933)	—
Net cash used in investing activities	(2,506)	(983,994)	(1,787)
Financing activities
Proceeds from option exercises	700	4,206	706
Cash received from warrant exercises	—	—	113,464
Tax payments related to issuance of restricted stock units	(435)	(191)	(181)
Proceeds from issuance of common stock	—	352,542	—
Equity issuance costs	—	(3,323)	—
Repurchase of common stock	—	—	(2,145)
Payments on finance lease obligations	(314)	(374)	—
Principal payments of long-term debt	(150,000)	(50,000)	(2,000)
Repayments of Revolving Credit Facility	—	(25,000)	—
Proceeds from issuance of long-term debt	—	460,000	—
Proceeds from Revolving Credit Facility	—	25,000	—
Deferred financing costs	—	(8,208)	—
Settlement of TRA liability	—	—	(26,468)
Net cash (used in) provided by financing activities	(150,049)	754,652	83,376

Net (decrease) increase in cash	(20,466)	(170,421)	154,631
Effect of exchange rate on cash	(36)	(73)	(261)
Cash at beginning of period	95,847	266,341	111,971
Cash at end of period	$75,345	$95,847	$266,341

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
	August 28, 2021	August 29, 2020	August 31, 2019
Supplemental disclosures of cash flow information
Cash paid for interest	$27,821	$30,038	$11,164
Cash paid for taxes	$32,190	$4,530	$7,451
Non-cash investing and financing transactions
Non-cash proceeds from sale of business	$3,000	$—	$—
Operating lease right-of-use assets recognized at ASU No 2016-02 transition	$—	$5,102	$—
Finance lease right-of-use assets recognized at ASU No 2016-02 transition	$—	$1,185	$—
Operating lease right-of-use assets recognized after ASU No 2016-02 transition	$26,222	$3,554	$—
Non-cash additions to property and equipment	$1,203	$—	$—
Non-cash additions to intangible assets and other assets	$218	$—	$—

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, August 25, 2018	70,605,675	$706	—	$—	$596,364	$24,523	$(798)	$620,795
Net income	—	—	—	—	—	(25,234)	—	(25,234)
Stock-based compensation	—	—	—	—	5,501	—	—	5,501
Foreign currency translation adjustments	—	—	—	—	—	—	(38)	(38)
Repurchase of common stock	—	—	98,234	(2,145)	—	—	—	(2,145)
Shares issued upon vesting of restricted stock units	80,293	1	—	—	(182)	—	—	(181)
Exercise of options to purchase common stock	87,017	1	—	—	705	—	—	706
Warrant conversion	11,200,299	112	—	—	113,352	—	—	113,464
Balance, August 31, 2019	81,973,284	$820	98,234	$(2,145)	$715,740	$(711)	$(836)	$712,868
Net loss	—	—	—	—	—	65,638	—	65,638
Stock-based compensation	—	—	—	—	7,636	—	—	7,636
Foreign currency translation adjustments	—	—	—	—	—	—	(43)	(43)
Public equity offering	13,379,205	134	—	—	349,085	—	—	349,219
Shares issued upon vesting of restricted stock units	58,974	1	—	—	(192)	—	—	(191)
Exercise of options to purchase common stock	340,382	3	—	—	4,203	—	—	4,206
Balance, August 29, 2020	95,751,845	$958	98,234	$(2,145)	$1,076,472	$64,927	$(879)	$1,139,333
Net income	—	—	—	—	—	40,880	—	40,880
Stock-based compensation	—	—	—	—	8,265	—	—	8,265
Foreign currency translation adjustments	—	—	—	—	—	—	61	61
Shares issued upon vesting of restricted stock units	72,755	1	—	—	(436)	—	—	(435)
Exercise of options to purchase common stock	58,308	—	—	—	700	—	—	700
Balance, August 28, 2021	95,882,908	$959	98,234	$(2,145)	$1,085,001	$105,807	$(818)	$1,188,804

See accompanying Notes to the Consolidated Financial Statements

Notes to Consolidated Financial Statements
(In thousands, except for share and per share data)

1. Nature of Operations and Principles of Consolidation

Description of Business

    The Simply Good Foods Company (“Simply Good Foods” or the “Company”) was formed by Conyers Park Acquisition Corp. (“Conyers Park”) on March 30, 2017. On April 10, 2017, Conyers Park and NCP-ATK Holdings, Inc., among others, entered into a definitive merger agreement (the “Merger Agreement”), pursuant to which on July 7, 2017, Conyers Park merged into Simply Good Foods and as a result acquired the companies which conducted the Atkins® brand business (the “Business Combination”). The common stock of Simply Good Foods is listed on the Nasdaq Capital Market under the symbol “SMPL.”

    On August 21, 2019, the Company’s wholly-owned subsidiary Simply Good Foods USA, Inc., formerly known as Atkins Nutritionals, Inc., (“Simply Good USA”) entered into a Stock and Unit Purchase Agreement (the “Purchase Agreement”) to acquire Quest Nutrition, LLC (“Quest”), a healthy lifestyle food company (the “Quest Acquisition”). On November 7, 2019, Simply Good USA completed the Quest Acquisition via Simply Good USA’s acquisition of 100% of the equity interests of Voyage Holdings, LLC, and VMG Quest Blocker, Inc. (the “Target Companies”) for a cash purchase price of approximately $1.0 billion subject to customary post-closing adjustments for the Target Companies’ levels of cash, indebtedness, net working capital and transaction expenses as of the closing date.

    The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. The product portfolio the Company develops, markets and sells consists primarily of protein bars, ready-to-drink (“RTD”) shakes, sweet and salty snacks and confectionery products marketed under the Atkins®, Atkins Endulge®, and Quest® brand names. Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities in the nutritional snacking space.

    The Company’s nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies and health-and-wellness trends: Atkins® for those following a low-carb lifestyle and Quest® for consumers seeking a variety of protein-rich foods and beverages that also limit sugars and simple carbs. The Company distributes its products in major retail channels, primarily in North America, including grocery, club, and mass merchandise, as well as through e-commerce, convenience, specialty, and other channels. The Company’s portfolio of nutritious snacking brands gives it a strong platform with which to introduce new products, expand distribution, and attract new consumers to its products.

    The Company remains uncertain of the ultimate effect COVID-19 could have on its business notwithstanding the distribution of several U.S. government approved vaccines and the easing of movement restrictions. This uncertainty stems from the potential for, among other things, (i) the presence of current mutations of COVID-19 which have resulted in increased rates of reported cases for which currently approved vaccines are not as effective along with the possibility of future mutations occurring for which current approved vaccines are less effective, (ii) unexpected supply chain disruptions, including disruptions resulting from labor shortages or other human capital challenges, (iii) changes to customer operations, (iv) a reversal in recently improving consumer purchasing and consumption behavior, and (v) the closure of customer establishments.

Basis of Presentation

    The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The Company maintains its accounting records on a 52/53-week fiscal year, ending on the last Saturday in August.

    The financial information presented within the Company’s consolidated financial statements has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial statements include Consolidated Balance Sheets for the periods ended August 28, 2021 and August 29, 2020. The remaining financial statements include the fifty-two weeks ended August 28, 2021, the fifty-two weeks ended August 29, 2020, and the fifty-three weeks ended August 31, 2019.

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

Business Combination

    On November 7, 2019, pursuant to the Purchase Agreement, the Company completed the Quest Acquisition for a cash purchase price of approximately $1.0 billion, subject to customary post-closing adjustments. The Quest Acquisition was accounted for using the acquisition method of accounting prescribed by ASC Topic 805, Business Combinations (“ASC 805”), whereby the results of operations, including the revenues and earnings of Quest, are included in the financial statements from the date of acquisition. Additionally, assets acquired and liabilities assumed were recognized at their fair values based on widely accepted valuation techniques in accordance with ASC Topic 820, Fair Value Measurements, as of the closing date. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. The Company completed its final assessment of purchase price allocation for the Quest Acquisition to the estimated fair value of the net assets acquired at the date of acquisition during the first quarter of fiscal year 2021. Measurement period adjustments were recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date.

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

Cash

    Cash consists of cash on hand, deposits available on demand and other short-term, highly liquid investments with original maturities of three months or less.

Accounts Receivable, Net and Expected Credit Losses

    Accounts receivable, net consists primarily of trade receivables, net of allowances for doubtful accounts, returns, and trade promotions. The Company sells its products for cash or on credit terms, which are established in accordance with local and industry practices and typically require payment within 30 days of delivery and may allow discounts for early payment. The Company estimates its allowance for doubtful accounts and the related expected credit loss based upon the Company’s historical credit loss experience, adjusted for asset-specific risk characteristics, current economic conditions, and reasonable forecasts. Accounts receivable are written off when determined to be uncollectible.

    Charges related to credit loss on accounts receivables from transactions with external customers were approximately $0.6 million, $0.5 million, and $0.1 million for the fifty-two weeks ended August 28, 2021, fifty-two weeks ended August 29, 2020, and fifty-three weeks ended August 31, 2019, respectively. At August 28, 2021 and August 29, 2020, the allowance for doubtful accounts was $1.1 million and $0.5 million, respectively. Additionally, during the fifty-two weeks ended August 28, 2021 the Company recorded a $0.5 million expected credit loss reserve on its $3.0 million note receivable related to the SimplyProtein Sale, which is defined in Note 5, Goodwill and Intangibles.

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

    Inventories, as presented with the Consolidated Balance Sheets, is summarized as follows:

(In thousands)	August 28, 2021	August 29, 2020
Finished goods	$91,893	$56,117
Raw materials	6,007	3,457
Reserve for obsolete inventory	(631)	(489)
Total inventories	$97,269	$59,085

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

    The Company performs impairment tests for Property and equipment, net when circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment in the fifty-two weeks ended August 28, 2021, the fifty-two weeks ended August 29, 2020, or the fifty-three weeks ended August 31, 2019.

Goodwill and Intangible Assets, Net

    Goodwill and Intangible assets, net result primarily from the Business Combination and other acquisitions. Intangible assets primarily includes brands and trademarks with indefinite lives and customer-related relationships with finite lives. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including customer-related intangible assets and trademarks, with any remaining purchase price recorded as Goodwill.

    Goodwill and indefinite-lived intangible assets are not amortized but instead are tested for impairment at least annually, or more frequently if indicators of impairment exist. The Company conducts its annual impairment tests at the beginning of the fourth fiscal quarter. Goodwill and indefinite-lived intangible assets are assessed using either a qualitative or quantitative approach to determine whether it is more likely than not that the fair values of the reporting units or indefinite-lived intangible assets are less than their carrying amounts. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If the Company determines that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. Otherwise, no further assessment is required. The quantitative approach compares the estimated fair value of the reporting unit, including goodwill, or the indefinite-lived intangible asset to its carrying amount. Impairment is indicated if the estimated fair value of the reporting unit or indefinite-lived intangible asset is less than the carrying amount, and an impairment charge is recognized for the differential.

    For fiscal year 2021, the Company performed qualitative goodwill impairment assessments for each reporting unit that had goodwill, which consisted of both of the Company’s operating segments, Atkins and Quest, and its indefinite-lived intangible assets. The qualitative assessments did not identify indicators of impairment, and it was determined that it was more likely than not each reporting unit and indefinite-lived intangible had fair values in excess of their carrying values. Accordingly, no further impairment assessment was necessary, and the Company determined neither reporting unit or any indefinite-lived intangibles were impaired. There were no impairment charges related to goodwill in the fifty-two weeks ended August 28, 2021 or since the inception of the Company. There were no impairment charges related to indefinite-lived intangibles recognized in the fifty-two weeks ended August 28, 2021 or the fifty-three weeks ended August 31, 2019. There was a $3.0 million loss on impairment of an indefinite-lived intangible in the fifty-two weeks ended August 29, 2020, as discussed in Note 5, Goodwill and Intangibles.

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

Income Taxes

    Income taxes include federal, state and foreign taxes currently payable, and deferred taxes arising from temporary differences between income for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the differences between the financial statement balances and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the fiscal year that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

    Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The majority of the Company’s leases do not provide an implicit rate; therefore, the Company uses its secured incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments for those leases. The Company’s incremental borrowing rate for a lease is the rate of interest it would pay to borrow on a collateralized basis over a similar term to the lease in a similar economic environment. The Company applied incremental borrowing rates using a portfolio approach. Right-of-use assets also include any lease payments made and exclude lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term operating leases that have a term of one year or less.

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

Warrant Accounting

    The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued private placement stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480, Distinguishing Liabilities from Equity, and ASC Topic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity (“ASC 815-40”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is assessed as part of this evaluation.

    Prior to the Business Combination, Conyers Park issued 13,416,667 public warrants and 6,700,000 private warrants (the “Private Warrants”). The Company assumed the Conyers Park warrants to purchase common stock in connection with the Business Combination. As a result of the Business Combination, the warrants issued by Conyers Park were no longer exercisable for shares of Conyers Park common stock, but were instead exercisable for common stock of the Company. All other features of the warrants were unchanged.

    Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The warrants became exercisable 30 days after the completion of the Business Combination and expire five years after that date, or earlier upon redemption or liquidation, as applicable.

    The assumed 13,416,667 public warrants qualified for equity classification until the warrants were fully redeemed in fiscal 2019. As of August 28, 2021, the 6,700,000 Private Warrants remain outstanding and are precluded from equity classification, being liability-classified. The Company accounts for these Private Warrants as a derivative warrant liability in accordance with ASC 815-40. Accordingly, the Company recognizes the Private Warrants as a liability at fair value and adjusts the Private Warrants to fair value at each reporting period through other income. The fair value adjustments are determined by using a Black-Scholes option-pricing methodology (“Black-Scholes model”). The valuation is primarily based on observable market data while the related theoretical private warrant volatility assumption within the Black-Scholes model represents a Level 3 measurement within the fair value measurement hierarchy. The periodic remeasurement of the Private Warrants is reflected in (Loss) gain in fair value change of warrant liability within the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

    Revenue is measured as the amount of consideration expected to be received in exchange for fulfilled product orders, including estimates of variable consideration. The most common forms of variable consideration include trade promotions, such as consumer incentives, coupon redemptions and other marketing activities, allowances for unsaleable product, and any additional amounts where a distinct good or service cannot be identified or the value cannot be reasonably estimated. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires management to make estimates regarding the volume of incentive that will be redeemed and their total cost. At August 28, 2021 and August 29, 2020, the allowance for trade promotions was $22.3 million and $25.2 million, respectively.

    Estimates of variable consideration are made using various information including historical data on performance of similar trade promotional activities, market data from IRI, and the Company’s best estimate of current activity. The Company reviews these estimates regularly and makes revisions as necessary. Revisions can include changes for consideration paid to customers that lack sufficient evidence to support a distinct good or service assertion, or for which a reasonably estimable fair value cannot be determined, primarily related to the Company’s assessments of cooperative advertising programs. Uncertainties related to the estimate of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. Adjustments to variable consideration are recognized in the period the adjustments are identified and have historically been insignificant. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

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

    The Company’s customer contracts identify product quantity, price and payment terms. Payment terms are granted consistent with industry standards. Although some payment terms may be more extended, the majority of the Company’s payment terms are less than 60 days. As a result, revenue is not adjusted for the effects of a significant financing component. Amounts billed and due from customers are classified as Accounts receivable, net on the Consolidated Balance Sheets.

    The Company utilizes third-party contract manufacturers for the manufacture of its products. The Company has evaluated whether it is the principal or agent in these relationships. The Company has determined that it is the principal in all cases, as it retains the responsibility for fulfillment and risk of loss, as well as establishes the price.

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

    Revenues from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. For revenue disaggregated by geographic area and brand refer to Note 16, Segment and Customer Information.

Cost of Goods Sold

    Costs of goods sold represent costs directly related to the manufacture and distribution of the Company’s products. Such costs include raw materials, co-manufacturing costs, packaging, shipping and handling, third-party distribution, and depreciation of distribution center equipment and leasehold improvements.

Shipping and Handling Costs

    Shipping and handling costs include costs paid to third-party warehouse operators associated with delivering product to customers and depreciation and amortization of assets at the third-party warehouse. Shipping and handling costs are recognized in Cost of goods sold. Costs of $66.5 million for the fifty-two weeks ended August 28, 2021, $49.8 million for the fifty-two weeks ended August 29, 2020, and $32.3 million for the fifty-three weeks ended August 31, 2019 were recorded relating to products shipped to customers.

Advertising Costs

    Production costs related to television commercials are expensed when first aired. All other advertising costs are expensed when incurred or when the advertising service is received through Selling and marketing. Total advertising costs were $74.9 million for the fifty-two weeks ended August 28, 2021, $55.3 million for the fifty-two weeks ended August 29, 2020, and $35.4 million for the fifty-three weeks ended August 31, 2019.

    Production costs related to television commercials not yet aired and prepaid advertising services not yet received are included in Prepaid expenses in the accompanying Consolidated Balance Sheets. Total prepaid advertising expenses were $1.6 million and $0.2 million at August 28, 2021 and August 29, 2020.

Research and Development Activities

    The Company’s research and development activities primarily consist of generating and testing new product concepts, new flavors and packaging. The Company expenses research and development costs as incurred related to compensation, facility costs, consulting, and supplies. Research and development activities are primarily internal and associated costs are included in General and administrative. The Company’s total research and development expenses were $3.5 million for the fifty-two weeks ended August 28, 2021, $4.0 million for the fifty-two weeks ended August 29, 2020, and $2.2 million for the fifty-three weeks ended August 31, 2019.

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

Defined Contribution Plan

    The Company sponsors defined contribution plans to provide retirement benefits to its employees. The Company’s 401(k) plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions are made in cash. Expense associated with defined contribution plans was $1.4 million for the fifty-two weeks ended August 28, 2021, $1.3 million for the fifty-two weeks ended August 29, 2020, and $0.6 million for the fifty-three weeks ended August 31, 2019.

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

Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

    In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends existing guidance related to the accounting for income taxes. This ASU is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the effects adoption of this guidance will have on the consolidated financial statements and does not expect that the adoption of this ASU will be material to its consolidated financial statements.

    In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments in this ASU are effective for all entities and can be applied to contract modifications due to rate reform and eligible existing and new hedging relationships entered into between March 12, 2020 and December 31, 2022. The amendments of this ASU should be applied on a prospective basis. The Company will continue to monitor the effects of rate reform, if any, on any new or amended contracts through December 31, 2022. The Company does not anticipate the amendments in this ASU will be material to its consolidated financial statements.

    In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which provides updates for technical corrections, clarifications to guidance, simplifications to wording or structure of guidance, and other minor improvements across various areas of accounting within GAAP. This ASU is effective for all entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The amendments of this ASU should be applied retrospectively. The Company does not anticipate the adoption of this ASU will be material to its consolidated financial statements.

    No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material effect on the Company’s consolidated financial statements.

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

    In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which modified disclosure requirements on fair value measurements of ASC Topic 820, Fair Value Measurement. The Company adopted this ASU as of the first day of fiscal 2021. The adoption of this ASU did not have a material effect on the consolidated financial statements.

3. Business Combination

    On August 21, 2019, Simply Good USA entered into the Purchase Agreement to acquire Quest. On November 7, 2019, Simply Good USA completed the Quest Acquisition for a cash purchase price at closing of $988.9 million subject to customary post-closing adjustments. Simply Good USA acquired Quest as a part of the Company’s vision to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. Quest is a healthy lifestyle food company offering a variety of bars, cookies, chips, ready-to-drink shakes and pizzas that compete in many of the attractive, fast growing sub-segments within the nutritional snacking category.

    The Quest Acquisition was funded through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from an underwritten public offering of common stock, and $443.6 million in new term loan debt. In the third fiscal quarter of 2020, the Company received a post-closing release from escrow of approximately $2.1 million related to net working capital adjustments, resulting in a total net consideration paid of $986.8 million. Business transaction costs within the Consolidated Statements of Operations and Comprehensive Income (Loss) for the fifty-two weeks ended August 29, 2020 was $27.1 million, which included $14.5 million of transaction advisory fees related to the Quest Acquisition, $3.2 million of banker commitment fees, $6.1 million of non-deferrable debt issuance costs related to the incremental term loan, and $3.3 million of other costs, including legal, due diligence, and accounting fees.

    Included in the transaction advisory fees paid for the Quest Acquisition was $12.0 million paid to Centerview Partners LLC, an investment banking firm that served as the lead financial advisor to the Company for this transaction. Three members of the Company’s Board of Directors, Messrs. Kilts, West, and Ratzan, have business relationships with certain partners of Centerview Partners LLC (including relating to Centerview Capital Consumer, a private equity firm and affiliate of Conyers Park Sponsor LLC), but they are not themselves partners, executives or employees of Centerview Partners LLC, and Centerview Partners LLC is not a related party of the

Company pursuant to applicable rules and policies. The advisory fee paid to Centerview Partners LLC represents approximately 1.2% of the total cash purchase price paid by the Company on the closing date of the Quest Acquisition. All transaction advisory fees relating to the Quest Acquisition were approved by the Company’s Audit Committee.

    The following table sets forth the final purchase price allocation of the Quest Acquisition to the estimated fair value of the net assets acquired at the date of acquisition, in thousands:

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
(2)    Intangible assets were recorded at fair value consistent with ASC Topic 820, Fair Value Measurement, as a result of the Quest Acquisition. Intangible assets consisted of $750.0 million of indefinite brands and trademarks, $115.0 million of amortizable customer relationships, and $3.4 million of internally developed software. The useful lives of the intangible assets are disclosed in Note 5 of the Consolidated Financial Statements. The fair value measurements of the assets and liabilities were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows and market comparable data and companies. The fair values of the intangible assets were estimated using inputs primarily from the income approach and the with/without method, which estimates the value using the cash flow impact in a hypothetical scenario where the customer relationships are not in place. The significant assumptions used in estimating the fair value of the intangible assets include the estimated life the asset will contribute to cash flows, profitability, and the estimated discount rate.
(3)    Primarily as a result of the fair value attributable to the identifiable intangible assets, the deferred income tax liability was $10.8 million.
(4)    Goodwill was recorded at fair value consistent with ASC Topic 820, Fair Value Measurement, as a result of the Quest Acquisition. Amounts recorded for goodwill created in an acquisition structured as a stock purchase for tax are generally not expected to be deductible for tax purposes. Amounts recorded for goodwill resulting in a tax basis step-up are generally expected to be deductible for tax purposes. Tax deductible goodwill was estimated to be $67.7 million. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

    The Company completed its final assessment of purchase price allocation for the Quest Acquisition to the estimated fair value of the net assets acquired at the date of acquisition during the first quarter of fiscal 2021. Since the initial preliminary estimates reported in the first fiscal quarter of 2020, the Company updated certain amounts reflected in the final purchase price allocation, as summarized in the fair values of assets acquired and liabilities assumed in the table above. Specifically, the carrying amount of the intangible assets, net increased by $20.0 million as a result of valuation adjustments related to the Company’s finalization of tax attributes, which also resulted in a decrease to deferred income taxes of $3.2 million. Additionally, accounts receivable, net decreased $4.3 million and inventories increased $0.9 million due to fair value measurement period adjustments, and the carrying amount of property and equipment, net decreased by $0.5 million to reflect its estimated fair value. As a result of these adjustments and the change in total net consideration paid of approximately $2.1 million related to net working capital adjustments discussed above, goodwill decreased $21.5 million. Measurement period adjustments were recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date.

    The results of Quest’s operations have been included in the Company’s consolidated financial statements since November 7, 2019, the date of acquisition. The following table provides net sales from the acquired Quest business included in the Company’s results:

	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 28, 2021	August 29, 2020
Net sales (1)	$453,619	$286,803
(1)    Net sales for the fifty-two weeks ended August 28, 2021 excludes immaterial international sales.

Unaudited Pro Forma Financial Information

    Pro forma financial information is not intended to represent or be indicative of the actual results of operations of the combined business that would have been reported had the Quest Acquisition been completed at the beginning of the fiscal year 2019, nor is it representative of future operating results of the Company.

    The following unaudited pro forma combined financial information presents combined results of the Company and Quest as if the Quest Acquisition has occurred at the beginning of fiscal 2019:

	52-Weeks Ended	53-Weeks Ended
(In thousands)	August 29, 2020	August 31, 2019
Net sales	$885,044	$832,629
Gross profit	$355,395	$317,758
Net income (loss)	$90,028	$(42,627)

4. Property and Equipment, Net

    Property and equipment, net, as presented with the Consolidated Balance Sheets, is summarized as follows:

(In thousands)	August 28, 2021	August 29, 2020
Furniture and fixtures	$3,100	$3,197
Computer equipment and software	1,093	1,062
Machinery and equipment	1,934	1,135
Leasehold improvements	8,219	8,137
Finance lease right-of-use-assets	1,185	1,185
Construction in progress	6,189	—
Property and equipment, gross	21,720	14,716
Less: accumulated depreciation	(5,136)	(2,866)
Property and equipment, net	$16,584	$11,850

    Total depreciation expense was $2.3 million for the fifty-two weeks ended August 28, 2021, $1.8 million for the fifty-two weeks ended August 29, 2020, and $1.1 million for the fifty-three weeks ended August 31, 2019.

5. Goodwill and Intangibles

    Changes to Goodwill during the fifty-two weeks ended August 28, 2021 and the fifty-two weeks ended August 29, 2020 were as follows:

(In thousands)	Goodwill
Balance as of August 31, 2019	$471,427
Acquisition of business	73,347
Balance as of August 29, 2020	$544,774
Acquisition of business	1,178
Sale of business	(2,818)
Balance as of August 28, 2021	$543,134

    The change in Goodwill attributed to the acquisition of a business during the fifty-two weeks ended August 28, 2021 and the fifty-two weeks ended August 29, 2020 was the result of the Quest Acquisition and subsequent measurement period adjustments made to finalize the acquisition method of accounting as described in Note 3, Business Combination. Additionally, effective September 24, 2020, the Company sold the assets exclusively related to its SimplyProtein® brand of products for approximately $8.8 million of consideration, including cash of $5.8 million and a note receivable for $3.0 million, to a newly formed entity led by the Company’s former Canadian-based management team who had been responsible for this brand prior to the sale transaction (the “SimplyProtein Sale”). In addition to purchasing these assets, the buyer assumed certain liabilities related to the SimplyProtein brand’s business. There was no gain or loss recognized as a result of the SimplyProtein Sale. In conjunction with the SimplyProtein Sale, the Company disposed of $2.8 million of goodwill associated with the SimplyProtein business.

    For fiscal year 2021, the Company performed qualitative goodwill impairment assessments for each reporting unit that had goodwill, which consisted of both of the Company’s operating segments, Atkins and Quest. The qualitative assessments did not identify indicators of impairment, and it was determined that it was more likely than not each reporting unit had fair values in excess of their carrying values. Accordingly, no further impairment assessment was necessary, and the Company determined neither reporting unit was impaired. There were no impairment charges related to goodwill in the fifty-two weeks ended August 28, 2021 or since the inception of the Company.

    Intangible assets, net in the Consolidated Balance Sheets consist of the following:

				August 28, 2021
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			$174,000	$30,103	$143,897
Licensing agreements	13 years			22,000	6,664	15,336
Proprietary recipes and formulas	7 years			7,000	4,131	2,869
Software and website development costs	3	-	5 years	5,560	2,924	2,636
Intangible assets in progress	3	-	5 years	303	—	303
				$1,182,863	$43,822	$1,139,041

				August 29, 2020
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$979,000	$—	$979,000
Intangible assets with finite lives:
Customer relationships	15 years			$174,000	$18,503	$155,497
Licensing agreements	14 years			22,000	4,920	17,080
Proprietary recipes and formulas	7 years			7,000	3,131	3,869
Software and website development costs	3	-	5 years	5,967	2,645	3,322
				$1,187,967	$29,199	$1,158,768

    Changes in Intangible assets, net during the fifty-two weeks ended August 28, 2021 were primarily related to the SimplyProtein Sale and recurring amortization expense. In conjunction with the SimplyProtein Sale, the Company sold its SimplyProtein brand intangible asset, which had a carrying value of approximately $5.0 million as of the date of the sale. Changes in Intangible assets, net during the fifty-two weeks ended August 29, 2020 were primarily related to the Quest Acquisition, recurring amortization expense, and an impairment loss related to brand and trademark intangible assets. During the fourth quarter of fiscal 2020, the Company determined there were indicators of impairment related to the SimplyProtein brand intangible asset. Therefore, the Company performed a quantitative assessment of its brand intangible asset, which indicated its fair value did not exceed its carrying value, resulting in a loss on impairment of $3.0 million during the fifty-two weeks ended August 29, 2020.

    During the fifty-two weeks ended August 28, 2021, the Company performed qualitative impairment assessments for its indefinite-lived intangible assets. The qualitative assessments did not identify indicators of impairment, and it was determined that it was more likely than not each indefinite-lived intangible asset had fair values in excess of their carrying values. Accordingly, no further impairment assessment was necessary. There were no impairment charges related to indefinite-lived intangibles recognized in the fifty-two weeks ended August 28, 2021 or the fifty-three weeks ended August 31, 2019. There was a $3.0 million loss on impairment of an indefinite-lived intangible in the fifty-two weeks ended August 29, 2020, as discussed above.

    During the fifty-two weeks ended August 28, 2021, the Company did not identify indicators of impairment related to its finite-lived intangible assets, which are tested for impairment when events or circumstances indicated that the carrying amount may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets in the fifty-two weeks ended August 28, 2021, fifty-two weeks ended August 29, 2020, or the fifty-three weeks ended August 31, 2019.

    Amortization expense related to intangible assets was $15.6 million for the fifty-two weeks ended August 28, 2021, $14.0 million for the fifty-two weeks ended August 29, 2020, and $6.5 million for the fifty-three weeks ended August 31, 2019.

    Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
2022	$15,795
2023	15,326
2024	14,635
2025	13,517
2026	13,517
Thereafter	91,948
Total	$164,738

6. Accrued Expenses and Other Current Liabilities

    Accrued expenses and other current liabilities in the Consolidated Balance Sheets were comprised of the following:

(In thousands)	August 28, 2021	August 29, 2020
Accrued professional fees	$2,124	$3,125
Accrued advertising allowances and claims	4,309	2,625
Accrued bonus expenses	16,689	12,261
Accrued freight expenses	2,812	1,795
Accrued payroll-related expenses	1,871	2,179
Accrued commissions	1,909	1,789
Income taxes payable	9,020	839
VAT payable	4,386	2,367
Accrued restructuring	851	4,139
Accrued capital expenditures	788	—
Other accrued expenses	5,059	2,559
Current operating lease liabilities	3,788	4,329
Accrued expenses and other current liabilities	$53,606	$38,007

7. Long-Term Debt and Line of Credit

    On July 7, 2017, the Company entered into a credit agreement with Barclays Bank PLC and other parties (as amended to date, the “Credit Agreement”). The Credit Agreement at that time provided for (i) a term facility of $200.0 million (“Term Facility”) with a seven-year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five-year maturity. Substantially concurrent with the consummation of the Business Combination, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn. The interest rate per annum is based on either: (i) a base rate equaling the higher of (a) the “prime rate,” (b) the federal funds effective rate plus 0.50%, or (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements plus (x) 4.00% margin for the Term Loan subject to a floor of 1.00% or (y) 3.00% margin for the Revolving Credit Facility. The Simply Good Foods Company is not a borrower under the Credit Agreement and has not provided a guarantee of the Credit Agreement. Simply Good Foods USA, Inc., is the administrative borrower and certain other subsidiary holding companies are co-borrowers under the Credit Agreement. Each of the Company’s domestic subsidiaries that is not a named borrower under the Credit Agreement has provided a guarantee on a secured basis. As security for the payment or performance of the debt under the Credit Agreement, the borrowers and the guarantors have pledged certain equity interests in their respective subsidiaries and granted the lenders a security interest in substantially all of their domestic assets. All guarantors other than Quest Nutrition, LLC are holding companies with no assets other than their investments in their respective subsidiaries.

    On March 16, 2018 (the “Amendment Date”), the Company entered into an amendment (the “Repricing Amendment”) to the Credit Agreement. As a result of the Repricing Amendment, the interest rate on the Term Loan was reduced and, as of the Amendment Date, such loans had an interest rate equal to, at the Company’s option, either LIBOR plus an applicable margin of 3.50%, or a base rate plus an applicable margin of 2.50%. The Repricing Amendment did not change the interest rate on the Revolving Credit Facility. The Revolving Credit Facility continued to bear interest based upon the Company’s consolidated net leverage ratio as of the last financial statements delivered to the administrative agent. No additional debt was incurred or any proceeds received by the Company in connection with the Repricing Amendment. The incremental fees paid to the administrative agent are reflected as additional debt discount and are amortized over the terms of the long-term financing agreements using the effective-interest method.

    On November 7, 2019, the Company entered into a second amendment (the “Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $460.0 million. The Term Facility together with the incremental borrowing make up the Initial Term Loans (as defined in the Incremental Facility Amendment) and as of the Amendment No. 2 Effective Date (as defined in the Incremental Facility Amendment), the Initial Term Loans bear interest at a rate equal to, at the Company’s option, either LIBOR plus an applicable margin of 3.75%, or a base rate plus an applicable margin of 2.75%. The Incremental Facility Amendment was executed to partially finance the Quest Acquisition. No amounts under the Term Facility were repaid as a result of the execution of the Incremental Facility Amendment.

    The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all financial covenants as of August 28, 2021 and August 29, 2020, respectively.

    Long-term debt consists of the following:

(In thousands)	August 28, 2021	August 29, 2020
Term Facility (effective rate of 4.8% at August 28, 2021)	$456,500	$606,500
Finance lease liabilities (effective rate of 5.6% at August 28, 2021)	690	922
Less: Deferred financing fees	5,636	10,272
Total debt	451,554	597,150
Less: Current finance lease liabilities	285	271
Long-term debt, net of deferred financing fees	$451,269	$596,879

    As of August 28, 2021, the Company had letters of credit in the amount of $3.5 million outstanding. These letters of credit offset against the availability of the Revolving Credit Facility and exist to support three of the Company’s leased buildings and insurance programs relating to workers’ compensation. No amounts were drawn against these letters of credit at August 28, 2021.

    The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended August 28, 2021. The outstanding balance of the Term Facility is due upon its maturity in July 2024. As of August 28, 2021, aggregate principal maturities of debt for each of the next five fiscal years and thereafter are as follows:

(In thousands)	Principal maturities
2022	$285
2023	263
2024	456,642
2025	—
2026	—
Thereafter	—
Total debt	$457,190

    The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of August 28, 2021 and August 29, 2020, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

    A loss of $0.5 million was charged to the Loss in fair value change of contingent consideration – TRA liability for the fifty-three weeks ended August 31, 2019. The Company settled the Income Tax Receivable Agreement (the “TRA”) during the fifty-three weeks ended August 31, 2019, which resulted in a $1.5 million gain. Refer to Note 9, Income Taxes, for additional details regarding the TRA liability settlement.

Level 3 Measurements

    The Company has outstanding liability-classified Private Warrants that allow holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants are held by Conyers Park Sponsor, LLC, a related party. The Company utilizes the Black-Scholes model to estimate the fair value of the Private Warrants at each reporting date. The application of the Black-Scholes model utilizes significant assumptions, including volatility. Significant judgment is required in determining the expected volatility, historically the key assumption, of the Private Warrants. In order to determine the most accurate measure of this volatility, the Company measured expected volatility based on several inputs, including considering a peer group of publicly traded companies, the Company’s implied volatility based on traded options, the implied volatility of comparable warrants, and the implied volatility of any outstanding public warrants during the periods they were outstanding. As a result of the unobservable inputs that were used to determine the expected volatility of the Private Warrants, the fair value measurement of these warrants reflects a Level 3 measurement within the fair value measurement hierarchy.

    The periodic remeasurement of the warrant liability is reflected in (Loss) gain in fair value change of warrant liability within the Consolidated Statements of Operations and Comprehensive Income (Loss). The adjustments for changes in fair value of the warrant liability for the fifty-two weeks ended August 28, 2021, the fifty-two weeks ended August 29, 2020, and the fifty-three weeks ended August 31, 2019 were a loss of $66.2 million, a gain of $30.9 million and a loss of $72.7 million, respectively. The adjustments resulted in a total warrant liability at August 28, 2021 and August 29, 2020 of $159.8 million and $93.6 million, respectively.

    There were 6,700,000 Private Warrants outstanding as of August 28, 2021, August 29, 2020, and August 31, 2019. Based on the fair value assessment that was performed, the Company determined a fair value price per Private Warrant of $23.86, $13.98, and $18.59 as of August 28, 2021, August 29, 2020, and August 31, 2019, respectively. The table below summarizes the inputs used to calculate the fair value of the warrant liability at each of the following reporting dates:

	August 28, 2021	August 29, 2020	August 31, 2019
Exercise price	$11.50	$11.50	$11.50
Stock price	$35.35	$25.39	$29.63
Dividend yield	—%	—%	—%
Expected term (in years)	0.86	1.85	2.85
Risk-free interest rate	0.06%	0.14%	1.43%
Expected volatility	21.70%	29.20%	21.10%
Per share value of warrants	$23.86	$13.98	$18.59

    There were no transfers of financial instruments between the three levels of the fair value hierarchy during the fiscal years ended August 28, 2021, August 29, 2020, and August 31, 2019, respectively.

9. Income Taxes

    The sources of income before income taxes are as follows:

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
(In thousands)	August 28, 2021	August 29, 2020	August 31, 2019
Domestic	$79,526	$78,418	$(8,565)
Foreign	1,334	546	42
Total income (loss) before income taxes	$80,860	$78,964	$(8,523)

    Income tax expense was comprised of the following:

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
(In thousands)	August 28, 2021	August 29, 2020	August 31, 2019
Current:
Federal	$23,225	$3,056	$2,784
State and local	5,800	1,835	2,684
Foreign	1,552	219	374
Total current expense	$30,577	$5,110	$5,842

Deferred:
Federal	$5,982	$6,747	$9,937
State and local	3,096	1,637	1,086
Foreign	325	(168)	(154)
Total deferred income tax expense	9,403	8,216	10,869
Total tax expense	$39,980	$13,326	$16,711

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
(In thousands)	August 28, 2021	August 29, 2020	August 31, 2019
Statutory income tax expense:	21.0%	21.0%	21.0%
Change in fair value of warrant liabilities	20.5	(10.8)	(222.2)
State income tax expense, net of federal	4.3	5.0	3.9
Valuation allowance	(1.2)	(1.2)	(0.6)
Taxes on foreign income above the U.S. tax	1.6	0.1	0.2
Change in tax rate	1.8	1.5	1.5
Non-deductible transaction costs	—	0.1	—
TRA contingent consideration	—	—	(0.4)
Other permanent items	1.4	1.2	0.5
Income tax expense (benefit)	49.4%	16.9%	(196.1)%

    The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at August 28, 2021 and August 29, 2020 were as follows:

(In thousands)	August 28, 2021	August 29, 2020
Deferred tax assets
Accounts receivable allowances	$2,353	$2,427
Inventories write-downs	71	92
Accrued expenses	4,089	3,968
Net operating loss carryforwards	2,394	3,837
Share-based compensation	3,265	2,770
Tax credits	173	256
Lease liabilities	12,271	6,785
Other	5,665	3,714
Deferred tax assets	30,281	23,849
Valuation allowance	(2,218)	(3,190)
Deferred tax asset, net of valuation allowance	$28,063	$20,659

Deferred tax liabilities:
Prepaid expense	$(748)	$(514)
Excess tax over book depreciation	(2,121)	(2,278)
Website development costs	(659)	(816)
Intangible assets	(105,997)	(94,398)
Lease right-of-use assets	(11,709)	(6,442)
Other	(584)	(563)
Deferred tax liabilities	(121,818)	(105,011)
Net deferred tax liabilities	$(93,755)	$(84,352)

    The Company had state net operating loss carryforwards of $2.5 million and $11.9 million and foreign net operating losses of $9.4 million and $12.8 million at August 28, 2021 and August 29, 2020, respectively. The state and foreign net operating loss carryforwards will begin to expire in 2022.

    As of August 28, 2021, the Company has recorded total valuation allowances of $2.2 million on deferred tax assets related to foreign net operating loss carryforwards. This amount represents a full valuation allowance on the deferred tax assets of foreign entities within the United Kingdom and the Netherlands.

    During the fifty-two weeks ended August 28, 2021, and August 29, 2020, the Company changed its intentions and determined to not indefinitely reinvest its foreign earnings within its subsidiaries in the Netherlands and in the United Kingdom, Spain, and Canada. The change in assertion did not result in recognition of tax liabilities related to these jurisdictions. It is the Company’s intention to reinvest the earnings of its other non-U.S. subsidiaries in its Australia and New Zealand operations. As of August 28, 2021, the Company has not made a provision for U.S. or additional foreign withholding taxes for any outside basis differences inherent in its investments in foreign subsidiaries that are indefinitely reinvested. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

    As of August 28, 2021 and August 29, 2020, the Company has no unrecognized tax benefits.

    The Company records interest and penalties associated with unrecognized tax benefits as a component of tax expense. As of August 28, 2021 and August 29, 2020, the Company has not accrued interest or penalties on unrecognized tax benefits, as there is no position recorded as of these fiscal years. No changes to the uncertain tax position balance are anticipated within the next 12 months, and are not expected to materially affect the financial statements.

    As of August 28, 2021, tax years 2015 to 2020 remain subject to examination in the United States and the tax years 2015 to 2020 remain subject to examination in other major foreign jurisdictions where the Company conducts business. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return.

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

    The Company re-measured the TRA in the second fiscal quarter of 2018 due to the Tax Act. The second quarter assessment of these changes resulted in a provisional one-time gain of $4.7 million, recognized in Loss in fair value change of contingent consideration – TRA liability.

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

10. Leases

    The components of lease expense for the fifty-two weeks ended August 28, 2021 and August 29, 2020 were as follows.

		52-Weeks Ended	52-Weeks Ended
(In thousands)	Statement of Operations Caption	August 28, 2021	August 29, 2020
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$6,752	$5,242
Variable lease cost (1)	Cost of goods sold and General and administrative	1,681	1,648
Operating lease cost		$8,433	$6,890

Short-term lease cost	General and administrative	$—	$30

Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$273	$273
Interest on lease liabilities	Interest expense	45	60
Total finance lease cost		$318	$333

Total lease cost		$8,751	$7,253
(1)    Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

    Under the previous lease accounting standard in effect for the period, ASC Topic 840, Leases, rent expense for operating leases was $2.2 million for the fifty-three weeks ended August 31, 2019.

    In conjunction with the Company’s restructuring activities as discussed in Note 17, the Company incurred impairment charges of $0.7 million in the fifty-two weeks ended August 28, 2021 related to its operating lease right-of-use assets for leases in Toronto, Ontario and the Netherlands. Additionally, the Company terminated the lease in Toronto, Ontario, which resulted in a gain on lease termination of $0.2 million in the fifty-two weeks ended August 28, 2021. The effect of these restructuring activities has been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income (Loss). Refer to Note 17, Restructuring and Related Charges, for additional information regarding restructuring activities.

    The right-of-use assets and corresponding liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheet Caption	August 28, 2021	August 29, 2020
Assets
Operating lease right-of-use assets	Other long-term assets	$46,197	$25,703
Finance lease right-of-use assets	Property and equipment, net	640	912
Total lease assets		$46,837	$26,615

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$3,788	$4,329
Finance lease liabilities	Current maturities of long-term debt	285	271
Long-term:
Operating lease liabilities	Other long-term liabilities	44,892	22,764
Finance lease liabilities	Long-term debt, less current maturities	405	651
Total lease liabilities		$49,370	$28,015

    Future maturities of lease liabilities as of August 28, 2021 were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
2022	$6,087	$313
2023	7,005	278
2024	7,489	145
2025	7,152	—
2026	6,701	—
Thereafter	25,501	—
Total lease payments	59,935	736
Less: Interest	(11,255)	(46)
Present value of lease liabilities	$48,680	$690

    The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases as of August 28, 2021 were as follows:

	Operating Leases	Finance Leases
As of August 28, 2021
Weighted-average remaining lease term (in years)	8.38	2.44
Weighted-average discount rate	4.9%	5.6%
As of August 29, 2020
Weighted-average remaining lease term (in years)	6.97	3.41
Weighted-average discount rate	5.7%	5.6%

    Supplemental and other information related to leases was as follows:

	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 28, 2021	August 29, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,622	$6,534
Operating cash flows from finance leases	$37	$18
Financing cash flows from finance leases	$314	$338

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

    During the fifty-three weeks ended August 31, 2019, the Company reserved $3.5 million for the potential settlement of class action litigation concerning certain product label claims. During the fifty-two weeks ended August 29, 2020, the Company reserved an additional $0.3 million. The reserve was included within General and administrative in the Consolidated Statements of Operations and Comprehensive Income (Loss) and the reserve was fully paid into escrow and settled during the fifty-two weeks ended August 29, 2020.

    During the fifty-two weeks ended August 28, 2021, the Company received a $5.0 million gain on a legal settlement, which has been presented as an item within Other income (expense) in the Consolidated Statements of Operations and Comprehensive Income (Loss).

    As of August 28, 2021 and August 29, 2020, the Company had $0.7 million and $1.3 million reserved for potential settlements, respectively.

Other

    The Company has entered into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Atkins and Quest brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of August 28, 2021, the Company will be required to make payments of $2.7 million over the next year.

12. Stockholders’ Equity

Public Equity Offering

    On October 9, 2019, the Company completed an underwritten public offering of 13,379,205 shares of common stock at a price to the public of $26.35 per share. The Company paid underwriting discounts and commissions of $0.19 per share resulting in net proceeds to the Company of $26.16 per share, or approximately $350.0 million (the “Offering”). The Company paid $0.8 million for legal, accounting and registrations fees related to the Offering. The net proceeds were used to pay a portion of the purchase price and related fees and expenses for the Quest Acquisition.

Warrants to Purchase Common Stock

    Prior to the Business Combination, Conyers Park issued 13,416,667 public warrants and 6,700,000 Private Warrants. The Company assumed the Conyers Park warrants to purchase common stock in connection with the Business Combination. As a result of the Business Combination, the warrants issued by Conyers Park were no longer exercisable for shares of Conyers Park common stock, but were instead exercisable for common stock of the Company. All other features of the warrants were unchanged.

    Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The warrants became exercisable 30 days after the completion of the Business Combination in 2017 and expire five years after that date, or earlier upon redemption or liquidation, as applicable.

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

    As of August 28, 2021, the Private Warrants to purchase 6,700,000 shares of the Company’s common stock remain outstanding, have not been transferred by Conyers Park Sponsor, LLC, a related party, and remain liability-classified. As discussed in Note 8, Fair Value of Financial Instruments, the liability-classified warrants are remeasured on a recurring basis, primarily based on observable market data while the related theoretical private warrant volatility assumption within the Black-Scholes model represents a Level 3 measurement within the fair value measurement hierarchy. The periodic remeasurement of the warrant liability is reflected in (Loss) gain in fair value change of warrant liability within the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

    During the fifty-two weeks ended August 28, 2021 and August 29, 2020, the Company did not repurchase any shares of common stock. During the fifty-three weeks ended August 31, 2019, the Company repurchased 98,234 shares of common stock at an average share price of $21.83 per share. As of August 28, 2021, approximately $47.9 million remained available under the stock repurchase program.

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

    As of August 28, 2021, the Company has outstanding liability-classified Private Warrants to purchase 6,700,000 shares of the Company’s common stock. During periods when the effect is dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares, calculated using the treasury stock method. During periods when the impact is anti-dilutive, the share settlement is excluded.

    The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings or loss per share:

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
(In thousands, except share and per share data)	August 28, 2021	August 29, 2020	August 31, 2019
Basic earnings (loss) per share computation:
Numerator:
Net income (loss) available to common stock stockholders	$40,880	$65,638	$(25,234)
Denominator:
Weighted average common shares outstanding – basic	95,743,413	93,968,953	80,734,091
Basic earnings (loss) per share from net income (loss)	$0.43	$0.70	$(0.31)
Diluted earnings (loss) per share computation:
Numerator:
Net income (loss) available to common stock stockholders	$40,880	$65,638	$(25,234)
Gain in fair value change of warrant liability	—	(30,938)	—
Numerator for diluted earnings (loss) per share	$40,880	$34,700	$(25,234)
Denominator:
Weighted average common shares outstanding – basic	95,743,413	93,968,953	80,734,091
Public warrants	—	—	—
Private Warrants	—	3,327,656	—
Employee stock options	1,311,889	1,001,542	—
Restricted stock units	310,296	45,571	—
Weighted average common shares – diluted	97,365,598	98,343,722	80,734,091
Diluted earnings (loss) per share from net income (loss)	$0.42	$0.35	$(0.31)

    Diluted earnings or loss per share calculations for the fifty-two weeks ended August 28, 2021 and fifty-three weeks ended August 31, 2019 excluded 4.1 million and 3.0 million shares, issuable upon exercise of Private Warrants, respectively, that would have been anti-dilutive. In addition, the fifty-three weeks ended August 31, 2019 excluded 0.6 million shares, issuable upon exercise, of public warrants that would have been anti-dilutive.

    Diluted earnings or loss per share calculations for the fifty-two weeks ended August 28, 2021, fifty-two weeks ended August 29, 2020, and fifty-three weeks ended August 31, 2019 excluded an immaterial number, 0.6 million and 1.0 million shares of common stock options issuable upon exercise of stock options, respectively, that would have been anti-dilutive. An immaterial number of non-vested restricted stock units that would have been anti-dilutive were excluded from diluted earnings or loss per share calculations for the fifty-two weeks ended August 28, 2021, fifty-two weeks ended August 29, 2020, and fifty-three weeks ended August 31, 2019.

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

    The Company recorded stock-based compensation expense of $8.3 million in the fifty-two weeks ended August 28, 2021, $7.6 million in the fifty-two weeks ended August 29, 2020, and $5.5 million in the fifty-three weeks ended August 31, 2019.

    In July 2017, the Company’s stockholders approved the 2017 Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of a maximum of 9,067,917 shares of stock-denominated awards to directors, employees, officers and agents of the Company. As of August 28, 2021, there were 4.3 million shares available for grant under the Incentive Plan.

Stock Options

    Stock options granted under the Incentive Plan are granted at a price equal to or more than the fair value of common stock on the date the option is granted. Stock options under the Incentive Plan generally become exercisable ratably over three years from the date of grant and must be exercised within ten years from the date of grant.

    The following table summarizes stock option activity for the fifty-two weeks ended August 28, 2021:

(In thousands, except share and per share data)	Shares	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding as of August 29, 2020	2,615,899	$14.33	7.29	$28,927

Granted	489,555	27.04
Exercised	(58,308)	12.00
Forfeited	(53,983)	22.33
Outstanding as of August 28, 2021	2,993,163	$16.31	6.83	$57,227

Vested and expected to vest as of August 28, 2021	2,993,163	$16.31	6.83	$57,227

Exercisable as of August 28, 2021	2,281,640	$13.42	6.16	$50,028

    The following table summarizes information about stock options outstanding at August 28, 2021:

Range of Exercise Prices			Number outstanding	Weighted average exercise price	Weighted average remaining life (years)	Number exercisable	Weighted average exercise price
$12.00	-	14.99	1,880,525	$12.04	5.91	1,880,525	$12.04
$15.00	-	17.99	117,553	16.88	6.89	117,553	16.88
$18.00	-	20.99	552,078	20.08	8.17	189,019	19.89
$21.00	-	23.99	48,396	21.85	8.57	20,594	21.77
$24.00	-	26.99	188,008	24.19	8.13	73,949	24.18
$27.00	-	29.99	6,603	28.38	9.49	—	—
$30.00	-	32.99	—	—	0.00	—	—
$33.00	-	35.99	—	—	0.00	—	—
$36.00	-	38.99	200,000	36.56	9.96	—	—
			2,993,163	$16.31	6.83	2,281,640	$13.42

    The weighted average fair value of options granted during the fifty-two weeks ended August 28, 2021, fifty-two weeks ended August 29, 2020, and fifty-three weeks ended August 31, 2019 were $9.99, $7.79 and $7.10, respectively.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model based on the following assumptions:

	52-Weeks Ended			52-Weeks Ended			53-Weeks Ended
	August 28, 2021			August 29, 2020			August 31, 2019
Expected volatility	36.80%	-	38.75%	30.27%	-	33.82%	29.30%	-	32.09%
Expected dividend yield	—%			—%			—%
Expected option term	6			6			6
Risk-free rate of return	0.80%	-	0.935%	0.38%	-	1.8%	1.82%	-	3.13%

    Because the Company’s Incentive Plan has not been in place for a sufficient amount of time as compared to the expected stock option terms nor does the Company have sufficient history with changes in option vesting schedules and changes in the pool of employees receiving option grants, the Company estimates the expected term using its historical experience of the time awards have been outstanding as well as an expected time outstanding, which takes into account the award vesting and contractual term. Additionally, due to a lack of sufficient trading history for the Company’s common stock, expected stock price volatility is based on a combination of a sampling of comparable publicly traded companies and the Company’s historical common stock price activity. The Company believes the sample of comparable publicly traded companies used as inputs to its expected stock price volatility most closely models the nature of the business and stock price volatility. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Future annual dividends over the expected term are estimated to be nil.

    As of August 28, 2021, the Company had $5.1 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 2.0 years. During the fifty-two weeks ended August 28, 2021, fifty-two weeks ended August 29, 2020, and fifty-three weeks ended August 31, 2019, the Company received $0.7 million, $4.2 million, and $0.7 million in cash from stock option exercises, respectively.

Restricted Stock Units

    Restricted stock units granted under the Incentive Plan are granted at a price equal to closing market price of the Company’s common stock on the date of grant. Restricted stock units under the Incentive Plan generally vest over three years.

    The following table summarizes restricted stock unit activity for the fifty-two weeks ended August 28, 2021:

	Units	Weighted average grant-date fair value
Non-vested as of August 29, 2020	208,023	$22.82
Granted	428,752	25.00
Vested	(89,745)	24.46
Forfeited	(50,696)	21.27
Non-vested as of August 28, 2021	496,334	$24.56

    As of August 28, 2021, the Company had $8.6 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.9 years.

Performance Stock Units

    During the fifty-two weeks ended August 28, 2021, the Board of Directors granted performance stock units under the Company’s equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. Performance stock units were valued using a Monte-Carlo simulation.

    The following table summarizes performance stock unit activity for the fifty-two weeks ended August 28, 2021:

	Units	Weighted average grant-date fair value
Non-vested as of August 29, 2020	295,256	$17.93
Granted	116,309	23.59
Vested	—	—
Forfeited	(31,468)	22.17
Non-vested as of August 28, 2021	380,097	$19.31

    As of August 28, 2021, the Company had $3.1 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.0 years.

Stock Appreciation Rights

    Stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the Company’s common stock price and are awarded to non-employee, consultants of the Company. The Company’s SARs settle in shares of its common stock once the applicable vesting criteria has been met. SARs cliff vest three years from the date of grant and must be exercised within ten years.

    The following table summarizes SARs activity for the fifty-two weeks ended August 28, 2021:

	Shares Underlying SARs	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of August 29, 2020	150,000	$24.20
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of August 28, 2021	150,000	$24.20	8.18

Vested and expected to vest as of August 28, 2021	150,000	$24.20	8.18

Exercisable as of August 28, 2021	—	$—	0.00

    As of August 28, 2021, the Company had $0.2 million of total unrecognized compensation cost related to its SARs that will be recognized over a weighted average period of 1.2 years.

15. Related Party Transactions

Tax Receivable Agreement

    During the fifty-three weeks ended August 31, 2019, the Company entered into the Termination Agreement, pursuant to which, the Company paid $26.5 million to settle the TRA (the “Termination Payment”), which provided former stockholders of Atkins with payments for federal, state, local and non-U.S. tax benefits deemed realized by the Company.

    Under the Termination Agreement, each of the parties thereto agreed to terminate the TRA, and to release and discharge any and all obligations and liabilities of the other parties thereunder effective as of the exchange agent’s receipt of the Termination Payment. Richard Laube, a former director of the Company, Joseph Scalzo, President and Chief Executive Officer and a director of the Company, and Scott Parker, Chief Marketing Officer, were each former stockholders of Atkins and received their respective pro rata share of the Termination Payment as additional consideration for their former stock ownership in accordance with the terms of the Merger Agreement. The TRA liability and subsequent settlement are discussed in Note 9, Income Taxes.

16. Segment and Customer Information

    Following the Quest Acquisition, the Company’s operations are organized into two operating segments, Atkins and Quest, which are aggregated into one reporting segment due to similar financial, economic and operating characteristics. The operating segments are also similar in the following areas: (a) the nature of the products; (b) the nature of the production processes; (c) the methods used to distribute products to customers; (d) the type of customer for the products; and, (e) the nature of the regulatory environment.

    Reconciliation of the totals of reported segment revenue, profit or loss measurement, assets and other significant items reported by segment to the corresponding GAAP totals is not applicable to the Company as it only has one reportable segment. Additionally, revenues from transactions with external customers for each of Simply Good Foods’ products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and brand:

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
(In thousands)	August 28, 2021	August 29, 2020	August 31, 2019
North America (1)
Atkins	$506,860	$501,472	$498,571
Quest (2)	453,619	286,803	—
Total North America	960,479	788,275	498,571
International	45,134	28,366	25,187
Total	$1,005,613	$816,641	$523,758
(1)    The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of Company’s net sales are attributed or that is otherwise deemed individually material.
(2)    Quest net sales are primarily in North America.

    The following is a summary of long lived assets by geographic area:

(In thousands)	August 28, 2021	August 29, 2020
Long lived assets
North America (1)	$16,584	$11,841
International	—	9
Total	$16,584	$11,850
(1)    The North America geographic area consists of long-lived assets substantially related to the United States and there is no individual foreign country in which more than 10% of the Company’s long-lived assets are located or that is otherwise deemed individually material.

Significant Customers

    As a result of the Quest Acquisition, the Company’s exposure to credit risk concentrated in one customer was reduced during 2020. Credit risk for the Company was concentrated in two customers who each comprised more than 10% of the Company’s total sales for the fifty-two weeks ended August 28, 2021 and August 29, 2020. For the fifty-three weeks ended August 31, 2019, credit risk for the Company was concentrated in one customer who comprised more than 10% of the Company’s total sales.

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
	August 28, 2021	August 29, 2020	August 31, 2019
Customer 1	31%	34%	44%
Customer 2	12%	10%	n/a
n/a - Not applicable as the customer was not significant during these fiscal years.

    At August 28, 2021 and August 29, 2020, the following amounts of the Company’s accounts receivable, net were related to these significant customers for the periods in which the customers were significant:

(In thousands)	August 28, 2021		August 29, 2020
Customer 1	$37,483	34%	$34,411	38%
Customer 2	$27,962	25%	$12,345	14%

    No other customers of the Company accounted for more than 10% of sales during these periods. The Company generally does not require collateral from its customers and has not incurred any significant losses on uncollectible accounts receivable.

17. Restructuring and Related Charges

    In May 2020, the Company announced certain restructuring activities in conjunction with the implementation of the Company’s future-state organization design, which created a fully integrated organization with its completed Quest Acquisition. The new organization design became effective on August 31, 2020. These restructuring plans primarily include workforce reductions, changes in management structure, and the relocation of business activities from one location to another.

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

    Changes to the restructuring liability during the fifty-two weeks ended August 28, 2021 and August 29, 2020 were as follows:

(In thousands)	Termination benefits and severance	Other	Restructuring liability
Balance as of August 31, 2019	$—	$—	$—
Charges	4,139	1,388	5,527
Cash payments	—	(1,388)	(1,388)
Balance as of August 29, 2020	$4,139	$—	$4,139
Charges	3,458	342	3,800
Cash payments	(6,746)	(342)	(7,088)
Balance as of August 28, 2021	$851	$—	$851

    In addition to the restructuring costs shown above, the Company incurred impairment charges of $0.7 million in the fifty-two weeks ended August 28, 2021 related to its operating lease right-of-use assets for leases in Toronto, Ontario and the Netherlands. Additionally, the Company terminated the lease in Toronto, Ontario, which resulted in a gain on lease termination of $0.2 million in the fifty-two weeks ended August 28, 2021. As a result, the Company incurred a total of $4.3 million and $5.5 million in restructuring and restructuring-related costs in fifty-two weeks ended August 28, 2021 and August 29, 2020, respectively. The effect of these restructuring activities has been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income (Loss).

    Since the restructuring activities were announced in May 2020, the Company has incurred aggregate restructuring and restructuring-related costs of $9.8 million. Overall, the Company expects to incur a total of approximately $10.1 million in restructuring and restructuring-related costs, which are to be paid through the second quarter of fiscal year 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

Item 9A. Controls and Procedures.

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 28, 2021, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

    Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of August 28, 2021. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment using this criteria, management has concluded that our internal control over financial reporting was effective as of August 28, 2021.

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

    The effectiveness of our internal control over financial reporting as of August 28, 2021 was audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 28, 2021.

Changes in Internal Control over Financial Reporting

    As of August 29, 2020, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on our assessments and those criteria, on October 28, 2020 we filed the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2020 with the SEC (the “Original Filing”), at which time management determined that the Company maintained effective internal control over financial reporting as of August 29, 2020.

    Subsequent to the Original Filing on October 28, 2020, management identified a material weakness in the Company's internal control over financial reporting related to the accounting for and classification of the Private Warrants. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. On April 12, 2021, the staff of the SEC issued a staff statement (the “Staff Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies, including the Private Warrants. Management identified this material weakness as a result of evaluating the SEC Statement. The material weakness was due to the lack of an effectively designed control over the evaluation of the underlying clauses of the warrant agreement as it relates to the Private Warrants, and an insufficient understanding of the warrant agreement and accounting literature to reach a correct conclusion. As a result, we concluded that our internal control over financial reporting was not effective as of August 29, 2020.

    The Company remediated this material weakness during the fourth quarter of fiscal year 2021. Measures taken to remediate the material weakness included acquiring enhanced access to accounting literature, increasing communication among our personnel regarding the application of complex accounting transactions, hiring additional technical resources, and enhancing reviews of technical analyses to ensure the proper application of GAAP.

    Except as disclosed above, there were no changes in our internal control over financial reporting during the quarter ended August 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Simply Good Foods Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Simply Good Foods Company and subsidiaries (the “Company”) as of August 28, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 28, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fifty-two weeks ended August 28, 2021, of the Company and our report dated October 26, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control over Financial Reporting". Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Denver, Colorado
October 26, 2021

Item 9B. Other Information.

    None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

    Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

    Incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 28, 2021.

Item 11. Executive Compensation.

    Incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 28, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    Incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 28, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

    Incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 28, 2021.

Item 14. Principal Accountant Fees and Services.

    Incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 28, 2021.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

10.19†
Second Amendment to the Amended and Restated Employment Agreement, dated as of August 13, 2021 by and between The Simply Good Foods Company and Joseph Scalzo. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 13, 2021.)

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

Item 16. Form 10-K Summary.

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

THE SIMPLY GOOD FOODS COMPANY
		By:	/s/ Joseph E. Scalzo
Date:	October 26, 2021	Name:	Joseph E. Scalzo
		Title:	President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph E. Scalzo	President, Chief Executive Officer and Director	October 26, 2021
Joseph E. Scalzo	(Principal Executive Officer)

/s/ Todd E. Cunfer	Chief Financial Officer	October 26, 2021
Todd E. Cunfer	(Principal Financial Officer)

/s/ Timothy A. Matthews	Vice President, Controller and Chief Accounting Officer	October 26, 2021
Timothy A. Matthews	(Principal Accounting Officer)

/s/ James M. Kilts	Chairman of the Board of Directors	October 26, 2021
James M. Kilts

/s/ Clayton C. Daley, Jr.	Director	October 26, 2021
Clayton C. Daley, Jr.

/s/ Nomi P. Ghez	Director	October 26, 2021
Nomi P. Ghez

/s/ Michelle P. Goolsby	Director	October 26, 2021
Michelle P. Goolsby

/s/ James E. Healey	Director	October 26, 2021
James E. Healey

/s/ Robert G. Montgomery	Director	October 26, 2021
Robert G. Montgomery

/s/ Brian K. Ratzan	Director	October 26, 2021
Brian K. Ratzan

/s/ David W. Ritterbush	Director	October 26, 2021
David W. Ritterbush

/s/ Joseph J. Schena	Director	October 26, 2021
Joseph J. Schena

/s/ David J. West	Director	October 26, 2021
David J. West

/s/ James D. White	Director	October 26, 2021
James D. White