Form 10-Q
period 2021-11-27
Simply Good Foods Co
filed 2022-01-05
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 2021

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

As of January 3, 2022, there were 96,132,194 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 27, 2021

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share and per share data)

	November 27, 2021	August 28, 2021
Assets
Current assets:
Cash	$35,447	$75,345
Accounts receivable, net	125,195	111,456
Inventories	112,433	97,269
Prepaid expenses	4,893	4,902
Other current assets	9,669	9,694
Total current assets	287,637	298,666

Long-term assets:
Property and equipment, net	17,416	16,584
Intangible assets, net	1,135,068	1,139,041
Goodwill	543,134	543,134
Other long-term assets	60,081	54,792
Total assets	$2,043,336	$2,052,217

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$44,811	$59,713
Accrued interest	—	60
Accrued expenses and other current liabilities	35,665	53,606
Current maturities of long-term debt	289	285
Total current liabilities	80,765	113,664

Long-term liabilities:
Long-term debt, less current maturities	427,017	451,269
Deferred income taxes	100,499	93,755
Warrant liability	177,152	159,835
Other long-term liabilities	48,296	44,890
Total liabilities	833,729	863,413
See commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 96,130,441 and 95,882,908 shares issued at November 27, 2021 and August 28, 2021, respectively	961	959
Treasury stock, 98,234 shares at cost at November 27, 2021 and August 28, 2021	(2,145)	(2,145)
Additional paid-in-capital	1,084,690	1,085,001
Retained earnings	126,959	105,807
Accumulated other comprehensive loss	(858)	(818)
Total stockholders’ equity	1,209,607	1,188,804
Total liabilities and stockholders’ equity	$2,043,336	$2,052,217

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended
	November 27, 2021	November 28, 2020
Net sales	$281,265	$231,152
Cost of goods sold	164,710	137,111
Gross profit	116,555	94,041

Operating expenses:
Selling and marketing	30,527	25,195
General and administrative	23,702	25,415
Depreciation and amortization	4,320	4,244
Total operating expenses	58,549	54,854

Income from operations	58,006	39,187

Other income (expense):
Interest income	1	3
Interest expense	(6,371)	(8,372)
(Loss) gain in fair value change of warrant liability	(17,317)	20,453
(Loss) gain on foreign currency transactions	(353)	9
Other income	9	47
Total other (expense) income	(24,031)	12,140

Income before income taxes	33,975	51,327
Income tax expense	12,823	8,374
Net income	$21,152	$42,953

Other comprehensive income:
Foreign currency translation adjustments	$(40)	$(45)
Comprehensive income	$21,112	$42,908

Earnings per share from net income:
Basic	$0.22	$0.45
Diluted	$0.22	$0.23
Weighted average shares outstanding:
Basic	95,856,845	95,538,111
Diluted	97,861,573	99,763,119

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirteen Weeks Ended
	November 27, 2021	November 28, 2020
Operating activities
Net income	$21,152	$42,953
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,741	4,513
Amortization of deferred financing costs and debt discount	821	1,077
Stock compensation expense	2,605	1,110
Loss (gain) in fair value change of warrant liability	17,317	(20,453)
Estimated credit losses	15	—
Unrealized loss on foreign currency transactions	353	9
Deferred income taxes	6,687	4,400
Amortization of operating lease right-of-use asset	1,643	1,182
Loss on operating lease right-of-use asset impairment	—	354
Gain on lease termination	(30)	—
Other	(27)	402
Changes in operating assets and liabilities:
Accounts receivable, net	(13,993)	(8,604)
Inventories	(15,331)	(18,138)
Prepaid expenses	—	(558)
Other current assets	(98)	2,874
Accounts payable	(14,220)	8,216
Accrued interest	(60)	(240)
Accrued expenses and other current liabilities	(17,902)	(5,127)
Other assets and liabilities	(1,002)	1,227
Net cash (used in) provided by operating activities	(7,329)	15,197

Investing activities
Purchases of property and equipment	(2,691)	(93)
Issuance of note receivable	(1,500)	—
Proceeds from sale of business	—	5,800
Investments in intangible and other assets	(186)	(114)
Net cash (used in) provided by investing activities	(4,377)	5,593

Financing activities
Proceeds from option exercises	274	157
Tax payments related to issuance of restricted stock units and performance stock units	(3,188)	(201)
Payments on finance lease obligations	(78)	(78)
Principal payments of long-term debt	(25,000)	(25,000)
Net cash used in financing activities	(27,992)	(25,122)

Cash and cash equivalents
Net decrease in cash	(39,698)	(4,332)
Effect of exchange rate on cash	(200)	(39)
Cash at beginning of period	75,345	95,847
Cash and cash equivalents at end of period	$35,447	$91,476

	Thirteen Weeks Ended
	November 27, 2021	November 28, 2020
Supplemental disclosures of cash flow information
Cash paid for interest	$5,731	$7,535
Cash paid for taxes	$8,775	$282
Non-cash investing and financing transactions
Non-cash proceeds from sale of business	$—	$3,000
Operating lease right-of-use assets exchanged for operating lease liabilities	$5,551	$306

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 28, 2021	95,882,908	$959	98,234	$(2,145)	$1,085,001	$105,807	$(818)	$1,188,804
Net income	—	—	—	—	—	21,152	—	21,152
Stock-based compensation	—	—	—	—	2,605	—	—	2,605
Foreign currency translation adjustments	—	—	—	—	—	—	(40)	(40)
Shares issued upon vesting of restricted stock units and performance stock units	227,729	2	—	—	(3,190)	—	—	(3,188)
Exercise of options to purchase common stock	19,804	—	—	—	274	—	—	274
Balance at November 27, 2021	96,130,441	$961	98,234	$(2,145)	$1,084,690	$126,959	$(858)	$1,209,607

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 29, 2020	95,751,845	$958	98,234	$(2,145)	$1,076,472	$64,927	$(879)	$1,139,333
Net income	—	—	—	—	—	42,953	—	42,953
Stock-based compensation	—	—	—	—	1,110	—	—	1,110
Foreign currency translation adjustments	—	—	—	—	—	—	(45)	(45)
Shares issued upon vesting of restricted stock units	53,908	—	—	—	(201)	—	—	(201)
Exercise of options to purchase common stock	13,118	—	—	—	157	—	—	157
Balance at November 28, 2020	95,818,871	$958	98,234	$(2,145)	$1,077,538	$107,880	$(924)	$1,183,307

See accompanying notes to the unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
(Unaudited, dollars in thousands, except for share and per share data)

1. Nature of Operations and Principles of Consolidation

Description of Business

    The Simply Good Foods Company (“Simply Good Foods” or the “Company”) is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements. The product portfolio the Company develops, markets and sells consists primarily of protein bars, ready-to-drink (“RTD”) shakes, sweet and salty snacks and confectionery products marketed under the Atkins®, Atkins Endulge®, and Quest® brand names. Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities in the nutritional snacking space.

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

    The interim condensed consolidated financial statements and related notes of the Company and its subsidiaries are unaudited. The unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim condensed consolidated financial statements reflect all adjustments and disclosures which are, in the Company’s opinion, necessary for a fair presentation of the results of operations, financial position and cash flows for the indicated periods. All such adjustments were of a normal and recurring nature unless otherwise disclosed. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted. The results reported in these unaudited interim condensed consolidated financial statements are not necessarily indicative of the results that may be reported for the entire fiscal year and should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended August 28, 2021, included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the SEC on October 26, 2021.

    The Company remains uncertain of the ultimate effect COVID-19 could have on its business notwithstanding the distribution of several U.S. government approved vaccines, the availability of booster inoculations and the easing of movement restrictions relative to the onset of COVID-19. This uncertainty stems from the potential for, among other things, (i) the rise of COVID-19 mutations that have resulted in increased rates of reported cases for which currently approved vaccines are or may not be as effective, (ii) unexpected supply chain disruptions, including disruptions resulting from labor shortages or other human capital challenges, (iii) changes to customer operations, (iv) a reversal in recently improving consumer purchasing and consumption behavior, and (v) the closure of or reduced access to customer establishments.

2. Summary of Significant Accounting Policies

    Refer to Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Annual Report for a description of significant accounting policies.

Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

    In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. The amendments in this ASU are effective for all entities and can be applied to contract modifications due to rate reform and eligible existing and new hedging relationships entered into between March 12, 2020 and December 31, 2022. The amendments of this ASU should be applied on a prospective basis. The Company will continue to monitor the effects of rate reform, if any, on any new or amended contracts through December 31, 2022. The Company does not anticipate the amendments in this ASU will be material to its consolidated financial statements.

Recently Adopted Accounting Pronouncements

    In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which amends existing guidance related to the accounting for income taxes. This ASU was intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of accounting for income taxes and to improve the consistent application of GAAP for other areas of accounting for income taxes by clarifying and amending existing guidance. The Company adopted this ASU as of the first day of fiscal year 2022. The adoption of this ASU did not have a material effect on the consolidated financial statements.

    In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which provided updates for technical corrections, clarifications to guidance, simplifications to wording or structure of guidance, and other minor improvements across various areas of accounting within GAAP. The Company adopted this ASU as of the first day of fiscal year 2022 on a prospective basis. The adoption of this ASU did not have a material effect on the consolidated financial statements.

    No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material effect on the Company’s consolidated financial statements.

3. Revenue Recognition

    Revenue from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and core brands:

	Thirteen Weeks Ended
(In thousands)	November 27, 2021	November 28, 2020
North America (1)
Atkins	$133,794	$122,761
Quest (2)	138,294	95,769
Total North America	272,088	218,530
International	9,177	12,622
Total net sales	$281,265	$231,152
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

(2) Quest net sales are primarily in North America.

    Charges related to credit loss on accounts receivables from transactions with external customers were immaterial for the thirteen weeks ended November 27, 2021 and approximately $0.1 million for the thirteen weeks ended November 28, 2020. As of November 27, 2021 and August 28, 2021, the allowances for doubtful accounts related to these accounts receivable were $1.2 million and $1.1 million, respectively.

4. Goodwill and Intangibles

    As of November 27, 2021 and August 28, 2021, Goodwill in the Condensed Consolidated Balance Sheets was $543.1 million. There were no impairment charges related to goodwill during the thirteen weeks ended November 27, 2021 or since the inception of the Company.

    Intangible assets, net in the Condensed Consolidated Balance Sheets consists of the following:

				November 27, 2021
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	33,003	140,997
Licensing agreements	13 years			22,000	7,144	14,856
Proprietary recipes and formulas	7 years			7,000	4,381	2,619
Software and website development costs	3	-	5 years	5,863	3,267	2,596
				$1,182,863	$47,795	$1,135,068

				August 28, 2021
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	30,103	143,897
Licensing agreements	13 years			22,000	6,664	15,336
Proprietary recipes and formulas	7 years			7,000	4,131	2,869
Software and website development costs	3	-	5 years	5,560	2,924	2,636
Intangible assets in progress	3	-	5 years	303	—	303
				$1,182,863	$43,822	$1,139,041

    Changes in Intangible assets, net during the thirteen weeks ended November 27, 2021 were primarily related to recurring amortization expense. Amortization expense related to intangible assets was $4.0 million and $3.9 million for the thirteen weeks ended November 27, 2021 and November 28, 2020, respectively. There were no impairment charges related to intangible assets during the thirteen weeks ended November 27, 2021 and November 28, 2020.

    Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2022	$11,867
2023	15,602
2024	14,917
2025	13,517
2026	13,517
2027 and thereafter	91,648
Total	$161,068

5. Long-Term Debt and Line of Credit

    On July 7, 2017, the Company entered into a credit agreement with Barclays Bank PLC and other parties (as amended to date, the “Credit Agreement”). The Credit Agreement at that time provided for (i) a term facility of $200.0 million (“Term Facility”) with a seven-

year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five-year maturity. Substantially concurrent with the consummation of the business combination between Conyers Park Acquisition Corp. and NCP-ATK Holdings, Inc. on July 7, 2017, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate,” (b) the federal funds effective rate plus 0.50%, or (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements plus (x) 4.00% margin for the Term Loan subject to a floor of 1.00% or (y) 3.00% margin for the Revolving Credit Facility. The Simply Good Foods Company is not a borrower under the Credit Agreement and has not provided a guarantee of the Credit Agreement. Simply Good Foods USA, Inc., is the administrative borrower and certain other subsidiary holding companies are co-borrowers under the Credit Agreement. Each of the Company’s domestic subsidiaries that is not a named borrower under the Credit Agreement has provided a guarantee on a secured basis. As security for the payment or performance of the debt under the Credit Agreement, the borrowers and the guarantors have pledged certain equity interests in their respective subsidiaries and granted the lenders a security interest in substantially all of their domestic assets. All guarantors other than Quest Nutrition, LLC are holding companies with no assets other than their investments in their respective subsidiaries.

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

    On November 7, 2019, the Company entered into a second amendment (the “Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $460.0 million. The Term Facility together with the incremental borrowing make up the Initial Term Loans (as defined in the Incremental Facility Amendment) and as of the Amendment No. 2 Effective Date (as defined in the Incremental Facility Amendment), the Initial Term Loans bear interest at a rate equal to, at the Company’s option, either LIBOR plus an applicable margin of 3.75%, or a base rate plus an applicable margin of 2.75%. The Incremental Facility Amendment was executed to partially finance the acquisition of Quest Nutrition, LLC on November 7, 2019. No amounts under the Term Facility were repaid as a result of the execution of the Incremental Facility Amendment.

    Effective as of December 16, 2021, the Company entered into a third amendment (the “Extension Amendment”) to the Credit Agreement. The Extension Amendment provides for an extension of the stated maturity date of the Revolving Commitments and Revolving Loans (each as defined in the Credit Agreement) from July 7, 2022 to the earlier of (i) 91 days prior to the maturity date of the Initial Term Loans on July 7, 2024 and (ii) December 16, 2026.

    The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all financial covenants as of November 27, 2021 and August 28, 2021, respectively.

    Long-term debt consists of the following:

(In thousands)	November 27, 2021	August 28, 2021
Term Facility (effective rate of 4.8% at November 27, 2021)	431,500	456,500
Finance lease liabilities (effective rate of 5.6% at November 27, 2021)	620	690
Less: Deferred financing fees	4,814	5,636
Total debt	427,306	451,554
Less: Current finance lease liabilities	289	285
Long-term debt, net of deferred financing fees	$427,017	$451,269

    The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended November 27, 2021. The outstanding balance of the Term Facility is due upon its maturity in July 2024.

    As of November 27, 2021, the Company had letters of credit in the amount of $3.5 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support three of the Company’s leased buildings and insurance programs relating to workers’ compensation. No amounts were drawn against these letters of credit at November 27, 2021.

    The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of November 27, 2021 and August 28, 2021, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

There were 6,700,000 Private Warrants outstanding as of November 27, 2021 and November 28, 2020. The table below summarizes the inputs used to calculate the fair value of the warrant liability at each of the following reporting dates:

	November 27, 2021	November 28, 2020
Exercise Price	$11.50	$11.50
Stock Price	$37.93	$22.36
Dividend Yield	—%	—%
Expected Term (in Years)	0.61	1.60
Risk-Free Interest Rate	0.15%	0.14%
Expected Volatility	27.34%	25.60%
Per Share Value of Warrants	$26.44	$10.92

    The periodic remeasurement of the warrant liability is reflected in (Loss) gain in fair value change of warrant liability within the Condensed Consolidated Statements of Operations and Comprehensive Income. The adjustments for the thirteen weeks ended November 27, 2021 and November 28, 2020 were a loss of $17.3 million and a gain of $20.5 million, respectively. The adjustments resulted in a total warrant liability at November 27, 2021 and November 28, 2020 of $177.2 million and $73.2 million, respectively.

7. Income Taxes

    The tax expense and the effective tax rate resulting from operations were as follows:

	Thirteen Weeks Ended
(In thousands)	November 27, 2021	November 28, 2020
Income before income taxes	$33,975	$51,327
Income tax expense	$12,823	$8,374
Effective tax rate	37.7%	16.3%

    The effective tax rate for the thirteen weeks ended November 27, 2021 was 21.4% greater than the effective tax rate for the thirteen weeks ended November 28, 2020, which was primarily driven by the non-cash change in the fair value of the warrant liability and other permanent differences.

8. Leases

    The components of lease expense were as follows:

		Thirteen Weeks Ended
(In thousands)	Statements of Operations Caption	November 27, 2021	November 28, 2020
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$2,255	$1,498
Variable lease cost (1)	Cost of goods sold and General and administrative	653	398
Total operating lease cost		2,908	1,896

Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	68	68
Interest on lease liabilities	Interest expense	9	13
Total finance lease cost		77	81

Total lease cost		$2,985	$1,977
(1)    Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

    In conjunction with the Company’s restructuring activities as discussed in Note 13, Restructuring and Related Charges, the Company recorded an immaterial gain on lease termination related to its lease in the Netherlands in the thirteen weeks ended November 27, 2021 and a $0.4 million impairment charge related to its operating lease right-of-use asset for its lease in Toronto, Ontario in the thirteen weeks ended November 28, 2020. The effect of these restructuring activities has been included within General and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Income. Refer to Note 13, Restructuring and Related Charges, for additional information regarding restructuring activities.

    The right-of-use assets and corresponding liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheets Caption	November 27, 2021	August 28, 2021
Assets
Operating lease right-of-use assets	Other long-term assets	$50,116	$46,197
Finance lease right-of-use assets	Property and equipment, net	571	640
Total lease assets		$50,687	$46,837

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$4,774	$3,788
Finance lease liabilities	Current maturities of long-term debt	289	285
Long-term:
Operating lease liabilities	Other long-term liabilities	48,297	44,892
Finance lease liabilities	Long-term debt, less current maturities	331	405
Total lease liabilities		$53,691	$49,370

    Future maturities of lease liabilities as of November 27, 2021 were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2022	$5,490	$235
2023	8,349	278
2024	9,212	145
2025	8,462	—
2026	6,655	—
Thereafter	26,063	—
Total lease payments	64,231	658
Less: Interest	(11,160)	(38)
Present value of lease liabilities	$53,071	$620

    The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	November 27, 2021	August 28, 2021
Weighted-average remaining lease term (in years)
Operating leases	7.83	8.38
Finance leases	2.20	2.44
Weighted-average discount rate
Operating leases	4.8%	4.9%
Finance leases	5.6%	5.6%

    Supplemental and other information related to leases was as follows:

	Thirteen Weeks Ended
(In thousands)	November 27, 2021	November 28, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,054	$1,811
Operating cash flows from finance leases	$148	$7
Financing cash flows from finance leases	$78	$78

9. Commitments and Contingencies

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

    As of November 27, 2021 and August 28, 2021, the Company had $0.7 million reserved for potential settlements.

Other

    The Company has entered into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Atkins and Quest brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of November 27, 2021, the Company will be required to make payments of $2.1 million over the next year.

10. Stockholders’ Equity

Warrants to Purchase Common Stock

    As of November 27, 2021, the Company has outstanding liability-classified Private Warrants that allow holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants are held by Conyers Park Sponsor, LLC, a related party. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. The warrants expire on July 7, 2022 or earlier upon redemption or liquidation, as applicable.

    As discussed in Note 6, Fair Value of Financial Instruments, the liability-classified warrants are remeasured on a recurring basis, primarily based on observable market data while the related theoretical private warrant volatility assumption within the Black-Scholes model represents a Level 3 measurement within the fair value measurement hierarchy. The periodic remeasurement of the warrant liability is reflected in (Loss) gain in fair value change of warrant liability within the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

    During the thirteen weeks ended November 27, 2021 and November 28, 2020, the Company did not repurchase any shares of common stock. As of November 27, 2021, approximately $47.9 million remained available under the stock repurchase program.

11. Earnings Per Share

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

    As of November 27, 2021, the Company has outstanding liability-classified Private Warrants to purchase 6,700,000 shares of the Company’s common stock. During periods when the effect is dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares, calculated using the treasury stock method. During periods when the impact is anti-dilutive, the share settlement is excluded.

    The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended
(In thousands, except per share data)	November 27, 2021	November 28, 2020
Basic earnings per share computation:
Numerator:
Net income available to common stockholders	$21,152	$42,953
Denominator:
Weighted average common shares outstanding - basic	95,856,845	95,538,111
Basic earnings per share from net income	$0.22	$0.45

Diluted earnings per share computation:
Numerator:
Net income available for common stockholders	$21,152	$42,953
Gain in fair value change of warrant liability	—	(20,453)
Numerator for diluted earnings per share	$21,152	$22,500
Denominator:
Weighted average common shares outstanding - basic	95,856,845	95,538,111
Private Warrants	—	3,216,252
Employee stock options	1,652,577	899,375
Non-vested shares	352,151	109,381
Weighted average common shares - diluted	97,861,573	99,763,119
Diluted earnings per share from net income	$0.22	$0.23

    The diluted earnings per share calculation for the thirteen weeks ended November 27, 2021 excluded 4.6 million shares, issuable upon exercise of Private Warrants, that would have been anti-dilutive. Diluted earnings per share calculations for the thirteen weeks ended November 27, 2021 and November 28, 2020 excluded 0.2 million and 0.7 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive. An immaterial number of non-vested restricted stock units that would have been anti-dilutive were excluded from diluted earnings per share calculations for the thirteen weeks ended November 27, 2021 and November 28, 2020.

12. Omnibus Incentive Plan

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

    The Company recorded stock-based compensation expense of $2.6 million and $1.1 million in the thirteen weeks ended November 27, 2021 and November 28, 2020, respectively.

Stock Options

    The following table summarizes stock option activity for the thirteen weeks ended November 27, 2021:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 28, 2021	2,993,163	$16.31
Granted	138,479	40.88
Exercised	(19,804)	13.83
Forfeited	(2,300)	19.89
Outstanding as of November 27, 2021	3,109,538	$17.42	6.73

Vested and expected to vest as of November 27, 2021	3,109,538	$17.42	6.73

Exercisable as of November 27, 2021	2,494,944	$14.13	6.10

    As of November 27, 2021, the Company had $6.5 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 2.3 years. During the thirteen weeks ended November 27, 2021 and November 28, 2020, the Company received $0.3 million and $0.2 million in cash from stock option exercises, respectively.

Restricted Stock Units

    The following table summarizes restricted stock unit activity for the thirteen weeks ended November 27, 2021:

	Units	Weighted average grant-date fair value
Non-vested as of August 28, 2021	496,334	$24.56
Granted	129,423	39.54
Vested	(139,459)	22.13
Forfeited	(10,675)	25.72
Non-vested as of November 27, 2021	475,623	$29.34

    As of November 27, 2021, the Company had $12.1 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 2.0 years.

Performance Stock Units

    During the thirteen weeks ended November 27, 2021, the Board of Directors granted performance stock units under the Company’s equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. Performance stock units were valued using a Monte Carlo simulation.

    The following table summarizes performance stock unit activity for the thirteen weeks ended November 27, 2021:

	Units	Weighted average grant-date fair value
Non-vested as of August 28, 2021	380,097	$19.31
Granted	50,212	63.42
Vested	(166,688)	11.93
Forfeited	(6,350)	16.48
Non-vested as of November 27, 2021	257,271	$32.77

    As of November 27, 2021, the Company had $5.7 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.8 years.

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

    The following table summarizes SARs activity for the thirteen weeks ended November 27, 2021:

	Shares underlying SARs	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 28, 2021	150,000	$24.20
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of November 27, 2021	150,000	$24.20	7.93

Vested and expected to vest as of November 27, 2021	150,000	$24.20	7.93

Exercisable as of November 27, 2021	—	$—	0.00

    As of November 27, 2021, the Company had $0.1 million of total unrecognized compensation cost related to its SARs that will be recognized over a weighted average period of 0.9 years.

13. Restructuring and Related Charges

    In May 2020, the Company announced certain restructuring activities in conjunction with the implementation of the Company’s future-state organization design, which created a fully integrated organization with its completed acquisition of Quest Nutrition, LLC on November 7, 2019. The new organization design became effective on August 31, 2020. These restructuring plans primarily include workforce reductions, changes in management structure, and the relocation of business activities from one location to another.

    The one-time termination benefits and employee severance costs to be incurred in relation to these restructuring activities are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, and ASC Topic 712, Compensation - Nonretirement Postemployment Benefits, respectively. The Company recognizes a liability and the related expense for these restructuring costs when the liability is incurred and can be measured. Restructuring accruals are based upon management estimates at the time and can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.

    Changes to the restructuring liability during the thirteen weeks ended November 27, 2021 were as follows:

(In thousands)	Termination benefits and severance	Other	Restructuring liability
Balance as of August 28, 2021	$851	$—	$851
Charges	44	28	72
Cash payments	(748)	(28)	(776)
Balance as of November 27, 2021	$147	$—	$147

    In addition to the restructuring costs shown above, the Company recorded an immaterial gain on lease termination related to its lease in the Netherlands in the thirteen weeks ended November 27, 2021. As a result, the Company’s total restructuring and restructuring-related costs incurred in the thirteen weeks ended November 27, 2021 were immaterial. The Company incurred a total of $2.5 million in restructuring and restructuring-related costs in the thirteen weeks ended November 28, 2020. The effect of these restructuring activities has been included within General and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Income.

    Since the restructuring activities were announced in May 2020, the Company has incurred aggregate restructuring and restructuring-related costs of $9.9 million. Overall, the Company expects to incur a total of approximately $10.1 million in restructuring and restructuring-related costs, which are to be paid through the second quarter of fiscal year 2022.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

    This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements include, but are not limited to, the effect of the COVID-19 pandemic on our business, financial condition and results of operations, our expectations regarding our supply chain, including but not limited to, raw materials and logistics costs, and the effect of price increases. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. Such risks and uncertainties include those related to our ability to sell our products.

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 28, 2021 (“Annual Report”) and our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Report. In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company’s expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified in Item 1A. “Risk Factors” of our Annual Report. The Company assumes no obligation to update any of these forward-looking statements.

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

Effects of COVID-19

    For the thirteen weeks ended November 27, 2021, our business improved from the end of fiscal year 2021, driven in part by the increasing normalization of consumer mobility and shopper traffic patterns in brick and mortar retailers versus prior periods that were pressured by COVID-19 movement restrictions. The improvement in consumer mobility and shopper traffic patterns however remains fragile and there continues to be uncertainty related to the sustainability and longevity of these trends. In addition, these positive trends could be negatively affected by an increase in the number and rate of reported positive cases of COVID-19, especially resulting from new variants of the virus, along with any government actions to reimpose mobility restrictions. During fiscal year 2022, we expect our business performance will continue to be affected by the level of consumer mobility, which includes the rate at which consumers return to working outside the home.

    We have actively engaged with the various elements of our value chain, including our retail customers, contract manufacturers, and logistics and transportation providers, to meet demand for our products and to remain informed of any challenges within our value chain. Although consumer consumption habits have become steadier, inventory levels remain variable. Based on information available to us as of the date of this Report, we believe we will be able to deliver products at acceptable levels to fulfil customer orders on a timely basis; therefore, we expect our products will continue to be available for purchase to meet consumer meal replacement and snacking needs for the foreseeable future. We continue to monitor customer and consumer demand along with our logistics capabilities and intend to adapt our plans as needed to continue to drive our business and meet our obligations during the continuing and evolving COVID-19 situation.

    We remain uncertain of the ultimate effect COVID-19 could have on our business notwithstanding the distribution of several U.S. government approved vaccines, the availability of booster inoculations and the easing of movement restrictions relative to the onset of COVID-19. This uncertainty stems from the potential for, among other things, (i) the rise of COVID-19 mutations that have resulted in increased rates of reported cases for which currently approved vaccines are or may not be as effective, (ii) unexpected supply chain disruptions, including disruptions resulting from labor shortages or other human capital challenges, (iii) changes to customer operations, (iv) a reversal in recently improving consumer purchasing and consumption behavior, and (v) the closure of or reduced access to customer establishments.

Restructuring and Related Charges

    In May 2020, we announced certain restructuring activities in conjunction with the implementation of our future-state organization design, which created a fully integrated organization with our completed acquisition of Quest Nutrition, LLC on November 7, 2019. The new organization design became effective on August 31, 2020. These restructuring plans primarily include workforce reductions, changes in management structure, and the relocation of business activities from one location to another.

    Total restructuring and restructuring-related costs incurred in the thirteen weeks ended November 27, 2021 were immaterial. We incurred a total of $2.5 million in restructuring and restructuring-related costs in the thirteen weeks ended November 28, 2020. The effect of these restructuring activities has been included within General and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Income. Since the restructuring activities were announced in May 2020, we have incurred aggregate restructuring and restructuring-related costs of $9.9 million. Overall, we expect to incur a total of approximately $10.1 million in restructuring and restructuring-related costs, including the $9.9 million previously incurred, and the balance of which will be paid through the second quarter of fiscal year 2022. As of November 27, 2021, the outstanding restructuring liability was $0.1 million. Refer to Note 13, Restructuring and Related Charges, of our Notes to Unaudited Condensed Consolidated Financial Statements in this Report for additional information regarding restructuring activities.

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

Supply Chain

    We expect higher raw material and logistics costs in fiscal year 2022. As a result, we instituted a price increase effective in September 2021, the first month of our fiscal year 2022. Management believes the price increase and cost savings initiatives will enable us to continue to invest in projects that drive growth.

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

Results of Operations

    Sales and earnings growth improved for both the Atkins® and Quest® brands during the thirteen weeks ended November 27, 2021, driven by improving consumer mobility and shopper trips compared to the thirteen weeks ended November 28, 2020, as well as increasing household penetration and innovation that continues to resonate with consumers. As a result of the price increase effective in September 2021 as well as favorable product form and retail channel mix, we were able to more than offset the unfavorable effects of higher raw material costs, logistics costs, and supply chain challenges in the thirteen weeks ended November 27, 2021 and achieve gross margin expansion and earnings growth. As previously discussed above in “Supply Chain,” we continue to expect to have higher raw material and logistics costs in fiscal year 2022 as compared to fiscal year 2021.

    In assessing the performance of our business, we consider a number of key performance indicators used by management and typically used by our competitors, including the non-GAAP measures EBITDA and Adjusted EBITDA. Because not all companies use identical calculations, the presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of EBITDA and Adjusted EBITDA to net income for each applicable period.

Comparison of Unaudited Results for the Thirteen Weeks Ended November 27, 2021 and the Thirteen Weeks Ended November 28, 2020

    The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	November 27, 2021	% of Sales	November 28, 2020	% of Sales
Net sales	$281,265	100.0%	$231,152	100.0%
Cost of goods sold	164,710	58.6%	137,111	59.3%
Gross profit	116,555	41.4%	94,041	40.7%

Operating expenses:
Selling and marketing	30,527	10.9%	25,195	10.9%
General and administrative	23,702	8.4%	25,415	11.0%
Depreciation and amortization	4,320	1.5%	4,244	1.8%
Total operating expenses	58,549	20.8%	54,854	23.7%

Income from operations	58,006	20.6%	39,187	17.0%

Other income (expense):
Interest income	1	—%	3	—%
Interest expense	(6,371)	(2.3)%	(8,372)	(3.6)%
(Loss) gain in fair value change of warrant liability	(17,317)	(6.2)%	20,453	8.8%
(Loss) gain on foreign currency transactions	(353)	(0.1)%	9	—%
Other income	9	—%	47	—%
Total other (expense) income	(24,031)	(8.5)%	12,140	5.3%

Income before income taxes	33,975	12.1%	51,327	22.2%
Income tax expense	12,823	4.6%	8,374	3.6%
Net income	$21,152	7.5%	$42,953	18.6%

Other financial data:
Adjusted EBITDA (1)	$65,615	23.3%	$48,697	21.1%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales of $281.3 million represented an increase of $50.1 million, or 21.7%, for the thirteen weeks ended November 27, 2021 compared to the thirteen weeks ended November 28, 2020. The increase was primarily attributable to retail sales volume growth and e-commerce growth for both the Atkins® and Quest® brands, which increased our North America net sales by 24.5% in the thirteen weeks ended November 27, 2021 compared to the thirteen weeks ended November 28, 2020. Additionally, we instituted a price increase effective in September 2021, the first month of our fiscal year 2022. The increase in net sales was partially offset by a 27.3% decline in our international business due to the European exit. The European exit represented a 1.6% headwind to total Company net sales growth.

    Cost of goods sold. Cost of goods sold increased $27.6 million, or 20.1%, for the thirteen weeks ended November 27, 2021 compared to the thirteen weeks ended November 28, 2020. The cost of goods sold increase was driven by the sales volume growth for both the Atkins® and Quest® brands, as discussed above. Additionally, our cost of goods sold for the thirteen weeks ended November 27, 2021 was unfavorably affected by higher raw material costs, logistics costs, and supply chain challenges. As previously discussed above in “Supply Chain,” we continue to expect to have higher raw material and logistics costs in fiscal year 2022 as compared to fiscal year 2021.

    Gross profit. Gross profit increased $22.5 million, or 23.9%, for the thirteen weeks ended November 27, 2021 compared to the thirteen weeks ended November 28, 2020, which was primarily driven by the sales volume growth for both the Quest® and Atkins®

brands as discussed above. Gross profit of $116.6 million, or 41.4% of net sales, for the thirteen weeks ended November 27, 2021 increased 70 basis points from 40.7% of net sales for the thirteen weeks ended November 28, 2020. The increase in gross profit margin was primarily the result of the price increase which became effective in September 2021 as well as favorable product form and retail channel mix given higher shopper traffic volume within brick and mortar retailers. The increase in gross profit margin was partially offset by the unfavorable effects of higher raw material costs, logistics costs, and supply chain challenges in the thirteen weeks ended November 27, 2021 as previously discussed.

    Operating expenses. Operating expenses increased $3.7 million, or 6.7%, for the thirteen weeks ended November 27, 2021 compared to the thirteen weeks ended November 28, 2020 due to the following:

•Selling and marketing. Selling and marketing expenses increased $5.3 million, or 21.2%, for the thirteen weeks ended November 27, 2021 compared to the thirteen weeks ended November 28, 2020. The increase was primarily related to additional brand building initiatives for both Atkins® and Quest® in the thirteen weeks ended November 27, 2021 compared to the thirteen weeks ended November 28, 2020.

•General and administrative. General and administrative expenses decreased $1.7 million, or 6.7%, for the thirteen weeks ended November 27, 2021 compared to the thirteen weeks ended November 28, 2020. The decrease was primarily attributable to reductions in costs related to business integration activities of $1.2 million and restructuring charges of $2.5 million in the thirteen weeks ended November 27, 2021 compared to the thirteen weeks ended November 28, 2020. These decreases were partially offset by an increase in incentive compensation, including an increase of stock-based compensation of $1.5 million, in the thirteen weeks ended November 27, 2021 compared to the thirteen weeks ended November 28, 2020.

•Depreciation and amortization. Depreciation and amortization expenses remained approximately flat at $4.3 million for the thirteen weeks ended November 27, 2021 and $4.2 million for the November 28, 2020.

    Interest income. Interest income was nominal for each of the thirteen weeks ended November 27, 2021 and November 28, 2020.

    Interest expense. Interest expense decreased $2.0 million for the thirteen weeks ended November 27, 2021 compared to the thirteen weeks ended November 28, 2020, primarily due to principal payments reducing the outstanding balance of the Term Facility (as defined below) to $431.5 million as of November 27, 2021 from $581.5 million as of November 28, 2020. Additionally, interest expense related to the amortization of deferred financing costs and debt discount decreased $0.3 million for the thirteen weeks ended November 27, 2021 compared to the thirteen weeks ended November 28, 2020.

    (Loss) gain in fair value change of warrant liability. During thirteen weeks ended November 27, 2021 and November 28, 2020, we recorded a non-cash loss of $17.3 million and a non-cash gain of $20.5 million, respectively, related to changes in valuation of our liability-classified warrants issued through a private placement (“Private Warrants”), which is primarily driven by movements in our stock price.

    (Loss) gain on foreign currency transactions. A loss of $0.4 million in foreign currency transactions was recorded for the thirteen weeks ended November 27, 2021 compared to an immaterial foreign currency gain for the thirteen weeks ended November 28, 2020. The variance primarily relates to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense increased $4.4 million for the thirteen weeks ended November 27, 2021 compared to the thirteen weeks ended November 28, 2020. The increase in our income tax expense is primarily driven by higher income from operations, partially offset by changes in permanent differences.

    Net income. Net income was $21.2 million for the thirteen weeks ended November 27, 2021, a decrease of $21.8 million compared to net income of $43.0 million for the thirteen weeks ended November 28, 2020. The decrease in net income was primarily driven by the non-cash fair value loss of $17.3 million in the thirteen weeks ended November 27, 2021 compared to a non-cash fair value gain of $20.5 million in the thirteen weeks ended November 28, 2020 related to the measurement of our liability-classified Private Warrants, which was partially offset by increased income from operations driven by the Atkins® and Quest® brand sales volume growth as discussed above.

    Adjusted EBITDA. Adjusted EBITDA increased $16.9 million, or 34.7% for the thirteen weeks ended November 27, 2021 compared to the thirteen weeks ended November 28, 2020, driven primarily by sales volume growth for the Atkins® and Quest® brands as discussed above. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Reconciliation of EBITDA and Adjusted EBITDA

    EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed as alternatives to net income as an indicator of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines EBITDA as net income or loss before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude the following items: stock-based compensation expense, integration costs, restructuring costs, gain or loss in fair value change of warrant liability, and other non-core expenses. The Company believes that EBITDA and Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors. Management of the Company uses EBITDA and Adjusted EBITDA to supplement net income because these measures reflect operating results of the on-going operations, eliminate items that are not directly attributable to the Company’s underlying operating performance, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics the Company’s management uses in its financial and operational decision making. The Company also believes that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

    The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen weeks ended November 27, 2021 and November 28, 2020:

(In thousands)	Thirteen Weeks Ended
	November 27, 2021	November 28, 2020
Net income	$21,152	$42,953
Interest income	(1)	(3)
Interest expense	6,371	8,372
Income tax expense	12,823	8,374
Depreciation and amortization	4,741	4,513
EBITDA	45,086	64,209
Stock-based compensation expense	2,605	1,110
Integration of Quest	55	1,246
Restructuring	42	2,519
Loss (gain) in fair value change of warrant liability	17,317	(20,453)
Other (1)	510	66
Adjusted EBITDA	$65,615	$48,697
(1) Other items consist principally of exchange impact of foreign currency transactions and other expenses.

Liquidity and Capital Resources

Overview

    We have historically funded our operations with cash flow from operations and, when needed, with borrowings under our Credit Agreement (as defined below). Our principal uses of cash have been working capital, debt service, and acquisition opportunities.

    We had $35.4 million in cash as of November 27, 2021. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

    Our material future cash requirements from contractual and other obligations relate primarily to our principal and interest payments for our Term Facility, as defined and discussed below, and our operating and finance leases. Refer to Note 5, Long-Term Debt and Line of Credit, and Note 8, Leases, of the Notes to Unaudited Condensed Consolidated Financial Statements in this Report for additional information related to the expected timing and amount of payments related to our contractual and other obligations.

Debt and Credit Facilities

    On July 7, 2017, we entered into a credit agreement with Barclays Bank PLC and other parties (as amended to date, the “Credit Agreement”). The Credit Agreement at that time provided for (i) a term facility of $200.0 million (“Term Facility”) with a seven-year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five-year maturity. Substantially concurrent with the consummation of the business combination between Conyers Park Acquisition Corp. and NCP-ATK Holdings, Inc. on July 7, 2017, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn. The interest rate per annum is based on either (i) a base rate equaling the higher of (a) the “prime rate,” (b) the federal funds effective rate plus 0.50%, or (c) the Euro-currency rate applicable for an interest period of one month plus 1.00% plus (x) 3.00% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility, or (ii) London Interbank Offered Rate (“LIBOR”) adjusted for statutory reserve requirements plus (x) 4.00% margin for the Term Loan subject to a floor of 1.00% or (y) 3.00% margin for the Revolving Credit Facility. The Simply Good Foods Company is not a borrower under the Credit Agreement and has not provided a guarantee of the Credit Agreement. Simply Good Foods USA, Inc., is the administrative borrower and certain other subsidiary holding companies are co-borrowers under the Credit Agreement. Each of our domestic subsidiaries that is not a named borrower under the Credit Agreement has provided a guarantee on a secured basis. As security for the payment or performance of the debt under the Credit Agreement, the borrowers and the guarantors have pledged certain equity interests in their respective subsidiaries and granted the lenders a security interest in substantially all of their domestic assets. All guarantors other than Quest Nutrition, LLC are holding companies with no assets other than their investments in their respective subsidiaries.

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

    On November 7, 2019, we entered into a second amendment (the “Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $460.0 million. The Term Facility together with the incremental borrowing make up the Initial Term Loans (as defined in the Incremental Facility Amendment) and as of the Amendment No. 2 Effective Date (as defined in the Incremental Facility Amendment), the Initial Term Loans bear interest at a rate equal to, at our option, either LIBOR plus an applicable margin of 3.75% or a base rate plus an applicable margin of 2.75%. The Incremental Facility Amendment was executed to partially finance the acquisition of Quest Nutrition, LLC on November 7, 2019. No amounts under the Term Facility were repaid as a result of the execution of the Incremental Facility Amendment.

    Effective as of December 16, 2021, the Company entered into a third amendment (the “Extension Amendment”) to the Credit Agreement. The Extension Amendment provides for an extension of the stated maturity date of the Revolving Commitments and Revolving Loans (each as defined in the Credit Agreement) from July 7, 2022 to the earlier of (i) 91 days prior to the maturity date of the Initial Term Loans on July 7, 2024 and (ii) December 16, 2026.

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

    The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all financial covenants as of November 27, 2021 and August 28, 2021, respectively.

    At November 27, 2021, the outstanding balance of the Term Facility was $431.5 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended November 27, 2021. The outstanding balance of the Term Facility is due upon its maturity in July 2024. As of November 27, 2021, there were no amounts drawn against the Revolving Credit Facility.

Private Warrants to Purchase Common Stock

    As of November 27, 2021, we have outstanding liability-classified Private Warrants that allow holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants are held by Conyers Park Sponsor, LLC, a related party. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. If all Private Warrants are exercised at the $11.50 exercise price per warrant, our cash would increase by $77.1 million. The warrants expire on July 7, 2022 or earlier upon redemption or liquidation, as applicable.

Cash Flows

    The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Thirteen Weeks Ended
	November 27, 2021	November 28, 2020
Net cash (used in) provided by operating activities	$(7,329)	$15,197
Net cash (used in) provided by investing activities	$(4,377)	$5,593
Net cash used in financing activities	$(27,992)	$(25,122)

    Operating activities. Our net cash (used in) provided by operating activities decreased $22.5 million to $7.3 million cash used in operating activities for the thirteen weeks ended November 27, 2021 compared to cash provided by operating activities of $15.2 million for the thirteen weeks ended November 28, 2020. The decrease in cash provided by operating activities was primarily attributable to changes in working capital, including $14.0 million of accounts receivable, net, $14.2 million of accounts payable and $17.9 million of accrued expenses and other current liabilities due to timing of payments and receipts during the thirteen weeks ended November 27, 2021. Additionally, seasonal building of inventory levels contributed to $15.3 million of negative working capital changes in inventory for the thirteen weeks ended November 27, 2021. These decreases in cash provided by operating activities were partially offset by the $18.8 million increase in income from operations primarily attributable to retail sales volume growth and e-commerce growth for both the Atkins® and Quest® brands as discussed in “Results of Operations” above.

    Investing activities. Our net cash used in investing activities was $4.4 million for the thirteen weeks ended November 27, 2021 compared to net cash provided by investing activities of $5.6 million for the thirteen weeks ended November 28, 2020. Our net cash used in investing activities for the thirteen weeks ended November 27, 2021 primarily comprised $2.7 million of purchases of property and equipment and the issuance of a $1.5 million note receivable. The $5.6 million of net cash provided by investing activities for the thirteen weeks ended November 28, 2020 primarily comprised the $5.8 million of cash proceeds received from the SimplyProtein Sale.

    Financing activities. Our net cash used in financing activities was $28.0 million for the thirteen weeks ended November 27, 2021 compared to $25.1 million for the thirteen weeks ended November 28, 2020. Net cash used in financing activities for the thirteen weeks ended November 27, 2021 primarily consisted of $25.0 million in principal payments on the Term Facility and $3.2 million of tax payments related to issuance of restricted stock units and performance stock units. Net cash used in financing activities for the thirteen weeks ended November 28, 2020 primarily consisted of $25.0 million in principal payments on the Term Facility.

New Accounting Pronouncements

    For a description of critical accounting policies that affect our significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report. Refer to Note 2, Summary of Significant Accounting Policies, of our unaudited interim consolidated financial statements in this Report for further information regarding recently issued accounting standards.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

    There were no material changes in our market risk exposure during the thirteen week period ended November 27, 2021. We continue to expect to experience logistics challenges in our supply chain as well as higher raw material and logistics costs in fiscal year 2022. We instituted a price increase effective in September 2021, the first month of our fiscal year 2022, which management believes, along with productivity initiatives, will enable us to continue to invest in projects that drive growth. We are continuing to assess available alternatives to mitigate potential input cost inflation for fiscal year 2022. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 27, 2021, the Company’s disclosure controls and procedures were effective

Changes in Internal Control over Financial Reporting

    There were no changes in our internal controls over financial reporting during the quarter ended November 27, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

    Readers should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

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
10.1
Amendment No. 3 (Extension Amendment), dated as of December 16, 2021, by and among Atkins Intermediate Holdings, LLC, a Delaware limited liability company, Conyers Park Acquisition Corp., a Delaware corporation, Simply Good Foods USA, Inc., a New York corporation, Atkins Nutritionals Holdings, Inc., a Delaware corporation, Atkins Nutritionals Holdings II, Inc., a Delaware corporation, NCP-ATK Holdings, Inc., a Delaware corporation and the financial institutions party thereto as Consenting Lenders and the Replacement Lender and Barclays Bank PLC, as administrative agent.

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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	January 5, 2022	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)