Form 10-Q
period 2022-02-26
Simply Good Foods Co
filed 2022-04-06
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 26, 2022

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

As of April 1, 2022, there were 100,370,063 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 26, 2022

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share and per share data)

	February 26, 2022	August 28, 2021
Assets
Current assets:
Cash	$51,469	$75,345
Accounts receivable, net	118,212	111,456
Inventories	120,937	97,269
Prepaid expenses	6,589	4,902
Other current assets	38,782	9,694
Total current assets	335,989	298,666

Long-term assets:
Property and equipment, net	18,279	16,584
Intangible assets, net	1,131,097	1,139,041
Goodwill	543,134	543,134
Other long-term assets	59,398	54,792
Total assets	$2,087,897	$2,052,217

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$65,209	$59,713
Accrued interest	180	60
Accrued expenses and other current liabilities	41,979	53,606
Current maturities of long-term debt	287	285
Total current liabilities	107,655	113,664

Long-term liabilities:
Long-term debt, less current maturities	426,916	451,269
Deferred income taxes	105,645	93,755
Warrant liability	—	159,835
Other long-term liabilities	46,627	44,890
Total liabilities	686,843	863,413
See commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 101,070,881 and 95,882,908 shares issued at February 26, 2022 and August 28, 2021, respectively	1,011	959
Treasury stock, 669,755 shares and 98,234 shares at cost at February 26, 2022 and August 28, 2021, respectively	(22,539)	(2,145)
Additional paid-in-capital	1,278,728	1,085,001
Retained earnings	145,420	105,807
Accumulated other comprehensive loss	(1,566)	(818)
Total stockholders’ equity	1,401,054	1,188,804
Total liabilities and stockholders’ equity	$2,087,897	$2,052,217

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Net sales	$296,718	$230,607	$577,983	$461,759
Cost of goods sold	188,195	140,342	352,905	277,453
Gross profit	108,523	90,265	225,078	184,306

Operating expenses:
Selling and marketing	31,955	26,150	62,482	51,345
General and administrative	26,288	26,562	49,990	51,977
Depreciation and amortization	4,329	4,212	8,649	8,456
Total operating expenses	62,572	56,924	121,121	111,778

Income from operations	45,951	33,341	103,957	72,528

Other income (expense):
Interest income	—	—	1	3
Interest expense	(5,276)	(7,995)	(11,647)	(16,367)
Loss in fair value change of warrant liability	(12,745)	(45,334)	(30,062)	(24,881)
Gain on foreign currency transactions	780	975	427	984
Other income	—	112	9	159
Total other expense	(17,241)	(52,242)	(41,272)	(40,102)

Income (loss) before income taxes	28,710	(18,901)	62,685	32,426
Income tax expense	10,249	7,313	23,072	15,687
Net income (loss)	$18,461	$(26,214)	$39,613	$16,739

Other comprehensive income (loss):
Foreign currency translation, net of reclassification adjustments	$(708)	$243	$(748)	$198
Comprehensive income (loss)	$17,753	$(25,971)	$38,865	$16,937

Earnings (loss) per share from net income (loss):
Basic	$0.19	$(0.27)	$0.41	$0.17
Diluted	$0.18	$(0.27)	$0.40	$0.17
Weighted average shares outstanding:
Basic	98,599,271	95,734,591	97,228,058	95,712,057
Diluted	100,414,770	95,734,591	99,152,961	96,997,012

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Twenty-Six Weeks Ended
	February 26, 2022	February 27, 2021
Operating activities
Net income	$39,613	$16,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,572	9,021
Amortization of deferred financing costs and debt discount	1,332	2,108
Stock compensation expense	5,697	3,594
Loss in fair value change of warrant liability	30,062	24,881
Estimated credit losses	(5)	—
Unrealized gain on foreign currency transactions	(427)	(985)
Deferred income taxes	11,814	8,119
Amortization of operating lease right-of-use asset	3,293	2,253
Loss on operating lease right-of-use asset impairment	—	681
Gain on lease termination	(30)	(154)
Other	571	216
Changes in operating assets and liabilities:
Accounts receivable, net	(6,880)	(7,015)
Inventories	(24,241)	(24,502)
Prepaid expenses	(1,695)	(1,191)
Other current assets	(29,211)	(674)
Accounts payable	6,109	10,275
Accrued interest	120	(577)
Accrued expenses and other current liabilities	(12,098)	(1,881)
Other assets and liabilities	(3,273)	(1,144)
Net cash provided by operating activities	30,323	39,764

Investing activities
Purchases of property and equipment	(4,339)	(449)
Issuance of note receivable	(1,500)	—
Proceeds from sale of business	—	5,800
Investments in intangible and other assets	(187)	(114)
Net cash (used in) provided by investing activities	(6,026)	5,237

Financing activities
Proceeds from option exercises	1,474	527
Tax payments related to issuance of restricted stock units and performance stock units	(3,289)	(252)
Payments on finance lease obligations	(157)	(168)
Repurchase of common stock	(20,394)	—
Principal payments of long-term debt	(25,000)	(50,000)
Deferred financing costs	(544)	—
Net cash used in financing activities	(47,910)	(49,893)

Cash and cash equivalents
Net decrease in cash	(23,613)	(4,892)
Effect of exchange rate on cash	(263)	352
Cash at beginning of period	75,345	95,847
Cash and cash equivalents at end of period	$51,469	$91,307

	Twenty-Six Weeks Ended
	February 26, 2022	February 27, 2021
Supplemental disclosures of cash flow information
Cash paid for interest	$10,195	$14,835
Cash paid for taxes	$33,162	$10,023
Non-cash investing and financing transactions
Non-cash proceeds from sale of business	$—	$3,000
Operating lease right-of-use assets exchanged for operating lease liabilities	$5,551	$316
Issuance of common stock in extinguishment of warrant liabilities	$189,897	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 28, 2021	95,882,908	$959	98,234	$(2,145)	$1,085,001	$105,807	$(818)	$1,188,804
Net income	—	—	—	—	—	21,152	—	21,152
Stock-based compensation	—	—	—	—	2,605	—	—	2,605
Foreign currency translation adjustments	—	—	—	—	—	—	(40)	(40)
Shares issued upon vesting of restricted stock units and performance stock units	227,729	2	—	—	(3,190)	—	—	(3,188)
Exercise of options to purchase common stock	19,804	—	—	—	274	—	—	274
Balance at November 27, 2021	96,130,441	$961	98,234	$(2,145)	$1,084,690	$126,959	$(858)	$1,209,607
Net income	—	—	—	—	—	18,461	—	18,461
Stock-based compensation	—	—	—	—	3,092	—	—	3,092
Foreign currency translation adjustments	—	—	—	—	—	—	439	439
Reclassification adjustment for currency translation gains related to the liquidation of foreign entities	—	—	—	—	—	—	(1,147)	(1,147)
Repurchase of common stock	—	—	571,521	(20,394)	—	—	—	(20,394)
Warrant Conversion	4,830,761	48	—	—	189,849	—	—	189,897
Shares issued upon vesting of restricted stock units	9,679	1	—	—	(102)	—	—	(101)
Exercise of options to purchase common stock	100,000	1	—	—	1,199	—	—	1,200
Balance at February 26, 2022	101,070,881	$1,011	669,755	$(22,539)	$1,278,728	$145,420	$(1,566)	$1,401,054

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 29, 2020	95,751,845	$958	98,234	$(2,145)	$1,076,472	$64,927	$(879)	$1,139,333
Net income	—	—	—	—	—	42,953	—	42,953
Stock-based compensation	—	—	—	—	1,110	—	—	1,110
Foreign currency translation adjustments	—	—	—	—	—	—	(45)	(45)
Shares issued upon vesting of restricted stock units	53,908	—	—	—	(201)	—	—	(201)
Exercise of options to purchase common stock	13,118	—	—	—	157	—	—	157
Balance at November 28, 2020	95,818,871	$958	98,234	$(2,145)	$1,077,538	$107,880	$(924)	$1,183,307
Net income	—	—	—	—	—	(26,214)	—	(26,214)
Stock-based compensation	—	—	—	—	2,484	—	—	2,484
Foreign currency translation adjustments	—	—	—	—	—	—	243	243
Shares issued upon vesting of restricted stock units	7,034	—	—	—	(51)	—	—	(51)
Exercise of options to purchase common stock	30,810	1	—	—	369	—	—	370
Balance at February 27, 2021	95,856,715	$959	98,234	$(2,145)	$1,080,340	$81,666	$(681)	$1,160,139

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

    While the Company’s business has continued to improve from the end of fiscal year 2021, driven in part by the increasing normalization of consumer mobility and shopper traffic patterns in brick-and-mortar retailers versus prior periods that were pressured by COVID-19 movement restrictions, the ultimate effect COVID-19, supply chain challenges, and other related cost pressures on the business continues to be not fully known. Additionally, management is monitoring the conflict in Ukraine and any broader economic effects from the crisis, especially on the availability and cost of raw materials that are produced in this region. Factors contributing to this uncertainty, among other things, include (i) continued supply chain disruptions, including disruptions resulting from labor shortages and other cost pressures, (ii) changes to customer operations, (iii) a reversal in recently improving consumer purchasing and consumption behavior, and (iv) unforeseen business disruptions or other effects due to current global geopolitical tensions, including relating to Ukraine.

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

    On January 21, 2022, the Company entered into a repricing amendment (the “2022 Repricing Amendment”) to its credit agreement with Barclays Bank PLC and other parties (as amended to date, the “Credit Agreement”), as described in Note 5, Long-Term Debt and Line of Credit. In addition to replacing the London Interbank Offered Rate (“LIBOR”) as the Credit Agreement’s reference rate with the Secured Overnight Financing Rate (“SOFR”), the 2022 Repricing Amendment contemporaneously modified other terms that changed, or had the potential to change, the amount or timing of contractual cash flows as contemplated by the guidance in ASU 2020-04. As such, the contract modifications related to the 2022 Repricing Amendment were outside of the scope of the optional guidance in ASU 2020-04. The Company will continue to monitor the effects of rate reform, if any, on any new or amended contracts through December 31, 2022. The Company does not anticipate the amendments in this ASU will be material to its consolidated financial statements.

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

3. Revenue Recognition

    Revenue from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and core brands:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
North America (1)
Atkins	$135,582	$114,155	$269,376	$236,916
Quest	152,573	105,025	290,867	200,794
Total North America	288,155	219,180	560,243	437,710
International	8,563	11,427	17,740	24,049
Total net sales	$296,718	$230,607	$577,983	$461,759
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

    Charges related to credit loss on accounts receivables from transactions with external customers were immaterial for the thirteen and twenty-six weeks ended February 26, 2022 and February 27, 2021. As of February 26, 2022 and August 28, 2021, the allowances for doubtful accounts related to these accounts receivable were $1.1 million.

4. Goodwill and Intangibles

    As of February 26, 2022 and August 28, 2021, Goodwill in the Condensed Consolidated Balance Sheets was $543.1 million. There were no impairment charges related to goodwill during the thirteen and twenty-six weeks ended February 26, 2022 or since the inception of the Company.

    Intangible assets, net in the Condensed Consolidated Balance Sheets consists of the following:

				February 26, 2022
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	35,903	138,097
Licensing agreements	13 years			22,000	7,623	14,377
Proprietary recipes and formulas	7 years			7,000	4,631	2,369
Software and website development costs	3	-	5 years	5,863	3,609	2,254
				$1,182,863	$51,766	$1,131,097

				August 28, 2021
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	30,103	143,897
Licensing agreements	13 years			22,000	6,664	15,336
Proprietary recipes and formulas	7 years			7,000	4,131	2,869
Software and website development costs	3	-	5 years	5,560	2,924	2,636
Intangible assets in progress	3	-	5 years	303	—	303
				$1,182,863	$43,822	$1,139,041

    Changes in Intangible assets, net during the twenty-six weeks ended February 26, 2022 were primarily related to recurring amortization expense. Amortization expense related to intangible assets was $4.0 million and $3.9 million for the thirteen weeks ended February 26, 2022 and February 27, 2021, respectively, and $7.9 million and $7.7 million for the twenty-six weeks ended February 26, 2022 and February 27, 2021, respectively. There were no impairment charges related to intangible assets during the thirteen and twenty-six weeks ended February 26, 2022 and February 27, 2021.

    Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2022	$7,896
2023	15,602
2024	14,917
2025	13,517
2026	13,517
2027 and thereafter	91,648
Total	$157,097

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

    On November 7, 2019, the Company entered into a second amendment (the “Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $460.0 million. The Term Facility together with the incremental borrowing make up the Initial Term Loans (as defined in the Incremental Facility Amendment). The Incremental Facility Amendment was executed to partially finance the acquisition of Quest Nutrition, LLC on November 7, 2019. No amounts under the Term Facility were repaid as a result of the execution of the Incremental Facility Amendment.

    Effective as of December 16, 2021, the Company entered into a third amendment (the “Extension Amendment”) to the Credit Agreement. The Extension Amendment provided for an extension of the stated maturity date of the Revolving Commitments and Revolving Loans (each as defined in the Credit Agreement) from July 7, 2022 to the earlier of (i) 91 days prior to the maturity date of the Initial Term Loans on July 7, 2024 and (ii) December 16, 2026.

    On January 21, 2022, the Company entered into a repricing amendment (the “2022 Repricing Amendment”) to the Credit Agreement. The 2022 Repricing Amendment, among other things, (i) reduced the interest rate per annum applicable to the Initial Term Loans outstanding under the Credit Agreement immediately prior to the effective date of the 2022 Repricing Amendment, (ii) reset the prepayment premium for the existing Initial Term Loans to apply to Repricing Transactions (as defined in the Credit Agreement) that occur within six months after the effective date of the 2022 Repricing Amendment, and (iii) implemented the Secured Overnight Financing Rate (“SOFR”) and related replacement provisions for the London Interbank Offered Rate (“LIBOR”).

    Effective as of the 2022 Repricing Amendment dated January 21, 2022, the interest rate per annum is based on either:
i.A base rate equaling the higher of (a) the “prime rate,” (b) the federal funds effective rate plus 0.50%, or (c) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) applicable for an interest period of one month plus 1.00% plus (x) 2.25% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility; or
ii.SOFR plus a credit spread adjustment equal to 0.10% for one-month SOFR, 0.15% for up to three-month SOFR and 0.25% for up to six-month SOFR, subject to a floor of 0.50%, plus (x) 3.25% margin for the Term Loan or (y) 3.00% margin for the Revolving Credit Facility.

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

    The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all financial covenants as of February 26, 2022 and August 28, 2021, respectively.

    Long-term debt consists of the following:

(In thousands)	February 26, 2022	August 28, 2021
Term Facility (effective rate of 3.8% at February 26, 2022)	$431,500	$456,500
Finance lease liabilities (effective rate of 5.6% at February 26, 2022)	550	690
Less: Deferred financing fees	4,847	5,636
Total debt	427,203	451,554
Less: Current finance lease liabilities	287	285
Long-term debt, net of deferred financing fees	$426,916	$451,269

    The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended February 26, 2022. The outstanding balance of the Term Facility is due upon its maturity in July 2024.

    As of February 26, 2022, the Company had letters of credit in the amount of $3.5 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support three of the Company’s leased buildings and insurance programs relating to workers’ compensation. No amounts were drawn against these letters of credit at February 26, 2022.

    The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of February 26, 2022 and August 28, 2021, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

Level 3 Measurements

    As of August 28, 2021, the Company had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants were held by Conyers Park Sponsor, LLC (“Conyers Park”), a related party. On January 7, 2022, Conyers Park elected to exercise the Private Warrants on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result of Conyers Park’s election to exercise the Private Warrants, there were no outstanding liability-classified Private Warrants as of February 26, 2022. Refer to Note 10, Stockholders’ Equity, for additional details regarding the cashless exercise of the Private Warrants.

    The Company utilized the Black-Scholes model to estimate the fair value of the Private Warrants at each reporting date. The application of the Black-Scholes model utilizes significant assumptions, including volatility. Significant judgment is required in determining the expected volatility, historically the key assumption, of the Private Warrants. In order to determine the most accurate measure of this volatility, the Company measured expected volatility based on several inputs, including considering a peer group of publicly traded companies, the Company’s implied volatility based on traded options, the implied volatility of comparable warrants, and the implied volatility of any outstanding public warrants during the periods they were outstanding. As a result of the unobservable inputs that were used to determine the expected volatility of the Private Warrants, the fair value measurement of these warrants reflects a Level 3 measurement within the fair value measurement hierarchy.

    There were no Private Warrants outstanding as of February 26, 2022. As of August 28, 2021, the Company had 6,700,000 Private Warrants outstanding with a fair value price per Private Warrant of $23.86, resulting in a $159.8 million total warrant liability. The table below summarizes the inputs used to calculate the fair value of the warrant liability at August 28,2021:

August 28, 2021
Exercise Price	$11.50
Stock Price	$35.35
Dividend Yield	—%
Expected Term (in Years)	0.86
Risk-Free Interest Rate	0.06%
Expected Volatility	21.70%
Per Share Value of Warrants	$23.86

    The periodic remeasurement of the warrant liability has been reflected in Loss in fair value change of warrant liability within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The adjustments for the thirteen and twenty-six weeks ended February 26, 2022 were a loss of $12.7 million and $30.1 million, respectively. The adjustments for the thirteen and twenty-six weeks ended February 27, 2021 were a loss of $45.3 million and $24.9 million, respectively.

7. Income Taxes

    The tax expense and the effective tax rate resulting from operations were as follows:

	Twenty-Six Weeks Ended
(In thousands)	February 26, 2022	February 27, 2021
Income before income taxes	$62,685	$32,426
Income tax expense	$23,072	$15,687
Effective tax rate	36.8%	48.4%

    The effective tax rate for the twenty-six weeks ended February 26, 2022 was 11.6% less than the effective tax rate for the twenty-six weeks ended February 27, 2021, which was primarily driven by the non-cash change in the fair value of the warrant liability and other permanent differences.

8. Leases

    The components of lease expense were as follows:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	Statements of Operations Caption	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$2,273	$1,496	$4,528	$2,994
Variable lease cost (1)	Cost of goods sold and General and administrative	860	378	1,513	776
Total operating lease cost		3,133	1,874	6,041	3,770

Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	68	68	136	136
Interest on lease liabilities	Interest expense	8	12	17	25
Total finance lease cost		76	80	153	161

Total lease cost		$3,209	$1,954	$6,194	$3,931
(1)    Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

    In conjunction with the Company’s restructuring activities as discussed in Note 13, Restructuring and Related Charges, the Company recorded an immaterial gain on lease termination related to its lease in the Netherlands in the twenty-six weeks ended February 26, 2022 and a $0.5 million impairment charge, net of the gain on lease termination, related to its leases in Toronto, Ontario and the Netherlands in the twenty-six weeks ended February 27, 2021. The effect of these restructuring activities has been included within General and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Refer to Note 13, Restructuring and Related Charges, for additional information regarding restructuring activities.

    The right-of-use assets and corresponding liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheets Caption	February 26, 2022	August 28, 2021
Assets
Operating lease right-of-use assets	Other long-term assets	$48,465	$46,197
Finance lease right-of-use assets	Property and equipment, net	503	640
Total lease assets		$48,968	$46,837

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$5,202	$3,788
Finance lease liabilities	Current maturities of long-term debt	287	285
Long-term:
Operating lease liabilities	Other long-term liabilities	46,632	44,892
Finance lease liabilities	Long-term debt, less current maturities	263	405
Total lease liabilities		$52,384	$49,370

    Future maturities of lease liabilities as of February 26, 2022 were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2022	$3,626	$157
2023	8,349	278
2024	9,212	145
2025	8,462	—
2026	6,655	—
Thereafter	26,063	—
Total lease payments	62,367	580
Less: Interest	(10,533)	(30)
Present value of lease liabilities	$51,834	$550

    As of February 26, 2022, the Company had entered into a lease with estimated total minimum future lease payments of $1.6 million over a 7.5-year minimum lease term that had not yet commenced, and as a result it is not recorded on the Condensed Consolidated Balance Sheets. The Company expects the lease to commence in fiscal year 2022, and the Company has the option to renew the lease for an additional 5.0 years after the minimum lease term.

    The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	February 26, 2022	August 28, 2021
Weighted-average remaining lease term (in years)
Operating leases	7.64	8.38
Finance leases	1.97	2.44
Weighted-average discount rate
Operating leases	4.8%	4.9%
Finance leases	5.6%	5.6%

    Supplemental and other information related to leases was as follows:

	Twenty-Six Weeks Ended
(In thousands)	February 26, 2022	February 27, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,990	$3,689
Operating cash flows from finance leases	$281	$12
Financing cash flows from finance leases	$157	$157

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

    As of February 26, 2022 and August 28, 2021, the Company had $0.7 million reserved for potential settlements.

Other

    The Company has entered into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Atkins and Quest brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of February 26, 2022, the Company will be required to make payments of $1.3 million over the next year.

10. Stockholders’ Equity

Warrants to Purchase Common Stock

    As of August 28, 2021, the Company had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants were held by Conyers Park, a related party. Each whole warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. On January 7, 2022, Conyers Park elected to exercise the Private Warrants on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result of the cashless exercise on January 7, 2022, there were no outstanding liability-classified Private Warrants as of February 26, 2022.

    As discussed in Note 6, Fair Value of Financial Instruments, the liability-classified warrants were remeasured on a recurring basis, primarily based on observable market data while the related theoretical private warrant volatility assumption within the Black-Scholes model represents a Level 3 measurement within the fair value measurement hierarchy. The periodic fair value remeasurements of the warrant liability, including the cashless exercise and the settlement of the warrant liability, have been reflected in Loss in fair value change of warrant liability within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

    During the thirteen and twenty-six weeks ended February 26, 2022, the Company repurchased 571,521 shares of common stock at an average share price of $35.68 per share. The Company did not repurchase any shares of common stock during the twenty-six weeks ended February 27, 2021. As of February 26, 2022, approximately $27.5 million remained available under the stock repurchase program.

Accumulated Other Comprehensive Loss

    During the thirteen and twenty-six weeks ended February 26, 2022, the Company recognized a foreign currency translation gain of $1.1 million related to the liquidation of a foreign subsidiary. The gain is reflected as a component of Other income (expense) in Gain on foreign currency transactions within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

11. Earnings Per Share

    Basic earnings or loss per share is based on the weighted average number of common shares issued and outstanding. In computing diluted earnings (loss) per share, basic earnings (loss) per share is adjusted for the assumed issuance of all potentially dilutive securities, including the Company’s employee stock options, non-vested stock units, and Private Warrants for the periods during which they were outstanding. During periods when the effect of the outstanding Private Warrants was dilutive, the Company assumed share settlement of the instruments as of the beginning of the reporting period and adjusted the numerator to remove the change in fair value of the warrant liability and adjusted the denominator to include the dilutive shares, calculated using the treasury stock method. During periods when the effect of the outstanding Private Warrants was anti-dilutive, the share settlement is excluded.

    In periods in which the Company has a net loss, diluted earnings (loss) per share is based on the weighted average number of common shares issued and outstanding as the effect of including common stock equivalents outstanding would be anti-dilutive.

    The following tables reconcile the numerators and denominators used in the computations of both basic and diluted earnings (loss) per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except per share data)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Basic earnings (loss) per share computation:
Numerator:
Net income (loss) available to common stockholders	$18,461	$(26,214)	$39,613	$16,739
Denominator:
Weighted average common shares outstanding - basic	98,599,271	95,734,591	97,228,058	95,712,057
Basic earnings (loss) per share from net income (loss)	$0.19	$(0.27)	$0.41	$0.17
Diluted earnings (loss) per share computation:
Numerator:
Net income (loss) available for common stockholders	$18,461	$(26,214)	$39,613	$16,739
Numerator for diluted earnings (loss) per share	$18,461	$(26,214)	$39,613	$16,739
Denominator:
Weighted average common shares outstanding - basic	98,599,271	95,734,591	97,228,058	95,712,057
Employee stock options	1,640,199	—	1,645,793	1,056,707
Non-vested stock units	175,300	—	279,110	228,248
Weighted average common shares - diluted	100,414,770	95,734,591	99,152,961	96,997,012
Diluted earnings (loss) per share from net income (loss)	$0.18	$(0.27)	$0.40	$0.17

    Diluted earnings per share calculations for the thirteen and twenty-six weeks ended February 26, 2022 excluded 0.9 million shares and 1.5 million shares, issuable upon exercise of Private Warrants, respectively, that would have been anti-dilutive. The diluted earnings (loss) per share calculations for the thirteen and twenty-six weeks ended February 27, 2021 excluded 3.9 million shares and 3.6 million shares, issuable upon exercise of Private Warrants, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the thirteen and twenty-six weeks ended February 26, 2022 excluded 0.3 million shares of common stock issuable upon exercise of stock options that would have been anti-dilutive. Diluted earnings (loss) per share calculations for the thirteen and twenty-six weeks ended February 27, 2021 excluded 1.4 million shares and 0.6 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the thirteen and twenty-six weeks ended February 26, 2022 excluded 0.1 million non-vested stock units that would have been anti-dilutive. Diluted earnings (loss) per share calculations for the thirteen and twenty-six weeks ended February 27, 2021 excluded 0.3 million non-vested stock units and an immaterial number of non-vested stock units, respectively, that would have been anti-dilutive.

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

    The Company recorded stock-based compensation expense of $3.1 million and $2.5 million in the thirteen weeks ended February 26, 2022 and February 27, 2021, respectively, and $5.7 million and $3.6 million in the twenty-six weeks ended February 26, 2022 and February 27, 2021, respectively.

Stock Options

    The following table summarizes stock option activity for the twenty-six weeks ended February 26, 2022:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 28, 2021	2,993,163	$16.31
Granted	138,479	40.88
Exercised	(119,804)	12.30
Forfeited	(2,300)	19.89
Outstanding as of February 26, 2022	3,009,538	$17.60	6.52

Vested and expected to vest as of February 26, 2022	3,009,538	$17.60	6.52

Exercisable as of February 26, 2022	2,397,145	$14.23	5.87

    As of February 26, 2022, the Company had $5.8 million of total unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 2.0 years. During the twenty-six weeks ended February 26, 2022 and February 27, 2021, the Company received $1.5 million and $0.5 million in cash from stock option exercises, respectively.

Restricted Stock Units

    The following table summarizes restricted stock unit activity for the twenty-six weeks ended February 26, 2022:

	Units	Weighted average grant-date fair value
Non-vested as of August 28, 2021	496,334	$24.56
Granted	130,223	39.52
Vested	(151,761)	22.69
Forfeited	(14,489)	26.02
Non-vested as of February 26, 2022	460,307	$29.38

    As of February 26, 2022, the Company had $10.4 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.8 years.

Performance Stock Units

    During the twenty-six weeks ended February 26, 2022, the Board of Directors granted performance stock units under the Company’s equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. Performance stock units were valued using a Monte Carlo simulation.

    The following table summarizes performance stock unit activity for the twenty-six weeks ended February 26, 2022:

	Units	Weighted average grant-date fair value
Non-vested as of August 28, 2021	380,097	$19.31
Granted	50,212	63.42
Vested	(166,688)	11.93
Forfeited	(7,196)	17.76
Non-vested as of February 26, 2022	256,425	$32.79

    As of February 26, 2022, the Company had $5.0 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.5 years.

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

    The following table summarizes SARs activity for the twenty-six weeks ended February 26, 2022:

	Shares underlying SARs	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 28, 2021	150,000	$24.20
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of February 26, 2022	150,000	$24.20	7.68

Vested and expected to vest as of February 26, 2022	150,000	$24.20	7.68

Exercisable as of February 26, 2022	—	$—	0.00

    As of February 26, 2022, the Company had $0.1 million of total unrecognized compensation cost related to its SARs that will be recognized over a weighted average period of 0.7 years.

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

    Changes to the restructuring liability during the twenty-six weeks ended February 26, 2022 were as follows:

(In thousands)	Termination benefits and severance	Other	Restructuring liability
Balance as of August 28, 2021	$851	$—	$851
Charges	52	76	128
Cash payments	(903)	(76)	(979)
Balance as of February 26, 2022	$—	$—	$—

    In addition to the restructuring costs shown above, the Company recorded an immaterial gain on lease termination related to its lease in the Netherlands in the twenty-six weeks ended February 26, 2022. As a result, the Company’s total restructuring and restructuring-related costs incurred in the thirteen and twenty-six weeks ended February 26, 2022 were $0.1 million. The Company incurred a total of $1.3 million and $3.8 million in restructuring and restructuring-related costs in the thirteen and twenty-six weeks ended February 27, 2021, respectively. The effect of these restructuring activities has been included within General and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

    Since the restructuring activities were announced in May 2020, the Company has incurred aggregate restructuring and restructuring-related costs of $9.9 million. Overall, the Company expects to incur a total of approximately $10.1 million in restructuring and restructuring-related costs, which are to be paid through the third quarter of fiscal year 2022.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

    This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements include, but are not limited to, the effect of the COVID-19 pandemic on our business, financial condition and results of operations, our expectations regarding our supply chain, including but not limited to, raw materials and logistics costs, the effect of price increases, and the unforeseen business disruptions or other effects due to current global geopolitical tensions, including relating to Ukraine. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by applicable law. These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. Such risks and uncertainties include those related to our ability to sell our products.

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

Business Trends

    For the thirteen and twenty-six weeks ended February 26, 2022, our business has continued to improve from the end of fiscal year 2021, driven in part by the increasing normalization of consumer mobility and shopper traffic patterns in brick-and-mortar retailers versus prior periods that were pressured by COVID-19 mitigation strategies, including movement restrictions and closures of or reduced access to customer establishments. We expect our business performance during fiscal year 2022 will continue to be affected by the dynamic macroeconomic environment, elevated levels of supply chain cost inflation, and the level of consumer mobility, which includes the rate at which consumers return to working outside the home.

    The overall economy continues to recover from the effects of the COVID-19 pandemic, which has resulted in well documented industry-wide supply chain disruptions across the United States and globally. As a result, during the thirteen and twenty-six weeks ended February 26, 2022, we experienced corresponding unfavorable effects of higher raw material costs, higher freight and logistics costs, and supply chain challenges, including supply chain disruptions resulting from labor shortages as well as disruptions in ingredients. We expect to continue to see these cost pressures and supply chain challenges in fiscal year 2022 and into fiscal year 2023. We have also begun to see contract manufacturer and logistics challenges, largely related to availability of labor, which we believe along with the above ingredients shortages have contributed to lower retail and e-commerce sales of our products due to out-of-stock situations, delayed recognition of sales and higher than historical inventory levels. We could experience additional lost sale opportunities at our retail and e-commerce customers if our products are not available for purchase because of disruptions in our supply chain relating to an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our contract manufacturers, or if our customers experience delays in stocking our products.

    We have actively engaged with our retail customers, contract manufacturers, and logistics and transportation providers, to meet demand for our products and to remain informed of any challenges within our business operations. We have also instituted a price increase effective in September 2021, the first month of our fiscal year 2022, and in April 2022 management announced our plans to institute an additional price increase effective late in our fiscal fourth quarter of 2022. Management believes these price increases and additional cost savings initiatives will enable us to continue to invest in projects that drive growth.

    The moderate improvement in consumer mobility and shopper traffic patterns experienced this fiscal year remains fragile, and there continues to be uncertainty related to the sustainability and longevity of these trends. The ultimate effect COVID-19, supply chain challenges, and cost pressures discussed above could have on our business continues to be not fully known. Additionally, management is monitoring the conflict in Ukraine and any broader economic effects from the crisis, especially on the availability and cost of raw materials that are produced in this region. Factors contributing to this uncertainty, among other things, include (i) continued supply chain disruptions, including disruptions resulting from labor shortages and other cost pressures, (ii) changes to customer operations, (iii) a reversal in recently improving consumer purchasing and consumption behavior, and (iv) unforeseen business disruptions or other effects due to current global geopolitical tensions, including relating to Ukraine.

    Based on information available to us as of the date of this Report, we believe we will be able to deliver products at acceptable levels to fulfill customer orders on a timely basis; therefore, we expect our products will continue to be available for purchase to meet consumer meal replacement and snacking needs for the foreseeable future. We continue to monitor customer and consumer demand along with our supply chain and logistics capabilities and intend to adapt our plans as needed to continue to drive our business and meet our obligations.

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

    Total restructuring and restructuring-related costs incurred in the thirteen and twenty-six weeks ended February 26, 2022 were $0.1 million. We incurred a total of $1.3 million and $3.8 million in restructuring and restructuring-related costs in the thirteen and twenty-six weeks ended February 27, 2021, respectively. The effect of these restructuring activities has been included within General and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Since the restructuring activities were announced in May 2020, we have incurred aggregate restructuring and restructuring-related costs of $9.9 million. Overall, we expect to incur a total of approximately $10.1 million in restructuring and restructuring-related costs, including the $9.9 million previously incurred, and the balance of which will be paid through the third quarter of fiscal year 2022. As of February 26, 2022, there was no outstanding restructuring liability. Refer to Note 13, Restructuring and Related Charges, of our Notes to Unaudited Condensed Consolidated Financial Statements in this Report for additional information regarding restructuring activities.

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

    Operating expenses. Operating expenses consist primarily of selling and marketing, general and administrative, and depreciation and amortization expense. The following is a brief description of the components of operating expenses:

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

Results of Operations

    During the thirteen weeks ended February 26, 2022, our net sales increased $66.1 million, or 28.7%, and our gross profit increased $18.3 million, or 20.2%, compared to the thirteen weeks ended February 27, 2021. Both the Atkins® and Quest® brands experienced sales and earnings growth driven by increased retail and e-commerce sales volume, due to continued moderate improvements in consumer mobility and shopper trips and the timing of shipments to support retail customer programs. Net sales were also positively affected by the price increase effective in September 2021, the first month of our fiscal year 2022. Additionally, in April 2022 management announced our plans to institute a price increase effective late in our fiscal fourth quarter of 2022. However, unfavorable effects of higher raw material costs, higher freight and logistics costs, and supply chain challenges in the thirteen weeks ended February 26, 2022 resulted in decreased gross profit margin as compared to the thirteen weeks ended February 27, 2021. As previously discussed above in “Business Trends,” we expect to continue to see such cost pressures and supply chain challenges in fiscal year 2022 as compared to fiscal year 2021.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended February 26, 2022 and the Thirteen Weeks Ended February 27, 2021

    The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	February 26, 2022	% of Net Sales	February 27, 2021	% of Net Sales
Net sales	$296,718	100.0%	$230,607	100.0%
Cost of goods sold	188,195	63.4%	140,342	60.9%
Gross profit	108,523	36.6%	90,265	39.1%

Operating expenses:
Selling and marketing	31,955	10.8%	26,150	11.3%
General and administrative	26,288	8.9%	26,562	11.5%
Depreciation and amortization	4,329	1.5%	4,212	1.8%
Total operating expenses	62,572	21.1%	56,924	24.7%

Income from operations	45,951	15.5%	33,341	14.5%

Other income (expense):
Interest expense	(5,276)	(1.8)%	(7,995)	(3.5)%
Loss in fair value change of warrant liability	(12,745)	(4.3)%	(45,334)	(19.7)%
Gain on foreign currency transactions	780	0.3%	975	0.4%
Other income	—	—%	112	—%
Total other expense	(17,241)	(5.8)%	(52,242)	(22.7)%

Income (loss) before income taxes	28,710	9.7%	(18,901)	(8.2)%
Income tax expense	10,249	3.5%	7,313	3.2%
Net income (loss)	$18,461	6.2%	$(26,214)	(11.4)%

Other financial data:
Adjusted EBITDA (1)	$54,180	18.3%	$42,644	18.5%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales of $296.7 million represented an increase of $66.1 million, or 28.7%, for the thirteen weeks ended February 26, 2022 compared to the thirteen weeks ended February 27, 2021. The increase was primarily attributable to retail and e-commerce sales volume growth for both the Atkins® and Quest® brands, which increased our North America net sales by 31.5% in the thirteen weeks ended February 26, 2022 compared to the thirteen weeks ended February 27, 2021. Additionally, we instituted a price increase effective in September 2021, the first month of our fiscal year 2022. The increase in net sales was partially offset by a 25.1% decline in our international business due to the European exit. The European exit represented a 1.5% headwind to total net sales growth.

    Cost of goods sold. Cost of goods sold increased $47.9 million, or 34.1%, for the thirteen weeks ended February 26, 2022 compared to the thirteen weeks ended February 27, 2021. The cost of goods sold increase was driven by the sales volume growth for both the Atkins® and Quest® brands, as discussed above. Additionally, our cost of goods sold for the thirteen weeks ended February 26, 2022 was unfavorably affected by higher raw material, freight and logistics costs, and supply chain challenges. As previously discussed above in “Business Trends,” we continue to expect to have cost pressures and supply chain challenges in fiscal year 2022 and into fiscal year 2023.

    Gross profit. Gross profit increased $18.3 million, or 20.2%, for the thirteen weeks ended February 26, 2022 compared to the thirteen weeks ended February 27, 2021, which was primarily driven by the sales volume growth for both the Quest® and Atkins® brands as discussed above. Gross profit of $108.5 million, or 36.6% of net sales, for the thirteen weeks ended February 26, 2022 decreased 250 basis points from 39.1% of net sales for the thirteen weeks ended February 27, 2021. The decrease in gross profit margin was primarily the result of the unfavorable effects of higher raw material, freight and logistics costs, and supply chain challenges in the thirteen weeks ended February 26, 2022 as previously discussed. The decrease in gross profit margin was partially offset by the favorable effects of the price increase which became effective in September 2021.

    Operating expenses. Operating expenses increased $5.6 million, or 9.9%, for the thirteen weeks ended February 26, 2022 compared to the thirteen weeks ended February 27, 2021 due to the following:

•Selling and marketing. Selling and marketing expenses increased $5.8 million, or 22.2%, for the thirteen weeks ended February 26, 2022 compared to the thirteen weeks ended February 27, 2021, primarily related to additional brand building initiatives for both Atkins® and Quest®.

•General and administrative. General and administrative expenses decreased $0.3 million, or 1.0%, for the thirteen weeks ended February 26, 2022 compared to the thirteen weeks ended February 27, 2021. The decrease was primarily attributable to reductions in costs related to business integration activities of $0.7 million and restructuring charges of $1.2 million in the thirteen weeks ended February 26, 2022 compared to the thirteen weeks ended February 27, 2021. These decreases were partially offset by an increase in stock-based compensation of $0.6 million, increased professional fees, and the timing of research and development spending in the thirteen weeks ended February 26, 2022 compared to the thirteen weeks ended February 27, 2021.

•Depreciation and amortization. Depreciation and amortization expenses remained approximately flat at $4.3 million for the thirteen weeks ended February 26, 2022 and $4.2 million for the February 27, 2021.

    Interest expense. Interest expense decreased $2.7 million for the thirteen weeks ended February 26, 2022 compared to the thirteen weeks ended February 27, 2021, primarily due to principal payments reducing the outstanding balance of the Term Facility (as defined below) to $431.5 million as of February 26, 2022 from $556.5 million as of February 27, 2021. Additionally, interest expense related to the amortization of deferred financing costs and debt discount decreased $0.5 million for the thirteen weeks ended February 26, 2022 compared to the thirteen weeks ended February 27, 2021.

    Loss in fair value change of warrant liability. During thirteen weeks ended February 26, 2022 and February 27, 2021, we recorded a non-cash loss of $12.7 million and $45.3 million, respectively, related to changes in valuation of our liability-classified warrants issued through a private placement (“Private Warrants”), which is primarily driven by movements in our stock price. On January 7, 2022, the Private Warrants were exercised on a cashless basis, resulting in a net issuance of 4,830,761 shares of common stock. As a result, there were no outstanding liability-classified Private Warrants as of February 26, 2022.

    Gain on foreign currency transactions. Gains on foreign currency transactions of $0.8 million and $1.0 million were recorded for the thirteen weeks ended February 26, 2022 and February 27, 2021, respectively. During the thirteen weeks ended February 26, 2022, we recognized a foreign currency translation gain of $1.1 million related to the liquidation of a foreign subsidiary. The remaining variance is attributable to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense increased $2.9 million for the thirteen weeks ended February 26, 2022 compared to the thirteen weeks ended February 27, 2021. The increase in our income tax expense is primarily driven by higher income from operations, partially offset by changes in permanent differences.

    Net income (loss). Net income was $18.5 million for the thirteen weeks ended February 26, 2022, an increase of $44.7 million compared to a net loss of $26.2 million for the thirteen weeks ended February 27, 2021. The increase in net income was primarily driven by the non-cash fair value loss of $12.7 million in the thirteen weeks ended February 26, 2022 compared to the non-cash fair value loss of $45.3 million in the thirteen weeks ended February 27, 2021 related to the measurement of our liability-classified Private Warrants, which was partially offset by increased income from operations driven by the Atkins® and Quest® brand sales volume growth as discussed above.

    Adjusted EBITDA. Adjusted EBITDA increased $11.5 million, or 27.1% for the thirteen weeks ended February 26, 2022 compared to the thirteen weeks ended February 27, 2021, driven primarily by sales volume growth for the Atkins® and Quest® brands as discussed above. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Comparison of Unaudited Results for the Twenty-Six Weeks Ended February 26, 2022 and the Twenty-Six Weeks Ended February 27, 2021

    The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), including information presented as a percentage of net sales:

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	February 26, 2022	% of Net Sales	February 27, 2021	% of Net Sales
Net sales	$577,983	100.0%	$461,759	100.0%
Cost of goods sold	352,905	61.1%	277,453	60.1%
Gross profit	225,078	38.9%	184,306	39.9%

Operating expenses:
Selling and marketing	62,482	10.8%	51,345	11.1%
General and administrative	49,990	8.6%	51,977	11.3%
Depreciation and amortization	8,649	1.5%	8,456	1.8%
Total operating expenses	121,121	21.0%	111,778	24.2%

Income from operations	103,957	18.0%	72,528	15.7%

Other income (expense):
Interest income	1	—%	3	—%
Interest expense	(11,647)	(2.0)%	(16,367)	(3.5)%
Loss in fair value change of warrant liability	(30,062)	(5.2)%	(24,881)	(5.4)%
Gain on legal settlement	—	—%	—	—%
Gain on foreign currency transactions	427	0.1%	984	0.2%
Other income	9	—%	159	—%
Total other expense	(41,272)	(7.1)%	(40,102)	(8.7)%

Income before income taxes	62,685	10.8%	32,426	7.0%
Income tax expense	23,072	4.0%	15,687	3.4%
Net income	$39,613	6.9%	$16,739	3.6%

Other financial data:
Adjusted EBITDA (1)	$119,795	20.7%	$91,341	19.8%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales of $578.0 million represented an increase of $116.2 million, or 25.2%, for the twenty-six weeks ended February 26, 2022 compared to the twenty-six weeks ended February 27, 2021. The increase was primarily attributable to retail and e-commerce sales volume growth for both the Atkins® and Quest® brands, which increased our North America net sales by 28.0% in the twenty-six weeks ended February 26, 2022 compared to the twenty-six weeks ended February 27, 2021. Additionally, we instituted a price increase effective in September 2021, the first month of our fiscal year 2022. The increase in net sales was partially offset by a 26.2% decline in our international business due to the European exit. The European exit represented a 1.5% headwind to total net sales growth.

    Cost of goods sold. Cost of goods sold increased $75.5 million, or 27.2%, for the twenty-six weeks ended February 26, 2022 compared to the twenty-six weeks ended February 27, 2021. The cost of goods sold increase was driven by sales volume growth for both the Atkins® and Quest® brands, as discussed above. Additionally, our cost of goods sold for the twenty-six weeks ended February 26, 2022 was unfavorably affected by higher raw material, freight and logistics costs, and supply chain challenges. As previously discussed above in “Business Trends,” we continue to expect to have cost pressures and supply chain challenges in fiscal year 2022 and into fiscal year 2023.

    Gross profit. Gross profit increased $40.8 million, or 22.1%, for the twenty-six weeks ended February 26, 2022 compared to the twenty-six weeks ended February 27, 2021, which was primarily driven by the sales volume growth for both the Quest® and Atkins® brands as discussed above. Gross profit of $225.1 million, or 38.9% of net sales, for the twenty-six weeks ended February 26, 2022 decreased 100 basis points from 39.9% of net sales for the twenty-six weeks ended February 27, 2021. The decrease in gross profit margin was primarily the result of the unfavorable effects of higher raw material, freight and logistics costs, and supply chain challenges in the twenty-six weeks ended February 26, 2022 as previously discussed. The decrease in gross profit margin was partially offset by the favorable effects of the price increase which became effective in September 2021.

    Operating expenses. Operating expenses increased $9.3 million, or 8.4%, for the twenty-six weeks ended February 26, 2022 compared to the twenty-six weeks ended February 27, 2021 due to the following:

•Selling and marketing. Selling and marketing expenses increased $11.1 million, or 21.7%, for the twenty-six weeks ended February 26, 2022 compared to the twenty-six weeks ended February 27, 2021, primarily related to additional brand building initiatives for both Atkins® and Quest®.

•General and administrative. General and administrative expenses decreased $2.0 million, or 3.8%, for the twenty-six weeks ended February 26, 2022 compared to the twenty-six weeks ended February 27, 2021. The decrease was primarily attributable to reductions in costs related to business integration activities of $1.9 million and restructuring charges of $3.7 million in the twenty-six weeks ended February 26, 2022 compared to the twenty-six weeks ended February 27, 2021. These decreases were partially offset by an increase in stock-based compensation of $2.1 million, increased professional fees, and timing of research and development spending in the twenty-six weeks ended February 26, 2022 compared to the twenty-six weeks ended February 27, 2021.

•Depreciation and amortization. Depreciation and amortization expenses increased $0.2 million, or 2.3%, for the twenty-six weeks ended February 26, 2022 compared to the twenty-six weeks ended February 27, 2021, primarily due to increased depreciation expense related to the $4.3 million of purchases of property and equipment during the twenty-six weeks ended February 26, 2022.

    Interest income. Interest income was nominal for each of the twenty-six weeks ended February 26, 2022 and February 27, 2021.

    Interest expense. Interest expense decreased $4.7 million for the twenty-six weeks ended February 26, 2022 compared to the twenty-six weeks ended February 27, 2021, primarily due to principal payments reducing the outstanding balance of the Term Facility (as defined below) to $431.5 million as of February 26, 2022 from $556.5 million as of February 27, 2021. Additionally, interest expense related to the amortization of deferred financing costs and debt discount decreased $0.8 million for the twenty-six weeks ended February 26, 2022 compared to the twenty-six weeks ended February 27, 2021.

    Loss in fair value change of warrant liability. During the twenty-six weeks ended February 26, 2022 and February 27, 2021, we recorded a non-cash loss of $30.1 million and $24.9 million, respectively, related to changes in valuation of our Private Warrants, which was primarily driven by movements in our stock price. On January 7, 2022, the Private Warrants were exercised on a cashless basis, resulting in a net issuance of 4,830,761 shares of common stock. As a result, there were no outstanding liability-classified Private Warrants as of February 26, 2022.

    Gain on foreign currency transactions. Gains on foreign currency transactions of $0.4 million and $1.0 million were recorded for the twenty-six weeks ended February 26, 2022 and February 27, 2021, respectively. During the twenty-six weeks ended February 26, 2022, we recognized a foreign currency translation gain of $1.1 million related to the liquidation of a foreign subsidiary. The remaining variance is attributable to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense increased $7.4 million for the twenty-six weeks ended February 26, 2022 compared to the twenty-six weeks ended February 27, 2021. The increase in our income tax expense is primarily driven by higher income from operations, partially offset by permanent differences.

    Net income. Net income was $39.6 million for the twenty-six weeks ended February 26, 2022 an increase of $22.9 million compared to net income of $16.7 million for the twenty-six weeks ended February 27, 2021. The increase was primarily related to increased income from operations driven by the Atkins® and Quest® brand sales volume growth as discussed above and the $4.7 million decrease in interest expense for the twenty-six weeks ended February 26, 2022 compared to the twenty-six weeks ended February 27, 2021. These increases in net income were partially offset by the $7.4 million increase in income tax expense and the $5.2 million increase in the non-cash loss in fair value change of our warrant liability in the twenty-six weeks ended February 26, 2022 compared to the twenty-six weeks ended February 27, 2021.

    Adjusted EBITDA. Adjusted EBITDA increased $28.5 million, or 31.2% for the twenty-six weeks ended February 26, 2022 compared to the twenty-six weeks ended February 27, 2021, driven primarily by sales volume growth for the Atkins® and Quest® brands as discussed above. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

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

    The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen and twenty-six weeks ended February 26, 2022 and February 27, 2021:

(In thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Net income (loss)	$18,461	$(26,214)	$39,613	$16,739
Interest income	—	—	(1)	(3)
Interest expense	5,276	7,995	11,647	16,367
Income tax expense	10,249	7,313	23,072	15,687
Depreciation and amortization	4,831	4,508	9,572	9,021
EBITDA	38,817	(6,398)	83,903	57,811
Stock-based compensation expense	3,092	2,484	5,697	3,594
Integration of Quest	238	968	293	2,214
Restructuring	56	1,267	98	3,786
Loss in fair value change of warrant liability	12,745	45,334	30,062	24,881
Other (1)	(768)	(1,011)	(258)	(945)
Adjusted EBITDA	$54,180	$42,644	$119,795	$91,341
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

    We had $51.5 million in cash as of February 26, 2022. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

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

    On November 7, 2019, we entered into a second amendment (the “Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $460.0 million. The Term Facility together with the incremental borrowing make up the Initial Term Loans (as defined in the Incremental Facility Amendment). The Incremental Facility Amendment was executed to partially finance the acquisition of Quest Nutrition, LLC on November 7, 2019. No amounts under the Term Facility were repaid as a result of the execution of the Incremental Facility Amendment.

    Effective as of December 16, 2021, we entered into a third amendment (the “Extension Amendment”) to the Credit Agreement. The Extension Amendment provided for an extension of the stated maturity date of the Revolving Commitments and Revolving Loans (each as defined in the Credit Agreement) from July 7, 2022 to the earlier of (i) 91 days prior to the maturity date of the Initial Term Loans on July 7, 2024 and (ii) December 16, 2026.

    On January 21, 2022, we entered into a repricing amendment (the “2022 Repricing Amendment”) to the Credit Agreement. The 2022 Repricing Amendment, among other things, (i) reduced the interest rate per annum applicable to the Initial Term Loans outstanding under the Credit Agreement immediately prior to the effective date of the 2022 Repricing Amendment, (ii) reset the prepayment premium for the existing Initial Term Loans to apply to Repricing Transactions (as defined in the Credit Agreement) that occur within six months after the effective date of the 2022 Repricing Amendment, and (iii) implemented the Secured Overnight Financing Rate (“SOFR”) and related replacement provisions for the London Interbank Offered Rate (“LIBOR”).

    Effective as of the 2022 Repricing Amendment dated January 21, 2022, the interest rate per annum is based on either:
i.A base rate equaling the higher of (a) the “prime rate,” (b) the federal funds effective rate plus 0.50%, or (c) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) applicable for an interest period of one month plus 1.00% plus (x) 2.25% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility; or
ii.SOFR plus a credit spread adjustment equal to 0.10% for one-month SOFR, 0.15% for up to three-month SOFR and 0.25% for up to six-month SOFR, subject to a floor of 0.50%, plus (x) 3.25% margin for the Term Loan or (y) 3.00% margin for the Revolving Credit Facility.

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

    The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all financial covenants as of February 26, 2022 and August 28, 2021, respectively.

    At February 26, 2022, the outstanding balance of the Term Facility was $431.5 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended February 26, 2022. The outstanding balance of the Term Facility is due upon its maturity in July 2024. As of February 26, 2022, there were no amounts drawn against the Revolving Credit Facility.

Warrants to Purchase Common Stock

    As of August 28, 2021, we had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants were held by Conyers Park Sponsor, LLC (“Conyers Park”), a related party. Each whole warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. On January 7, 2022, Conyers Park elected to exercise the Private Warrants on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result, there were no outstanding liability-classified Private Warrants as of February 26, 2022.

Stock Repurchase Program

    During the thirteen and twenty-six weeks ended February 26, 2022, we repurchased 571,521 shares of common stock for $20.4 million, averaging a purchase price per share of $35.68. We did not repurchase any shares of common stock during the twenty-six weeks ended February 27, 2021. As of February 26, 2022, approximately $27.5 million remained available under our $50.0 million stock repurchase program. Refer to Note 10, Stockholders’ Equity, of the Notes to Unaudited Condensed Consolidated Financial Statements in this Report for additional information related to our stock repurchase program.

Cash Flows

    The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Twenty-Six Weeks Ended
	February 26, 2022	February 27, 2021
Net cash provided by operating activities	$30,323	$39,764
Net cash (used in) provided by investing activities	$(6,026)	$5,237
Net cash used in financing activities	$(47,910)	$(49,893)

    Operating activities. Our net cash provided by operating activities decreased $9.4 million to $30.3 million for the twenty-six weeks ended February 26, 2022 compared to $39.8 million for the twenty-six weeks ended February 27, 2021. The decrease in cash provided by operating activities was primarily attributable to changes in working capital, comprised of changes in accounts receivable, net, inventories, prepaid expenses, accounts payable, and accrued expenses and other current liabilities, which are driven by the timing of payments and receipts and seasonal building of inventory. Changes in working capital consumed cash of $38.8 million in the twenty-six weeks ended February 26, 2022 compared to $24.3 million of cash consumed in twenty-six weeks ended February 27, 2021. Additionally, cash paid for taxes increased $23.1 million to $33.2 million for the twenty-six weeks ended February 26, 2022 as compared to $10.0 million for the twenty-six weeks ended February 27, 2021. These decreases in cash provided by operating activities were partially offset by the $31.4 million increase in income from operations to $104.0 million for the twenty-six weeks ended February 26, 2022 as compared to $72.5 million for the twenty-six weeks ended February 27, 2021, primarily attributable to retail and e-commerce sales volume growth for both the Atkins® and Quest® brands as discussed in “Results of Operations” above. Additionally, cash paid for interest was $10.2 million in the twenty-six weeks ended February 26, 2022, which was a decrease of $4.6 million as compared to the $14.8 million paid for interest in the twenty-six weeks ended February 27, 2021.

    Investing activities. Our net cash used in investing activities was $6.0 million for the twenty-six weeks ended February 26, 2022 compared to net cash provided by investing activities of $5.2 million for the twenty-six weeks ended February 27, 2021. Our net cash used in investing activities for the twenty-six weeks ended February 26, 2022 primarily comprised $4.3 million of purchases of property and equipment and the issuance of a $1.5 million note receivable. The $5.2 million of net cash provided by investing activities for the twenty-six weeks ended February 27, 2021 primarily comprised the $5.8 million of cash proceeds received from the SimplyProtein Sale partially offset by $0.4 million of purchases of property and equipment.

    Financing activities. Our net cash used in financing activities was $47.9 million for the twenty-six weeks ended February 26, 2022 compared to $49.9 million for the twenty-six weeks ended February 27, 2021. Net cash used in financing activities for the twenty-six weeks ended February 26, 2022 primarily consisted of $25.0 million in principal payments on the Term Facility, $20.4 million in repurchases in common stock, and $3.3 million of tax payments related to issuance of restricted stock units and performance stock units. Net cash used in financing activities for the twenty-six weeks ended February 27, 2021 primarily consisted of $50.0 million in principal payments on the Term Facility.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

    There were no material changes in our market risk exposure during the thirteen week period ended February 26, 2022. We continue to expect to experience logistics challenges in our supply chain as well as higher raw material, freight, and logistics costs in fiscal year 2022 and expect this to continue into fiscal year 2023. We instituted a price increase effective in September 2021, the first month of our fiscal year 2022. Additionally, in April 2022 management announced our plans to institute a price increase effective late in our fiscal fourth quarter of 2022. Management believes these price increases, along with productivity initiatives, will enable us to continue to invest in projects that drive growth. We are continuing to assess available alternatives to mitigate potential input cost inflation for fiscal year 2022. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 26, 2022, the Company’s disclosure controls and procedures were effective

Changes in Internal Control over Financial Reporting

    There were no changes in our internal controls over financial reporting during the quarter ended February 26, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    Issuer Purchases of Equity Securities

			Total Number of Shares Purchased	Maximum Dollar Value of Shares
	Total Number of	Average Price	as Part of Publicly Announced	That May Yet Be Purchased Under
Period	Shares Purchased	Paid Per Share	Plans or Programs(1)	the Plans or Programs
November 28, 2021 - January 1, 2022	—	$—	—	$47,853,462
January 2, 2022 - January 29, 2022	445,874	35.75	445,874	31,912,327
January 30, 2022 - February 26, 2022	125,647	35.45	125,647	27,458,739
Total	571,521	$35.68	571,521	$27,458,739
(1) On November 13, 2018, the Company announced that its Board of Directors had adopted a $50.0 million stock repurchase program. As of February 26, 2022, approximately $27.5 million remained available under the stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The stock repurchase program may be suspended or discontinued at any time by the Company and does not have an expiration date.

Item 3.    Defaults Upon Senior Securities

    None.

Item 4.    Mine Safety Disclosures

    Not Applicable.

Item 5.    Other Information

    None.

Item 6.    Exhibits

Exhibit No.	Document
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act.
10.1
Amendment No. 3 (Extension Amendment), dated as of December 16, 2021, by and among Atkins Intermediate Holdings, LLC, a Delaware limited liability company, Conyers Park Acquisition Corp., a Delaware corporation, Simply Good Foods USA, Inc., a New York corporation, Atkins Nutritionals Holdings, Inc., a Delaware corporation, Atkins Nutritionals Holdings II, Inc., a Delaware corporation, NCP-ATK Holdings, Inc., a Delaware corporation and the financial institutions party thereto as Consenting Lenders and the Replacement Lender and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 22, 2021).

10.2
Repricing Amendment, dated as of January 21, 2022, by and among Atkins Intermediate Holdings, LLC, a Delaware limited liability company, Conyers Park Acquisition Corp., a Delaware corporation, Simply Good Foods USA, Inc., a New York corporation, Atkins Nutritionals Holdings, Inc., a Delaware corporation, Atkins Nutritionals Holdings II, Inc., a Delaware corporation, NCP-ATK Holdings, Inc., a Delaware corporation, the other guarantors party thereto, the financial institutions party thereto as Consenting Lenders and the Replacement Lender and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2022).

10.3†
The Simply Good Foods Company Amended and Restated Executive Severance Compensation Plan (Effective January 20, 2022) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 25, 2022).

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
† Indicates a management contract or compensatory plan.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	April 6, 2022	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)