Form 10-Q
period 2022-05-28
Simply Good Foods Co
filed 2022-06-30
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 28, 2022

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

As of June 25, 2022, there were 100,370,687 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MAY 28, 2022

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share and per share data)

	May 28, 2022	August 28, 2021
Assets
Current assets:
Cash	$56,720	$75,345
Accounts receivable, net	146,377	111,456
Inventories	111,709	97,269
Prepaid expenses	5,066	4,902
Other current assets	46,852	9,694
Total current assets	366,724	298,666

Long-term assets:
Property and equipment, net	17,927	16,584
Intangible assets, net	1,127,136	1,139,041
Goodwill	543,134	543,134
Other long-term assets	59,736	54,792
Total assets	$2,114,657	$2,052,217

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$64,729	$59,713
Accrued interest	214	60
Accrued expenses and other current liabilities	55,066	53,606
Current maturities of long-term debt	278	285
Total current liabilities	120,287	113,664

Long-term liabilities:
Long-term debt, less current maturities	402,594	451,269
Deferred income taxes	108,078	93,755
Warrant liability	—	159,835
Other long-term liabilities	46,376	44,890
Total liabilities	677,335	863,413
See commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 101,315,226 and 95,882,908 shares issued at May 28, 2022 and August 28, 2021, respectively	1,013	959
Treasury stock, 887,976 shares and 98,234 shares at cost at May 28, 2022 and August 28, 2021, respectively	(30,649)	(2,145)
Additional paid-in-capital	1,284,342	1,085,001
Retained earnings	184,254	105,807
Accumulated other comprehensive loss	(1,638)	(818)
Total stockholders’ equity	1,437,322	1,188,804
Total liabilities and stockholders’ equity	$2,114,657	$2,052,217

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Net sales	$316,531	$284,001	$894,514	$745,760
Cost of goods sold	197,883	162,998	550,788	440,451
Gross profit	118,648	121,003	343,726	305,309

Operating expenses:
Selling and marketing	32,334	30,826	94,816	82,171
General and administrative	26,721	25,668	76,711	77,645
Depreciation and amortization	4,317	4,187	12,966	12,643
Total operating expenses	63,372	60,681	184,493	172,459

Income from operations	55,276	60,322	159,233	132,850

Other income (expense):
Interest income	—	1	1	4
Interest expense	(4,881)	(7,985)	(16,528)	(24,352)
Loss in fair value change of warrant liability	—	(35,833)	(30,062)	(60,714)
Gain on legal settlement	—	5,000	—	5,000
Gain (loss) on foreign currency transactions	76	(272)	503	712
Other income	17	70	26	229
Total other expense	(4,788)	(39,019)	(46,060)	(79,121)

Income before income taxes	50,488	21,303	113,173	53,729
Income tax expense	11,654	15,408	34,726	31,095
Net income	$38,834	$5,895	$78,447	$22,634

Other comprehensive income:
Foreign currency translation, net of reclassification adjustments	$(72)	$95	$(820)	$293
Comprehensive income	$38,762	$5,990	$77,627	$22,927

Earnings per share from net income:
Basic	$0.39	$0.06	$0.80	$0.24
Diluted	$0.38	$0.06	$0.78	$0.23
Weighted average shares outstanding:
Basic	100,426,227	95,767,629	98,294,114	95,730,581
Diluted	102,237,457	97,589,656	100,190,068	97,197,180

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirty-Nine Weeks Ended
	May 28, 2022	May 29, 2021
Operating activities
Net income	$78,447	$22,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,398	13,508
Amortization of deferred financing costs and debt discount	2,073	3,449
Stock compensation expense	8,691	5,766
Loss in fair value change of warrant liability	30,062	60,714
Estimated credit losses	148	—
Unrealized gain on foreign currency transactions	(503)	(712)
Deferred income taxes	14,140	13,670
Amortization of operating lease right-of-use asset	4,955	3,385
Loss on operating lease right-of-use asset impairment	—	686
Gain on lease termination	(30)	(156)
Other	345	769
Changes in operating assets and liabilities:
Accounts receivable, net	(35,269)	(28,737)
Inventories	(15,006)	(20,318)
Prepaid expenses	(170)	(1,189)
Other current assets	(37,288)	(5,376)
Accounts payable	5,585	13,380
Accrued interest	154	(626)
Accrued expenses and other current liabilities	676	12,745
Other assets and liabilities	(4,045)	(2,104)
Net cash provided by operating activities	67,363	91,488

Investing activities
Purchases of property and equipment	(4,696)	(3,232)
Issuance of note receivable	(2,400)	—
Proceeds from sale of business	—	5,800
Investments in intangible and other assets	(187)	(114)
Net cash (used in) provided by investing activities	(7,283)	2,454

Financing activities
Proceeds from option exercises	4,343	700
Tax payments related to issuance of restricted stock units and performance stock units	(3,536)	(320)
Payments on finance lease obligations	(235)	(269)
Repurchase of common stock	(28,504)	—
Principal payments of long-term debt	(50,000)	(100,000)
Deferred financing costs	(544)	—
Net cash used in financing activities	(78,476)	(99,889)

Cash and cash equivalents
Net decrease in cash	(18,396)	(5,947)
Effect of exchange rate on cash	(229)	273
Cash at beginning of period	75,345	95,847
Cash and cash equivalents at end of period	$56,720	$90,173

	Thirty-Nine Weeks Ended
	May 28, 2022	May 29, 2021
Supplemental disclosures of cash flow information
Cash paid for interest	$14,301	$21,529
Cash paid for taxes	$43,430	$15,282
Non-cash investing and financing transactions
Non-cash proceeds from sale of business	$—	$3,000
Operating lease right-of-use assets exchanged for operating lease liabilities	$6,881	$316
Issuance of common stock in extinguishment of warrant liabilities	$189,897	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 28, 2021	95,882,908	$959	98,234	$(2,145)	$1,085,001	$105,807	$(818)	$1,188,804
Net income	—	—	—	—	—	21,152	—	21,152
Stock-based compensation	—	—	—	—	2,605	—	—	2,605
Foreign currency translation adjustments	—	—	—	—	—	—	(40)	(40)
Shares issued upon vesting of restricted stock units and performance stock units	227,729	2	—	—	(3,190)	—	—	(3,188)
Exercise of options to purchase common stock	19,804	—	—	—	274	—	—	274
Balance at November 27, 2021	96,130,441	$961	98,234	$(2,145)	$1,084,690	$126,959	$(858)	$1,209,607
Net income	—	—	—	—	—	18,461	—	18,461
Stock-based compensation	—	—	—	—	3,092	—	—	3,092
Foreign currency translation adjustments	—	—	—	—	—	—	439	439
Reclassification adjustment for currency translation gains related to the liquidation of foreign entities	—	—	—	—	—	—	(1,147)	(1,147)
Repurchase of common stock	—	—	571,521	(20,394)	—	—	—	(20,394)
Warrant conversion	4,830,761	48	—	—	189,849	—	—	189,897
Shares issued upon vesting of restricted stock units	9,679	1	—	—	(102)	—	—	(101)
Exercise of options to purchase common stock	100,000	1	—	—	1,199	—	—	1,200
Balance at February 26, 2022	101,070,881	$1,011	669,755	$(22,539)	$1,278,728	$145,420	$(1,566)	$1,401,054
Net income	—	—	—	—	—	38,834	—	38,834
Stock-based compensation	—	—	—	—	2,994	—	—	2,994
Foreign currency translation adjustments	—	—	—	—	—	—	(72)	(72)
Repurchase of common stock	—	—	218,221	(8,110)	—	—	—	(8,110)
Shares issued upon vesting of restricted stock units	11,358	—	—	—	(247)	—	—	(247)
Exercise of options to purchase common stock	232,987	2	—	—	2,867	—	—	2,869
Balance at May 28, 2022	101,315,226	$1,013	887,976	$(30,649)	$1,284,342	$184,254	$(1,638)	$1,437,322

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 29, 2020	95,751,845	$958	98,234	$(2,145)	$1,076,472	$64,927	$(879)	$1,139,333
Net income	—	—	—	—	—	42,953	—	42,953
Stock-based compensation	—	—	—	—	1,110	—	—	1,110
Foreign currency translation adjustments	—	—	—	—	—	—	(45)	(45)
Shares issued upon vesting of restricted stock units	53,908	—	—	—	(201)	—	—	(201)
Exercise of options to purchase common stock	13,118	—	—	—	157	—	—	157
Balance at November 28, 2020	95,818,871	$958	98,234	$(2,145)	$1,077,538	$107,880	$(924)	$1,183,307
Net loss	—	—	—	—	—	(26,214)	—	(26,214)
Stock-based compensation	—	—	—	—	2,484	—	—	2,484
Foreign currency translation adjustments	—	—	—	—	—	—	243	243
Shares issued upon vesting of restricted stock units	7,034	—	—	—	(51)	—	—	(51)
Exercise of options to purchase common stock	30,810	1	—	—	369	—	—	370
Balance at February 27, 2021	95,856,715	$959	98,234	$(2,145)	$1,080,340	$81,666	$(681)	$1,160,139
Net income	—	—	—	—	—	5,895	—	5,895
Stock-based compensation	—	—	—	—	2,172	—	—	2,172
Foreign currency translation adjustments	—	—	—	—	—	—	95	95
Shares issued upon vesting of restricted stock units	4,683	—	—	—	(68)	—	—	(68)
Exercise of options to purchase common stock	14,380	—	—	—	173	—	—	173
Balance at May 29, 2021	95,875,778	$959	98,234	$(2,145)	$1,082,617	$87,561	$(586)	$1,168,406

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

    While the Company’s business has continued to improve from the end of fiscal year 2021, driven in part by the increasing normalization of consumer mobility and shopper traffic patterns in brick-and-mortar retailers versus prior periods that were pressured by COVID-19 movement restrictions, the ultimate effect COVID-19, supply chain challenges, cost pressures, and the overall effects of the current high inflation environment on consumer purchasing patterns could have on our business continues to be not fully known. Additionally, management is continuing to monitor the conflict in Ukraine, especially regarding the availability and cost of raw materials that are produced in this region. Management is also monitoring for signs of any expansion of economic or supply chain disruptions or broader supply chain inflationary costs resulting either directly or indirectly from the crisis. Factors contributing to the uncertainty described above, among other things, include (i) continued supply chain disruptions, including disruptions resulting from labor shortages and other cost pressures, (ii) changes to customer operations, (iii) a reversal in improving consumer purchasing and consumption behavior, and (iv) unforeseen business disruptions or other effects due to current global geopolitical tensions, including relating directly or indirectly to the Ukraine crisis.

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

3. Revenue Recognition

    Revenue from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and core brands:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
North America (1)
Atkins	$148,163	$146,082	$417,539	$382,998
Quest	160,261	127,097	451,128	327,891
Total North America	308,424	273,179	868,667	710,889
International	8,107	10,822	25,847	34,871
Total net sales	$316,531	$284,001	$894,514	$745,760
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

    Charges related to credit loss on accounts receivables from transactions with external customers were $0.2 million and $0.1 million for the thirteen and thirty-nine weeks ended May 28, 2022, respectively, and were $0.6 million and $0.7 million for the thirteen and thirty-nine weeks ended May 29, 2021, respectively. As of May 28, 2022 and August 28, 2021, the allowances for doubtful accounts related to these accounts receivable were $1.3 million and $1.1 million, respectively.

4. Goodwill and Intangibles

    As of May 28, 2022 and August 28, 2021, Goodwill in the Condensed Consolidated Balance Sheets was $543.1 million. There were no impairment charges related to goodwill during the thirteen and thirty-nine weeks ended May 28, 2022 or since the inception of the Company.

    Intangible assets, net in the Condensed Consolidated Balance Sheets consists of the following:

				May 28, 2022
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	38,803	135,197
Licensing agreements	13 years			22,000	8,102	13,898
Proprietary recipes and formulas	7 years			7,000	4,881	2,119
Software and website development costs	3	-	5 years	5,863	3,941	1,922
				$1,182,863	$55,727	$1,127,136

				August 28, 2021
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	30,103	143,897
Licensing agreements	13 years			22,000	6,664	15,336
Proprietary recipes and formulas	7 years			7,000	4,131	2,869
Software and website development costs	3	-	5 years	5,560	2,924	2,636
Intangible assets in progress	3	-	5 years	303	—	303
				$1,182,863	$43,822	$1,139,041

    Changes in Intangible assets, net during the thirty-nine weeks ended May 28, 2022 were primarily related to recurring amortization expense. Amortization expense related to intangible assets was $4.0 million and $3.8 million for the thirteen weeks ended May 28, 2022 and May 29, 2021, respectively, and $11.9 million and $11.6 million for the thirty-nine weeks ended May 28, 2022 and May 29, 2021, respectively. There were no impairment charges related to intangible assets during the thirteen and thirty-nine weeks ended May 28, 2022 and May 29, 2021.

    Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2022	$3,935
2023	15,602
2024	14,917
2025	13,517
2026	13,517
2027 and thereafter	91,648
Total	$153,136

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

    The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all financial covenants as of May 28, 2022 and August 28, 2021, respectively.

    Long-term debt consists of the following:

(In thousands)	May 28, 2022	August 28, 2021
Term Facility (effective rate of 4.7% at May 28, 2022)	$406,500	$456,500
Finance lease liabilities (effective rate of 5.6% at May 28, 2022)	479	690
Less: Deferred financing fees	4,107	5,636
Total debt	402,872	451,554
Less: Current finance lease liabilities	278	285
Long-term debt, net of deferred financing fees	$402,594	$451,269

    The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended May 28, 2022. The outstanding balance of the Term Facility is due upon its maturity in July 2024.

    As of May 28, 2022, the Company had letters of credit in the amount of $3.5 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support three of the Company’s leased buildings and insurance programs relating to workers’ compensation. No amounts were drawn against these letters of credit at May 28, 2022.

    The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of May 28, 2022 and August 28, 2021, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

Level 3 Measurements

    As of August 28, 2021, the Company had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants were held by Conyers Park Sponsor, LLC (“Conyers Park”), a related party. On January 7, 2022, Conyers Park elected to exercise the Private Warrants on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result of Conyers Park’s election to exercise the Private Warrants, there were no outstanding liability-classified Private Warrants as of May 28, 2022. Refer to Note 10, Stockholders’ Equity, for additional details regarding the cashless exercise of the Private Warrants.

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

    There were no Private Warrants outstanding as of May 28, 2022. As of August 28, 2021, the Company had 6,700,000 Private Warrants outstanding with a fair value price per Private Warrant of $23.86, resulting in a $159.8 million total warrant liability. The table below summarizes the inputs used to calculate the fair value of the warrant liability at August 28,2021:

August 28, 2021
Exercise price	$11.50
Stock price	$35.35
Dividend yield	—%
Expected term (in years)	0.86
Risk-free interest rate	0.06%
Expected volatility	21.70%
Per share value of warrants	$23.86

    The periodic remeasurement of the warrant liability has been reflected in Loss in fair value change of warrant liability within the Condensed Consolidated Statements of Operations and Comprehensive Income. The adjustments for the thirty-nine weeks ended May 28, 2022 resulted in a loss of $30.1 million, and the adjustments for the thirteen and thirty-nine weeks ended May 29, 2021 were losses of $35.8 million and $60.7 million, respectively.

7. Income Taxes

    The tax expense and the effective tax rate resulting from operations were as follows:

	Thirty-Nine Weeks Ended
(In thousands)	May 28, 2022	May 29, 2021
Income before income taxes	$113,173	$53,729
Income tax expense	$34,726	$31,095
Effective tax rate	30.7%	57.9%

    The effective tax rate for the thirty-nine weeks ended May 28, 2022 was 27.2% less than the effective tax rate for the thirty-nine weeks ended May 29, 2021, which was primarily driven by the non-cash change in the fair value of the warrant liability and other permanent differences.

8. Leases

    The components of lease expense were as follows:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	Statements of Operations Caption	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$2,278	$1,486	$6,806	$4,480
Variable lease cost (1)	Cost of goods sold and General and administrative	787	470	2,300	1,246
Total operating lease cost		3,065	1,956	9,106	5,726

Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	69	69	205	205
Interest on lease liabilities	Interest expense	7	10	24	35
Total finance lease cost		76	79	229	240

Total lease cost		$3,141	$2,035	$9,335	$5,966
(1)    Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

    In conjunction with the Company’s restructuring activities as discussed in Note 13, Restructuring and Related Charges, the Company recorded an immaterial gain on lease termination related to its lease in the Netherlands in the thirty-nine weeks ended May 28, 2022 and a $0.5 million impairment charge, net of a gain on lease termination, related to its leases in Toronto, Ontario and the Netherlands in the thirty-nine weeks ended May 29, 2021. The effect of these restructuring activities has been included within General and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Income. Refer to Note 13, Restructuring and Related Charges, for additional information regarding restructuring activities.

    The right-of-use assets and corresponding liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheets Caption	May 28, 2022	August 28, 2021
Assets
Operating lease right-of-use assets	Other long-term assets	$48,134	$46,197
Finance lease right-of-use assets	Property and equipment, net	435	640
Total lease assets		$48,569	$46,837

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$5,721	$3,788
Finance lease liabilities	Current maturities of long-term debt	278	285
Long-term:
Operating lease liabilities	Other long-term liabilities	46,219	44,892
Finance lease liabilities	Long-term debt, less current maturities	201	405
Total lease liabilities		$52,419	$49,370

    Future maturities of lease liabilities as of May 28, 2022 were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2022	$1,807	$78
2023	8,487	278
2024	9,425	145
2025	8,681	—
2026	6,881	—
Thereafter	26,845	—
Total lease payments	62,126	501
Less: Interest	(10,186)	(22)
Present value of lease liabilities	$51,940	$479

    The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	May 28, 2022	August 28, 2021
Weighted-average remaining lease term (in years)
Operating leases	7.46	8.38
Finance leases	1.73	2.44
Weighted-average discount rate
Operating leases	4.7%	4.9%
Finance leases	5.6%	5.6%

    Supplemental and other information related to leases was as follows:

	Thirty-Nine Weeks Ended
(In thousands)	May 28, 2022	May 29, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,155	$5,619
Operating cash flows from finance leases	$472	$34
Financing cash flows from finance leases	$235	$235

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

    Other

    The Company has entered into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Atkins and Quest brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of May 28, 2022, the Company will be required to make payments of $0.7 million over the next year.

10. Stockholders’ Equity

Warrants to Purchase Common Stock

    As of August 28, 2021, the Company had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants were held by Conyers Park, a related party. Each whole warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. On January 7, 2022, Conyers Park elected to exercise the Private Warrants on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result of the cashless exercise on January 7, 2022, there were no outstanding liability-classified Private Warrants as of May 28, 2022.

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

Stock Repurchase Program

    The Company adopted a $50.0 million stock repurchase program on November 13, 2018. On April 13, 2022, the Company announced that its Board of Directors had approved the addition of $50.0 million to its stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $100.0 million. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The stock repurchase program may be suspended or discontinued at any time by the Company and does not have an expiration date.

    During the thirteen weeks ended May 28, 2022, the Company repurchased 218,221 shares of common stock at an average share price of $37.16 per share. During the thirty-nine weeks ended May 28, 2022, the Company repurchased 789,742 shares of common stock at an average share price of $36.09 per share. The Company did not repurchase any shares of common stock during the thirty-nine weeks ended May 29, 2021. As of May 28, 2022, approximately $69.3 million remained available under the stock repurchase program.

Accumulated Other Comprehensive Loss

    During the thirty-nine weeks ended May 28, 2022, the Company recognized a foreign currency translation gain of $1.1 million related to the liquidation of a foreign subsidiary. The gain is reflected as a component of Other income (expense) in Gain (loss) on foreign currency transactions within the Condensed Consolidated Statements of Operations and Comprehensive Income.

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

    In periods in which the Company has a net loss, diluted loss per share is based on the weighted average number of common shares issued and outstanding as the effect of including common stock equivalents outstanding would be anti-dilutive.

    The following tables reconcile the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share data)	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Basic earnings per share computation:
Numerator:
Net income available to common stockholders	$38,834	$5,895	$78,447	$22,634
Denominator:
Weighted average common shares outstanding - basic	100,426,227	95,767,629	98,294,114	95,730,581
Basic earnings per share from net income	$0.39	$0.06	$0.80	$0.24
Diluted earnings per share computation:
Numerator:
Net income available for common stockholders	$38,834	$5,895	$78,447	$22,634
Numerator for diluted earnings per share	$38,834	$5,895	$78,447	$22,634
Denominator:
Weighted average common shares outstanding - basic	100,426,227	95,767,629	98,294,114	95,730,581
Employee stock options	1,604,847	1,465,477	1,633,278	1,191,593
Non-vested stock units	206,383	356,550	262,676	275,006
Weighted average common shares - diluted	102,237,457	97,589,656	100,190,068	97,197,180
Diluted earnings per share from net income	$0.38	$0.06	$0.78	$0.23

    Diluted earnings per share calculations for the thirty-nine weeks ended May 28, 2022 excluded 1.0 million shares, issuable upon exercise of Private Warrants, that would have been anti-dilutive. The diluted earnings per share calculations for the thirteen and thirty-nine weeks ended May 29, 2021 excluded 4.3 million shares and 3.9 million shares, issuable upon exercise of Private Warrants, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the thirteen and thirty-nine weeks ended May 28, 2022 excluded 0.3 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive. Diluted earnings per share calculations for the thirteen and thirty-nine weeks ended May 29, 2021 excluded an immaterial number of shares and 0.2 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the thirteen and thirty-nine weeks ended May 28, 2022 and May 29, 2021 excluded an immaterial number of non-vested stock units that would have been anti-dilutive.

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

    The Company recorded stock-based compensation expense of $3.0 million and $2.2 million in the thirteen weeks ended May 28, 2022 and May 29, 2021, respectively, and $8.7 million and $5.8 million in the thirty-nine weeks ended May 28, 2022 and May 29, 2021, respectively.

Stock Options

    The following table summarizes stock option activity for the thirty-nine weeks ended May 28, 2022:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 28, 2021	2,993,163	$16.31
Granted	138,479	40.88
Exercised	(352,791)	12.31
Forfeited	(2,300)	19.89
Outstanding as of May 28, 2022	2,776,551	$18.04	6.35

Vested and expected to vest as of May 28, 2022	2,776,551	$18.04	6.35

Exercisable as of May 28, 2022	2,164,158	$14.44	5.66

    As of May 28, 2022, the Company had $5.0 million of total unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.8 years. During the thirty-nine weeks ended May 28, 2022 and May 29, 2021, the Company received $4.3 million and $0.7 million in cash from stock option exercises, respectively.

Restricted Stock Units

    The following table summarizes restricted stock unit activity for the thirty-nine weeks ended May 28, 2022:

	Units	Weighted average grant-date fair value
Non-vested as of August 28, 2021	496,334	$24.56
Granted	171,795	39.97
Vested	(169,145)	23.16
Forfeited	(22,818)	26.51
Non-vested as of May 28, 2022	476,166	$30.55

    As of May 28, 2022, the Company had $10.3 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.7 years.

Performance Stock Units

    During the thirty-nine weeks ended May 28, 2022, the Board of Directors granted performance stock units under the Company’s equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. Performance stock units were valued using a Monte Carlo simulation.

    The following table summarizes performance stock unit activity for the thirty-nine weeks ended May 28, 2022:

	Units	Weighted average grant-date fair value
Non-vested as of August 28, 2021	380,097	$19.31
Granted	50,212	63.42
Vested	(166,688)	11.93
Forfeited	(8,083)	18.82
Non-vested as of May 28, 2022	255,538	$32.80

    As of May 28, 2022, the Company had $4.3 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.3 years.

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

    The following table summarizes SARs activity for the thirty-nine weeks ended May 28, 2022:

	Shares underlying SARs	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 28, 2021	150,000	$24.20
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of May 28, 2022	150,000	$24.20	7.43

Vested and expected to vest as of May 28, 2022	150,000	$24.20	7.43

Exercisable as of May 28, 2022	—	$—	0.00

    As of May 28, 2022, the Company had $0.1 million of total unrecognized compensation cost related to its SARs that will be recognized over a weighted average period of 0.4 years.

13. Restructuring and Related Charges

    In May 2020, the Company announced certain restructuring activities in conjunction with the implementation of the Company’s future-state organization design, which created a fully integrated organization with its completed acquisition of Quest Nutrition, LLC on November 7, 2019. The new organization design became effective on August 31, 2020. These restructuring plans primarily included workforce reductions, changes in management structure, and the relocation of business activities from one location to another.

    The Company substantially completed its restructuring activities during the third quarter of fiscal 2022. Since the announcement of the restructuring activities in May 2020, the Company incurred aggregate restructuring and restructuring-related costs of $9.9 million.

    The one-time termination benefits and employee severance costs incurred in relation to these restructuring activities were accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, and ASC Topic 712, Compensation - Nonretirement Postemployment Benefits, respectively. The Company recognized a liability and the related expense for these restructuring costs when the liability was incurred and could be measured. Restructuring accruals were based upon management estimates at the time and could change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. The effect of these restructuring activities was included within General and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Income

    Changes to the restructuring liability during the thirty-nine weeks ended May 28, 2022 were as follows:

(In thousands)	Termination benefits and severance	Other	Restructuring liability
Balance as of August 28, 2021	$851	$—	$851
Charges	52	76	128
Cash payments	(903)	(76)	(979)
Balance as of May 28, 2022	$—	$—	$—

    The Company’s total restructuring and restructuring-related costs incurred in the thirty-nine weeks ended May 28, 2022 were $0.1 million, which included an immaterial gain on lease termination related to its lease in the Netherlands in addition to the restructuring costs shown above. Because the Company substantially completed its restructuring activities during the third quarter of fiscal 2022, no such restructuring or restructuring-related costs were incurred in the thirteen weeks ended May 28, 2022. In the thirteen and thirty-nine weeks ended May 29, 2021, the Company incurred a total of $0.2 million and $4.0 million in restructuring and restructuring-related costs, respectively.

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

Business Trends

    For the thirteen and thirty-nine weeks ended May 28, 2022, our business has continued to improve from the end of fiscal year 2021, driven in part by the increasing normalization of consumer mobility and shopper traffic patterns in brick-and-mortar retailers versus prior periods that were pressured by COVID-19 mitigation strategies, including movement restrictions and closures of or reduced access to customer establishments. We expect our business performance during fiscal year 2022 will continue to be affected by the dynamic macroeconomic environment in the United States and elsewhere, elevated levels of supply chain cost inflation, and the level of consumer mobility, which includes the rate at which consumers return to working outside the home.

    Overall consumer spending particularly in the United States economy continues to recover from the effects of the COVID-19 pandemic, which has resulted in well documented industry-wide supply chain disruptions across the United States and globally. As a result, during the thirteen and thirty-nine weeks ended May 28, 2022, we experienced corresponding unfavorable effects of higher raw material costs, higher freight and logistics costs, and supply chain challenges, including supply chain disruptions resulting from labor shortages as well as disruptions in ingredients. We expect to continue to see these cost pressures and supply chain challenges for the remainder of fiscal year 2022 and into fiscal year 2023. We have also continued to see contract manufacturer and logistics challenges, largely related to availability of labor, which we believe along with the above mentioned ingredients shortages have contributed to lower retail and e-commerce sales of our products due to out-of-stock situations, delayed recognition of sales and higher than historical inventory levels. We could experience additional lost sale opportunities at our retail and e-commerce customers if our products are not available for purchase because of continued or expanded disruptions in our supply chain relating to an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our contract manufacturers, or if our customers experience delays in stocking our products.

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

    The improvement in consumer mobility and shopper traffic patterns experienced this fiscal year has been variable, and there continues to be uncertainty related to the sustainability and longevity of these trends. The ultimate effect COVID-19, supply chain challenges, cost pressures discussed above, and the overall effects of the current high inflation environment on consumer purchasing patterns could have on our business continues to be not fully known. Additionally, management is continuing to monitor the conflict in Ukraine, especially regarding the availability and cost of raw materials that are produced in this region. Management is also monitoring for signs of any expansion of economic or supply chain disruptions or broader supply chain inflationary costs resulting either directly or indirectly from the crisis. Factors contributing to the uncertainty described above, among other things, include (i) continued supply chain disruptions, including disruptions resulting from labor shortages and other cost pressures, (ii) changes to customer operations, (iii) a reversal in improving consumer purchasing and consumption behavior, and (iv) unforeseen business disruptions or other effects due to current global geopolitical tensions, including relating directly or indirectly to the Ukraine crisis.

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

Restructuring and Related Charges

    In May 2020, we announced certain restructuring activities in conjunction with the implementation of our future-state organization design, which created a fully integrated organization with our completed acquisition of Quest Nutrition, LLC on November 7, 2019. The new organization design became effective on August 31, 2020. These restructuring plans primarily included workforce reductions, changes in management structure, and the relocation of business activities from one location to another.

    We substantially completed our restructuring activities during the third quarter of fiscal 2022. Since the announcement of the restructuring activities in May 2020, we incurred aggregate restructuring and restructuring-related costs of $9.9 million. As of May 28, 2022, there was no outstanding restructuring liability.

    Total restructuring and restructuring-related costs incurred in the thirty-nine weeks ended May 28, 2022 were $0.1 million. Because we substantially completed our restructuring activities during the third quarter of fiscal 2022, no such restructuring or restructuring-related costs were incurred in the thirteen weeks ended May 28, 2022. In the thirteen and thirty-nine weeks ended May 29, 2021, we incurred a total of $0.2 million and $4.0 million in restructuring and restructuring-related costs, respectively. The effect of these restructuring activities has been included within General and administrative on the Condensed Consolidated Statements of Operations and Comprehensive Income. Refer to Note 13, Restructuring and Related Charges, of our Notes to Unaudited Condensed Consolidated Financial Statements in this Report for additional information regarding restructuring activities.

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

Results of Operations

    During the thirteen weeks ended May 28, 2022, our net sales increased $32.5 million, or 11.5%, and our gross profit decreased $2.4 million, or 1.9%, compared to the thirteen weeks ended May 29, 2021. Net sales for the thirteen weeks ended May 28, 2022 were positively affected by the price increase effective in September 2021, the first month of our fiscal year 2022, and both the Atkins® and Quest® brands experienced sales and earnings growth driven by increased retail and e-commerce sales volume. Additionally, in April 2022 management announced our plans to institute a price increase effective late in our fiscal fourth quarter of 2022. However, unfavorable effects of higher raw material costs, higher freight and logistics costs, and supply chain challenges in the thirteen weeks ended May 28, 2022 resulted in decreased gross profit and gross profit margin as compared to the thirteen weeks ended May 29, 2021. As previously discussed above in “Business Trends,” we expect to continue to see such cost pressures and supply chain challenges for the remainder of fiscal year 2022 as compared to fiscal year 2021.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended May 28, 2022 and the Thirteen Weeks Ended May 29, 2021

    The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	May 28, 2022	% of Net Sales	May 29, 2021	% of Net Sales
Net sales	$316,531	100.0%	$284,001	100.0%
Cost of goods sold	197,883	62.5%	162,998	57.4%
Gross profit	118,648	37.5%	121,003	42.6%

Operating expenses:
Selling and marketing	32,334	10.2%	30,826	10.9%
General and administrative	26,721	8.4%	25,668	9.0%
Depreciation and amortization	4,317	1.4%	4,187	1.5%
Total operating expenses	63,372	20.0%	60,681	21.4%

Income from operations	55,276	17.5%	60,322	21.2%

Other income (expense):
Interest income	—	—%	1	—%
Interest expense	(4,881)	(1.5)%	(7,985)	(2.8)%
Loss in fair value change of warrant liability	—	—%	(35,833)	(12.6)%
Gain on legal settlement	—	—%	5,000	1.8%
Gain (loss) on foreign currency transactions	76	—%	(272)	(0.1)%
Other income	17	—%	70	—%
Total other expense	(4,788)	(1.5)%	(39,019)	(13.7)%

Income before income taxes	50,488	16.0%	21,303	7.5%
Income tax expense	11,654	3.7%	15,408	5.4%
Net income	$38,834	12.3%	$5,895	2.1%

Other financial data:
Adjusted EBITDA (1)	$63,291	20.0%	$67,459	23.8%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales of $316.5 million represented an increase of $32.5 million, or 11.5%, for the thirteen weeks ended May 28, 2022 compared to the thirteen weeks ended May 29, 2021. The increase in net sales was attributable to our price increase effective in September 2021, the first month of our fiscal year 2022, and retail sales and e-commerce sales volume growth for both the Atkins® and Quest® brands, which increased our North America net sales by 12.9% in the thirteen weeks ended May 28, 2022 compared to the thirteen weeks ended May 29, 2021. The increase in net sales was partially offset by a 25.1% decline in our international business due to the European exit. The European exit represented a 1.2% headwind to total net sales growth.

    Cost of goods sold. Cost of goods sold increased $34.9 million, or 21.4%, for the thirteen weeks ended May 28, 2022 compared to the thirteen weeks ended May 29, 2021. The cost of goods sold increase was driven by higher raw material, freight, and logistics costs and supply chain challenges for the thirteen weeks ended May 28, 2022 as well as sales volume growth for both the Atkins® and Quest® brands, as discussed above. As previously discussed above in “Business Trends,” we continue to expect to have cost pressures and supply chain challenges for the remainder of fiscal year 2022 and into fiscal year 2023.

    Gross profit. Gross profit decreased $2.4 million, or 1.9%, for the thirteen weeks ended May 28, 2022 compared to the thirteen weeks ended May 29, 2021. Additionally, gross profit of $118.6 million, or 37.5% of net sales, for the thirteen weeks ended May 28, 2022 decreased 510 basis points from 42.6% of net sales for the thirteen weeks ended May 29, 2021. The decreases in gross profit and gross profit margin were primarily driven by the unfavorable effects of higher raw material, freight, and logistics costs and supply chain challenges in the thirteen weeks ended May 28, 2022 as previously discussed. These decreases were partially offset by the favorable effects of the price increase which became effective in September 2021.

    Operating expenses. Operating expenses increased $2.7 million, or 4.4%, for the thirteen weeks ended May 28, 2022 compared to the thirteen weeks ended May 29, 2021 due to the following:

•Selling and marketing. Selling and marketing expenses increased $1.5 million, or 4.9%, for the thirteen weeks ended May 28, 2022 compared to the thirteen weeks ended May 29, 2021, primarily related to additional brand building initiatives for both Atkins® and Quest®.

•General and administrative. General and administrative expenses increased $1.1 million, or 4.1%, for the thirteen weeks ended May 28, 2022 compared to the thirteen weeks ended May 29, 2021. The increase in general and administrative expenses was primarily attributable to an $0.8 million increase in stock-based compensation and increased corporate expenses, which was partially offset by reductions in costs related to business integration activities of $0.1 million and restructuring charges of $0.2 million in the thirteen weeks ended May 28, 2022 compared to the thirteen weeks ended May 29, 2021.

•Depreciation and amortization. Depreciation and amortization expenses remained approximately flat at $4.3 million for the thirteen weeks ended May 28, 2022 and $4.2 million for the May 29, 2021.

    Interest expense. Interest expense decreased $3.1 million for the thirteen weeks ended May 28, 2022 compared to the thirteen weeks ended May 29, 2021, primarily due to principal payments reducing the outstanding balance of the Term Facility (as defined below) to $406.5 million as of May 28, 2022 from $506.5 million as of May 29, 2021. Additionally, interest expense related to the amortization of deferred financing costs and debt discount decreased $0.6 million for the thirteen weeks ended May 28, 2022 compared to the thirteen weeks ended May 29, 2021.

    Loss in fair value change of warrant liability. During thirteen weeks ended May 29, 2021, we recorded a non-cash loss of $35.8 million related to changes in valuation of our liability-classified warrants issued through a private placement (“Private Warrants”), which is primarily driven by movements in our stock price. On January 7, 2022, the Private Warrants were exercised on a cashless basis, resulting in a net issuance of 4,830,761 shares of common stock. As a result, there were no outstanding liability-classified Private Warrants during the thirteen weeks ended May 28, 2022.

    Gain on legal settlement. We recorded a $5.0 million gain on a legal settlement during the thirteen weeks ended May 29, 2021.

    Gain (loss) on foreign currency transactions. Foreign currency transactions resulted in a gain of $0.1 million and a loss of $0.3 million for the thirteen weeks ended May 28, 2022 and May 29, 2021, respectively. The variance is attributable to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense decreased $3.8 million for the thirteen weeks ended May 28, 2022 compared to the thirteen weeks ended May 29, 2021. The decrease in our income tax expense was primarily driven by lower income from operations and changes in permanent differences.

    Net income. Net income was $38.8 million for the thirteen weeks ended May 28, 2022, an increase of $32.9 million compared to net income of $5.9 million for the thirteen weeks ended May 29, 2021. The increase was primarily driven by the $35.8 million non-cash fair value loss incurred in the thirteen weeks ended May 29, 2021 related to the measurement of our liability-classified Private Warrants. The increase in net income was partially offset by the decreased income from operations driven by the unfavorable effects of higher raw material, freight, and logistics costs and supply chain challenges in the thirteen weeks ended May 28, 2022 as well as the non-recurring $5.0 million gain on a legal settlement in the thirteen weeks ended May 29, 2021.

    Adjusted EBITDA. Adjusted EBITDA decreased $4.2 million, or 6.2% for the thirteen weeks ended May 28, 2022 compared to the thirteen weeks ended May 29, 2021, driven primarily by the decrease in income from operations as a result of the unfavorable effects of higher raw material, freight, and logistics costs and supply chain challenges in the thirteen weeks ended May 28, 2022 as discussed above. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Comparison of Unaudited Results for the Thirty-Nine Weeks Ended May 28, 2022 and the Thirty-Nine Weeks Ended May 29, 2021

    The following unaudited table presents, for the periods indicated, selected information from our Condensed Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 28, 2022	% of Net Sales	May 29, 2021	% of Net Sales
Net sales	$894,514	100.0%	$745,760	100.0%
Cost of goods sold	550,788	61.6%	440,451	59.1%
Gross profit	343,726	38.4%	305,309	40.9%

Operating expenses:
Selling and marketing	94,816	10.6%	82,171	11.0%
General and administrative	76,711	8.6%	77,645	10.4%
Depreciation and amortization	12,966	1.4%	12,643	1.7%
Total operating expenses	184,493	20.6%	172,459	23.1%

Income from operations	159,233	17.8%	132,850	17.8%

Other income (expense):
Interest income	1	—%	4	—%
Interest expense	(16,528)	(1.8)%	(24,352)	(3.3)%
Loss in fair value change of warrant liability	(30,062)	(3.4)%	(60,714)	(8.1)%
Gain on legal settlement	—	—%	5,000	0.7%
Gain on foreign currency transactions	503	0.1%	712	0.1%
Other income	26	—%	229	—%
Total other expense	(46,060)	(5.1)%	(79,121)	(10.6)%

Income before income taxes	113,173	12.7%	53,729	7.2%
Income tax expense	34,726	3.9%	31,095	4.2%
Net income	$78,447	8.8%	$22,634	3.0%

Other financial data:
Adjusted EBITDA (1)	$183,086	20.5%	$158,800	21.3%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales of $894.5 million represented an increase of $148.8 million, or 19.9%, for the thirty-nine weeks ended May 28, 2022 compared to the thirty-nine weeks ended May 29, 2021. The increase was primarily attributable to retail and e-commerce sales volume growth for both the Atkins® and Quest® brands, which increased our North America net sales by 22.2% in the thirty-nine weeks ended May 28, 2022 compared to the thirty-nine weeks ended May 29, 2021. Additionally, we instituted a price increase effective in September 2021, the first month of our fiscal year 2022. The increase in net sales was partially offset by a 25.9% decline in our international business due to the European exit. The European exit represented a 1.4% headwind to total net sales growth.

    Cost of goods sold. Cost of goods sold increased $110.3 million, or 25.1%, for the thirty-nine weeks ended May 28, 2022 compared to the thirty-nine weeks ended May 29, 2021. The cost of goods sold increase was driven by sales volume growth for both the Atkins® and Quest® brands, as discussed above. Additionally, our cost of goods sold for the thirty-nine weeks ended May 28, 2022 was unfavorably affected by higher raw material, freight, and logistics costs and supply chain challenges. As previously discussed above in “Business Trends,” we continue to expect to have cost pressures and supply chain challenges for the remainder of fiscal year 2022 and into fiscal year 2023.

    Gross profit. Gross profit increased $38.4 million, or 12.6%, for the thirty-nine weeks ended May 28, 2022 compared to the thirty-nine weeks ended May 29, 2021, which was primarily driven by the sales volume growth for both the Quest® and Atkins® brands as discussed above. Gross profit of $343.7 million, or 38.4% of net sales, for the thirty-nine weeks ended May 28, 2022 decreased 250 basis points from 40.9% of net sales for the thirty-nine weeks ended May 29, 2021. The decrease in gross profit margin was primarily the result of the unfavorable effects of higher raw material, freight, and logistics costs and supply chain challenges in the thirty-nine weeks ended May 28, 2022 as previously discussed. The decrease in gross profit margin was partially offset by the favorable effects of the price increase which became effective in September 2021.

    Operating expenses. Operating expenses increased $12.0 million, or 7.0%, for the thirty-nine weeks ended May 28, 2022 compared to the thirty-nine weeks ended May 29, 2021 due to the following:

•Selling and marketing. Selling and marketing expenses increased $12.6 million, or 15.4%, for the thirty-nine weeks ended May 28, 2022 compared to the thirty-nine weeks ended May 29, 2021, primarily related to additional brand building initiatives for both Atkins® and Quest®.

•General and administrative. General and administrative expenses decreased $0.9 million, or 1.2%, for the thirty-nine weeks ended May 28, 2022 compared to the thirty-nine weeks ended May 29, 2021. The decrease was primarily attributable to reductions in costs related to business integration activities of $2.0 million and restructuring charges of $3.9 million in the thirty-nine weeks ended May 28, 2022 compared to the thirty-nine weeks ended May 29, 2021. These decreases were partially offset by an increase in stock-based compensation of $2.9 million, increased corporate expenses, and increased research and development spending in the thirty-nine weeks ended May 28, 2022 compared to the thirty-nine weeks ended May 29, 2021.

•Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million, or 2.6%, for the thirty-nine weeks ended May 28, 2022 compared to the thirty-nine weeks ended May 29, 2021, primarily due to increased depreciation expense related to the $4.7 million of purchases of property and equipment during the thirty-nine weeks ended May 28, 2022.

    Interest expense. Interest expense decreased $7.8 million for the thirty-nine weeks ended May 28, 2022 compared to the thirty-nine weeks ended May 29, 2021, primarily due to principal payments reducing the outstanding balance of the Term Facility to $406.5 million as of May 28, 2022 from $506.5 million as of May 29, 2021. Additionally, interest expense related to the amortization of deferred financing costs and debt discount decreased $1.4 million for the thirty-nine weeks ended May 28, 2022 compared to the thirty-nine weeks ended May 29, 2021.

    Loss in fair value change of warrant liability. During the thirty-nine weeks ended May 28, 2022 and May 29, 2021, we recorded a non-cash loss of $30.1 million and $60.7 million, respectively, related to changes in valuation of our Private Warrants, which was primarily driven by movements in our stock price. On January 7, 2022, the Private Warrants were exercised on a cashless basis, resulting in a net issuance of 4,830,761 shares of common stock. As a result, there were no outstanding liability-classified Private Warrants as of May 28, 2022.

    Gain on legal settlement. We recorded a $5.0 million gain on a legal settlement during the thirty-nine weeks ended May 29, 2021.

    Gain on foreign currency transactions. Gains on foreign currency transactions of $0.5 million and $0.7 million were recorded for the thirty-nine weeks ended May 28, 2022 and May 29, 2021, respectively. During the thirty-nine weeks ended May 28, 2022, we recognized a foreign currency translation gain of $1.1 million related to the liquidation of a foreign subsidiary. The remaining variance is attributable to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense increased $3.6 million for the thirty-nine weeks ended May 28, 2022 compared to the thirty-nine weeks ended May 29, 2021. The increase in our income tax expense is primarily driven by higher income from operations, partially offset by permanent differences.

    Net income. Net income was $78.4 million for the thirty-nine weeks ended May 28, 2022, an increase of $55.8 million compared to net income of $22.6 million for the thirty-nine weeks ended May 29, 2021. The increase was primarily related to the $26.4 million increase in income from operations driven by the Atkins® and Quest® brand sales volume growth as discussed above, the $30.7 million decrease in the non-cash loss in fair value change of our warrant liability, and the $7.8 million decrease in interest expense in the thirty-nine weeks ended May 28, 2022 compared to the thirty-nine weeks ended May 29, 2021. These increases were partially offset by the $3.6 million increase in income tax expense in the thirty-nine weeks ended May 28, 2022 compared to the thirty-nine weeks ended May 29, 2021 as well as the non-recurring $5.0 million gain on a legal settlement in the thirty-nine weeks ended May 29, 2021.

    Adjusted EBITDA. Adjusted EBITDA increased $24.3 million, or 15.3% for the thirty-nine weeks ended May 28, 2022 compared to the thirty-nine weeks ended May 29, 2021, driven primarily by sales volume growth for the Atkins® and Quest® brands as discussed above. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Reconciliation of EBITDA and Adjusted EBITDA

    EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed as alternatives to net income as an indicator of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines EBITDA as net income or loss before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude the following items: stock-based compensation expense, integration costs, restructuring costs, gain or loss in fair value change of warrant liability, gain or loss due to legal settlements, and other non-core expenses. The Company believes that EBITDA and Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors. Management of the Company uses EBITDA and Adjusted EBITDA to supplement net income because these measures reflect operating results of the on-going operations, eliminate items that are not directly attributable to the Company’s underlying operating performance, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics the Company’s management uses in its financial and operational decision making. The Company also believes that Adjusted EBITDA is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

    The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen and thirty-nine weeks ended May 28, 2022 and May 29, 2021:

(In thousands)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Net income	$38,834	$5,895	$78,447	$22,634
Interest income	—	(1)	(1)	(4)
Interest expense	4,881	7,985	16,528	24,352
Income tax expense	11,654	15,408	34,726	31,095
Depreciation and amortization	4,826	4,487	14,398	13,508
EBITDA	60,195	33,774	144,098	91,585
Stock-based compensation expense	2,994	2,172	8,691	5,766
Integration of Quest	175	244	468	2,458
Restructuring	—	206	98	3,992
Loss in fair value change of warrant liability	—	35,833	30,062	60,714
Gain on legal settlement	—	(5,000)	—	(5,000)
Other (1)	(73)	230	(331)	(715)
Adjusted EBITDA	$63,291	$67,459	$183,086	$158,800
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

    We had $56.7 million in cash as of May 28, 2022. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

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

    The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all financial covenants as of May 28, 2022 and August 28, 2021, respectively.

    At May 28, 2022, the outstanding balance of the Term Facility was $406.5 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended May 28, 2022. The outstanding balance of the Term Facility is due upon its maturity in July 2024. As of May 28, 2022, there were no amounts drawn against the Revolving Credit Facility.

Warrants to Purchase Common Stock

    As of August 28, 2021, we had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants were held by Conyers Park Sponsor, LLC (“Conyers Park”), a related party. Each whole warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. On January 7, 2022, Conyers Park elected to exercise the Private Warrants on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result, there were no outstanding liability-classified Private Warrants as of May 28, 2022.

Stock Repurchase Program

    On April 13, 2022, we announced that our Board of Directors had approved the addition of $50.0 million to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $100.0 million. During the thirteen weeks ended May 28, 2022, we repurchased 218,221 shares of common stock for $8.1 million, averaging a purchase price per share of $37.16. During the thirty-nine weeks ended May 28, 2022, we repurchased 789,742 shares of common stock for $28.5 million, averaging a purchase price per share of $36.09. We did not repurchase any shares of common stock during the thirty-nine weeks ended May 29, 2021.

    As of May 28, 2022, approximately $69.3 million remained available for repurchases under our $100.0 million stock repurchase program. Refer to Note 10, Stockholders’ Equity, of the Notes to Unaudited Condensed Consolidated Financial Statements in this Report for additional information related to our stock repurchase program.

Cash Flows

    The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Thirty-Nine Weeks Ended
	May 28, 2022	May 29, 2021
Net cash provided by operating activities	$67,363	$91,488
Net cash (used in) provided by investing activities	$(7,283)	$2,454
Net cash used in financing activities	$(78,476)	$(99,889)

    Operating activities. Our net cash provided by operating activities decreased $24.1 million to $67.4 million for the thirty-nine weeks ended May 28, 2022 compared to $91.5 million for the thirty-nine weeks ended May 29, 2021. The decrease in cash provided by operating activities was primarily attributable to changes in working capital, comprised of changes in accounts receivable, net, inventories, prepaid expenses, accounts payable, and accrued expenses and other current liabilities, which are driven by the timing of payments and receipts and seasonal building of inventory. Changes in working capital consumed cash of $44.2 million in the thirty-nine weeks ended May 28, 2022 compared to $24.1 million of cash consumed in thirty-nine weeks ended May 29, 2021. Additionally, cash paid for taxes increased $28.1 million to $43.4 million for the thirty-nine weeks ended May 28, 2022 as compared to $15.3 million for the thirty-nine weeks ended May 29, 2021. These decreases in cash provided by operating activities were partially offset by the $26.4 million increase in income from operations to $159.2 million for the thirty-nine weeks ended May 28, 2022 as compared to $132.9 million for the thirty-nine weeks ended May 29, 2021, primarily attributable to retail and e-commerce sales volume growth for both the Atkins® and Quest® brands as discussed in “Results of Operations” above. Additionally, cash paid for interest was $14.3 million in the thirty-nine weeks ended May 28, 2022, which was a decrease of $7.2 million as compared to the $21.5 million paid for interest in the thirty-nine weeks ended May 29, 2021.

    Investing activities. Our net cash used in investing activities was $7.3 million for the thirty-nine weeks ended May 28, 2022 compared to net cash provided by investing activities of $2.5 million for the thirty-nine weeks ended May 29, 2021. Our net cash used in investing activities for the thirty-nine weeks ended May 28, 2022 primarily comprised $4.7 million of purchases of property and equipment and the issuance of a $2.4 million note receivable. The $2.5 million of net cash provided by investing activities for the thirty-nine weeks ended May 29, 2021 primarily comprised the $5.8 million of cash proceeds received from the SimplyProtein Sale partially offset by $3.2 million of purchases of property and equipment.

    Financing activities. Our net cash used in financing activities was $78.5 million for the thirty-nine weeks ended May 28, 2022 compared to $99.9 million for the thirty-nine weeks ended May 29, 2021. Net cash used in financing activities for the thirty-nine weeks ended May 28, 2022 primarily consisted of $50.0 million in principal payments on the Term Facility and $28.5 million in repurchases in common stock. Net cash used in financing activities for the thirty-nine weeks ended May 29, 2021 primarily consisted of $100.0 million in principal payments on the Term Facility.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

    There were no material changes in our market risk exposure during the thirteen week period ended May 28, 2022. We continue to expect to experience logistics challenges in our supply chain as well as higher raw material, freight, and logistics costs in fiscal year 2022 and expect this to continue into fiscal year 2023. We instituted a price increase effective in September 2021, the first month of our fiscal year 2022. Additionally, in April 2022 management announced our plans to institute a price increase effective late in our fiscal fourth quarter of 2022. Management believes these price increases, along with productivity initiatives, will enable us to continue to invest in projects that drive growth. We are continuing to assess available alternatives to mitigate potential input cost inflation for fiscal year 2022. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 28, 2022, the Company’s disclosure controls and procedures were effective

Changes in Internal Control over Financial Reporting

    There were no changes in our internal controls over financial reporting during the quarter ended May 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

    Readers should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our Annual Report. However, the risks factors included in our Annual Report have been or may be heightened, or in some cases manifested, by the effects of the COVID-19 pandemic and the ongoing conflict in Ukraine. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    Issuer Purchases of Equity Securities

			Total Number of Shares Purchased	Maximum Dollar Value of Shares
	Total Number of	Average Price	as Part of Publicly Announced	That May Yet Be Purchased Under
Period	Shares Purchased	Paid Per Share	Plans or Programs(1)	the Plans or Programs(1)
February 27, 2022 - March 26, 2022	35,433	$34.93	35,433	$26,220,958
March 27, 2022 - April 23, 2022	—	—	—	76,220,958
April 24, 2022 - May 28, 2022	182,788	37.6	182,788	69,348,865
Total	218,221	$37.16	218,221	$69,348,865
(1) The Company adopted a $50.0 million stock repurchase program on November 13, 2018. On April 13, 2022, the Company announced that its Board of Directors had approved the addition of $50.0 million to its stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $100.0 million. As of May 28, 2022, approximately $69.3 million remained available under the stock repurchase program. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The stock repurchase program may be suspended or discontinued at any time by the Company and does not have an expiration date.

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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	June 30, 2022	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)