Form 10-K
period 2022-08-27
Simply Good Foods Co
filed 2022-10-21
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 27, 2022

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 25, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter was approximately $3.3 billion based on the closing price of $38.99 for one share of common stock, as reported on the Nasdaq Capital Market on that date. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose

As of October 17, 2022, there were 98,993,701 shares of common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant’s definitive proxy statement, in connection with its 2023 annual meeting of stockholders, to be filed within 120 days after the end of fiscal year ended August 27, 2022, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

The Simply Good Foods Company and Subsidiaries

Cautionary Note Regarding Forward Looking Statements

    This Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. We caution you that these forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. You should not place undue reliance on forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These forward-looking statements include, among other things, statements regarding our operations being dependent on a global supply chain and effects of supply chain constraints and inflationary pressure on us and our contract manufacturers, our ability to continue to operate at a profit or to maintain our margins, the effect of the novel coronavirus (“COVID-19”) on our business, financial condition and results of operations, the sufficiency of our sources of liquidity and capital, our ability to maintain current operation levels and implement our growth strategies, our ability to maintain and gain market acceptance for our products or new products, our ability to capitalize on attractive opportunities, our ability to respond to competition and changes in the economy including changes regarding increasing ingredient and packaging costs and labor challenges at our contract manufacturers and third party logistics providers, the amounts of or changes with respect to certain anticipated raw materials and other costs, difficulties and delays in achieving the synergies and cost savings in connection with acquisitions, changes in the business environment in which we operate including general financial, economic, capital market, regulatory and geopolitical conditions affecting us and the industry in which we operate, changes in consumer preferences and purchasing habits, our ability to maintain adequate product inventory levels to timely supply customer orders, changes in taxes, tariffs, duties, governmental laws and regulations, the availability of or competition for other brands, assets or other opportunities for investment by us or to expand our business, competitive product and pricing activity, difficulties of managing growth profitably, the loss of one or more members of our management team, potential for increased costs and harm to our business resulting from unauthorized access of the information technology systems we use in our business, expansion of our wellness platform and other risks and uncertainties indicated in this Report, including those set forth under “Risk Factors” in this Report. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including in this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and those contained in subsequent reports we will file with the SEC. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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

    As part of Simply Good Foods’ strategy to become an industry leading snacking platform, in November 2019, it acquired Quest Nutrition, LLC (“Quest”). This transaction is referred to as the “Quest Acquisition.”

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

    Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to the following: (i) for periods prior to the completion of the Business Combination, to Atkins and its subsidiaries, (ii) for periods upon or after the completion of the Business Combination, to The Simply Good Foods Company and its subsidiaries, excluding Quest, and (iii) for periods after completion of the Quest Acquisition, The Simply Good Foods Company and its subsidiaries, including Quest. In context, “Atkins” may also refer to the Atkins® brand and “Quest” may also refer to the Quest® brand.

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

Risks Related to our Business

•Our dependence on a global supply chain and effects of supply chain constraints and inflationary pressure on us or our suppliers.
•Our ability to maintain or increase prices or fail to implement our growth strategies successfully.
•Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), which may disrupt our business, including, among other things, consumption and trade patterns, our supply chain and production processes.
•Our inability to compete successfully in the highly competitive nutritional snacking industry.
•Changes in consumer preferences, habits, perceptions and discretionary spending, which may negatively affect our brand loyalty and net sales.
•Our inability to continually enhance our brand recognition, increase distribution of our products, grow and maintain shelf space, attract new consumers to our brands and introduce new and innovative products, either on a timely basis or at all.
•The perception of our brands or organizational reputation are damaged, including as a result of negative information on social media.
•The fact that we must expend resources to maintain consumer awareness of our brands, build brand loyalty and generate interest in our products and the evolution of our marketing strategies and channels, and our programs may not be successful.
•Our geographic focus, which makes us particularly vulnerable to economic and other events and trends in North America.

Risks Related to our Operating Model

•Ingredient and packaging costs are volatile and may rise significantly.
•Our reliance on sales to a limited number of retailers for a substantial portion of our net sales and we maintain “at will” contracts with these retailers, which do not require recurring or minimum purchase amounts of our products.
•Losses in, disruption of and lack of efficiency in our fulfillment network.
•Shortages or interruptions in the supply or delivery of our core ingredients, equipment, packaging and products as we rely on a limited number of third-party suppliers to supply our core ingredients and a limited number of contract manufacturers to manufacture our products.
•Severe weather conditions, natural disasters, government regulations related to climate change, the effects of climate change and geopolitical events,which can all affect crop supplies and supply chain infrastructure.
•We intend to grow through mergers, acquisitions or joint ventures, and we may not successfully integrate, operate or realize the anticipated benefits of such business combinations.
•Our insurance policies may not provide adequate levels of coverage against claims.
•Loss of our key executive officers or other personnel, or an inability to attract and retain such management and other personnel.
•We may not be able to adequately protect our material intellectual property and other proprietary rights.
•Any inadequacy, failure or interruption of our information technology systems may harm our ability to effectively operate our business, and our business is subject to online security risks, including security breaches and identity theft.

Regulatory Risks and Litigation Risks

•All of our products must comply with regulations of the U.S. Food and Drug Administration and state and local regulations.
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
•Changes in interest rates may adversely affect our earnings and cash flows.
•We may need additional capital in the future, and it may not be available on acceptable terms or at all.
•We have incurred and will continue to incur significant costs because of operating as a public company.
•If we cannot maintain appropriate systems, procedures and controls, we may not be able to successfully procure, offer or ship our products, grow our business, account for transactions, accurately report our financial results in an appropriate and timely manner or prevent fraud.
•The past restatement of certain of our financial statements subjected us to additional risks.
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
•Our common stock price may be affected by future sales of common stock or other dilution.

Other Risks

•We experience risks associated with our international operations and exposure to the worldwide economy.
•Our amended and restated certificate of incorporation excludes certain of our Board members from the doctrine of “corporate opportunity.”

PART I

Item 1. Business.

Overview

    The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements, and other product offerings. The product portfolio we develop, market and sell consists primarily of protein bars, ready-to-drink (“RTD”) shakes, sweet and salty snacks and confectionery products marketed under the Atkins®, Atkins Endulge®, Quest® and Quest HeroTM brand names. Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities in the nutritional snacking space.

    The Company’s nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies and health-and-wellness trends: Atkins for those following a low-carb lifestyle or seeking to lose weight and Quest for consumers seeking a variety of protein-rich foods and beverages that also limit sugars and simple carbs. We distribute our products in major retail channels, primarily in North America, including grocery, club, and mass merchandise, as well as through e-commerce, convenience, specialty, and other channels. Our portfolio of nutritious snacking brands gives us a strong platform with which to introduce new products, expand distribution, and attract new consumers to our products.

    We believe snacking occasions have been on the rise in recent years as consumers continue to desire more convenient, healthy and delicious foods, snacks, and meal replacements. We believe our emphasis on product formats such as our protein bars, cookies, chips and salty snacks, and RTD shakes positions us to fill important needs for consumers. We believe a number of existing and emerging consumer trends within the U.S. food and beverage industry will continue to both drive the growth of the nutritional snacking category and increase the demand for our product offerings. Some of these trends include increased consumption of smaller, more frequent meals throughout the day, consumers’ strong preference for convenient, “better-for-you” snacks, consumers’ greater focus on health and wellness, consumers’ movement toward limiting carbohydrate and sugar consumption, and the trend of consumers seeking to add convenient sources of protein and fiber to their diets.

    With our Atkins brand, we strive to offer a compelling line of protein bars, RTD shakes, cookies, protein chips and salty snacks, and confections, and with our Quest brand, we strive to offer an attractive line up of protein bars, cookies, protein chips and salty snacks, RTD shakes, and confections, which target these existing and emerging consumer trends. Our sales, marketing, and research and development capabilities enable us to distribute products to a national customer base across a spectrum of retail channels, including the mass merchandise, grocery, drug, club stores, e-commerce, and small format retail such as convenience stores and gas stations.

    Simply Good Foods was formed in Delaware on March 30, 2017, to consummate the Business Combination, which occurred on July 7, 2017. As part of our strategy to become an industry leading snacking platform, in November 2019, we acquired Quest Nutrition, LLC.

    In addition to pursuing attractive run-rate cost synergies over time by leveraging efficiencies of scale with our legacy Atkins business, we completed the Quest Acquisition with the goal of realizing several other potential benefits. Quest’s products compete in many attractive, fast growing sub-segments within the nutritional snacking category. In addition, Quest’s research and development insights and capabilities have benefited our broader business. Quest has an extremely loyal following and strong appeal among consumers ages 18-35, which complements Atkins’ strength among consumers ages 35+. The Quest Acquisition also allowed us to benefit from Quest’s existing relationships and effectiveness within certain channels of trade, such as e-commerce and the small format channel, and leverage Quest’s social media-based marketing capabilities. Since completion of the Quest Acquisition, we have benefited from utilizing certain of Quest’s systems, such as its enterprise resource planning platform, and associated reporting tools.

    Our principal executive offices are located at 1225 17th Street, Suite 1000, Denver, Colorado, 80202. Our telephone number is (303) 633-2840. We maintain a web site at www.thesimplygoodfoodscompany.com.

Business Trends in Fiscal Year 2022

    Throughout fiscal year 2022, our business continued to improve from the end of fiscal year 2021, driven in part by the increasing normalization of consumer mobility and shopper traffic patterns in brick-and-mortar retailers versus prior periods that were more severely pressured by COVID-19 mitigation strategies, including movement restrictions and closures of or reduced access to customer establishments. We expect our business performance during fiscal year 2023 will continue to be affected by the dynamic macroeconomic inflationary environment in the United States and elsewhere, elevated levels of supply chain cost inflation, and the level of consumer mobility, which includes the rate at which consumers return to working outside the home.

    Overall consumer spending, particularly in the United States, continued to recover from the effects of the COVID-19 pandemic, which resulted in well documented industry-wide supply chain disruptions across the United States and globally during fiscal year 2022. As a result, we experienced corresponding unfavorable effects of higher raw material costs, higher freight and logistics costs, and supply chain challenges, including supply chain disruptions resulting from labor shortages and disruptions in ingredients. We expect to continue to see these cost pressures and supply chain challenges persist into fiscal year 2023. We have also continued to see contract manufacturer and logistics challenges, largely related to availability of labor, which we believe along with the ingredient shortages discussed above have contributed to lower retail and e-commerce sales of our products due to periodic out-of-stock situations, delayed recognition of sales and higher than historical inventory levels at times.

    The improvement in consumer mobility and shopper traffic patterns experienced during fiscal year 2022 has been variable, and there continues to be uncertainty related to the sustainability and longevity of these trends. The ultimate effect COVID-19, supply chain challenges, cost pressures discussed above, and the overall effects of the current high inflation environment on consumer purchasing patterns could have on our business continues to be not fully known. Additionally, management is continuing to monitor the conflict in Ukraine, especially regarding the availability and cost of raw materials that are produced in this region and Europe in general. Management is also monitoring for signs of any expansion of economic or supply chain disruptions or broader supply chain inflationary costs resulting either directly or indirectly from the crisis in Eastern Europe.

Our Strengths

    Powerful brands with strong consumer awareness and loyalty. We are a leader in the fast growing nutritional snacking category, and both the Atkins and Quest brands are leading brands with combined scale in protein bars, protein chips, confections, cookies, and RTD shakes. Our highly focused snacking portfolio provides us with a leading position within retailers’ nutrition and wellness aisles, resulting in meaningful shelf space. Our brands are able to appeal to both consumers interested in an active lifestyle who are seeking protein-rich, low-carb snacking options as well as weight management program consumers, which makes our brands highly attractive and strategic for a diverse set of retailers across various distribution channels.

    Aligned with consumer mega trends. Increasing global concern about growing rates of obesity and weight-related diseases and other health issues has resulted in increased scientific, media and consumer focus on nutrition. Over 100 independent, peer reviewed, clinical studies show the benefits of controlling carbohydrates. Management believes this focus is prompting consumers to rebalance their nutritional breakdown away from carbohydrates. Our brand attributes, “low-carb,” “low-sugar” and “protein-rich” nutrition, are well aligned with consumer mega trends. In addition, we believe consumers’ eating habits are gradually shifting towards increased convenience, snacking and meal replacement. We also believe our portfolio of convenient and nutritious products and our ongoing effort to meet consumer demands for convenient options to support their individual health, nutrition and lifestyle goals.

    Scalable snacking and food platform. We have been able to grow our product offerings for both of our nutritious snacking brands through our line extensions and through acquisitions. Our in-house product development experience, combined with our outsourced manufacturing model, allow us to bring new products to market quickly. We pride ourselves on knowing our consumers and gleaning insights that lead to new products and ideas. We believe we can leverage our strong relationships with our retail customers and distributors, a strong brand building track record, and category management expertise to help new products, brands and brand extensions gain distribution and consumer recognition, allowing us to continue to successfully expand our snacking platform.

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

    Experienced leadership team. Simply Good Foods has an experienced team of industry veterans with extensive experience across multiple branded consumer products, food and nutrition categories. Our management team’s extensive experience is complemented by the significant industry expertise of our directors, including James Kilts, the former Chief Executive Officer of The Gillette Company and Nabisco, and former President of Kraft USA and Oscar Mayer, and David West, the former Chief Executive Officer of Big Heart Pet Brands and The Hershey Company. Our management team’s deep expertise and proven record of accomplishment in managing brands and operating packaged food businesses is a key driver of our success and positions Simply Good Foods as an attractive vehicle for future long-term growth within the nutritional snacking space.

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

    Expand distribution in white space opportunities. In the fifty-two weeks ended August 27, 2022, approximately 88% of Atkins’ gross sales in the U.S. and approximately 75% of Quest’s gross sales in the U.S. were through the mass retailer, grocery and convenience store distribution channels. Our management believes there is opportunity for the brands to further penetrate those channels as well as other distribution channels such as convenience and club stores. In addition, while shoppers have increased e-commerce purchases generally, approximately 12% of Atkins’ gross sales for the fifty-two weeks ended August 27, 2022, were through its e-commerce channel and approximately 21% of Quest’s gross sales for the same period were through its e-commerce channel. We intend to leverage our brand recognition to develop further the distribution channels through which we reach consumers, including through the continued expansion of the e-commerce channel.

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

    For both the Atkins and the Quest brands, we have an active and growing digital and social presence, using a comprehensive approach of search, banner, and search engine optimization efforts. We are a leader in social media, with a top-tier presence on Facebook, Instagram, Pinterest, Twitter and YouTube. We also have a growing network of social influencers and content creators, who promote our products in their targeted social media posts. We believe that social media is a cost-effective way of continuing to attract and retain our consumers. We believe that our ongoing efforts to educate consumers about the benefits of a lower carbohydrate lifestyle will further reinforce our brands. For our Atkins brand, we use targeted broadcast and streaming television and print ads with a celebrity-based campaign that attempts to motivate potential programmatic weight loss consumers to try the Atkins approach to healthier eating and weight loss as these Atkins consumers are our most loyal, profitable and frequent purchasers. For our Quest brand, we launched a national, targeted broadcast ad campaign, and continue to leverage targeted streaming television ads and an extensive network of social media influencers and content creators who prompt our Quest brand products through their online posts to motivate new buyers and new product introductions.

    Further develop our brand marketing strategies to reach consumers beyond our core historic buyers. We intend to continue to make focused changes to our approach to consumer outreach to attract consumers beyond our historic core buyers. For the Atkins brand, we intend to continue our marketing efforts to attract self-directed low-carbohydrate and health motivated eaters (those individuals not on a program diet) who buy and consume our Atkins products. For our Quest brand, we intend to continue our marketing efforts to reach consumers who are seeking products that are aligned with their choice to pursue a healthy and active lifestyle. We also note the Atkins brand has approximately 91% aided brand awareness with U.S. consumers and the Quest brand has approximately 68% aided brand awareness with U.S. consumers.

Our Vision and Mission

    Our vision is to lead the nutritional snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements and other product offerings. Our mission is to empower healthy lives through smart and satisfying nutrition.

Our Products

Core Atkins Products

    Our core Atkins brand products consist of protein bars, RTD shakes, confections, cookies, and chips.

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

    Chips. First launched during fiscal year 2022, Atkins’s protein chips offer an attractive nutrition profile when compared to conventional chip products. Offered in nacho cheese, ranch, and chipotle BBQ flavors, Atkins’s chips typically contain about 13 grams of protein, about 4 grams of net carbs, and around 7 grams of fat compared to 2 grams of protein, 15 grams of net carbs and 8 grams of fat for a well-known leading conventional brand.

    Recipes. While provided free of charge, we also offer over 1,600 protein-rich, low-carbohydrate and low-sugar recipes designed to help consumers achieve and maintain a healthy lifestyle, while still enjoying delicious food.

Core Quest Products

    Our core Quest brand products consist of protein bars, cookies, chips and confections.

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

    Chips. Quest’s protein chips, including the tortilla-style chips launched in spring 2018, quickly became a high-selling product offering an attractive nutrition profile when compared to conventional chip products. Offered in flavors including nacho cheese, ranch, chili lime, BBQ, loaded taco and spicy sweet chili, Quest’s chips typically contain about 18 grams of protein, about 4 grams of net carbs, and around 6 grams of fat compared to 2 grams of protein, 15 grams of net carbs and 8 grams of fat for a well-known leading conventional brand.

    Confections. Recently launched confections include full-size and mini peanut butter cups and “fudgey” brownie and “gooey” caramel candy bites sold in a variety of packaging. The full-size peanut butter cups feature a nutrition profile for two cups of 11 grams of protein, 1 gram of net carbs, less than 1 gram of sugar and 4 grams of fiber. The mini peanut butter cups feature a nutrition profile per serving of 8 grams of protein, 1 gram of net carbs, less than 1 gram of sugar and 3 grams of fiber. The candy bites feature a nutrition profile of 5 grams of protein, 1 gram of net carbs, less than 1 gram of sugar, and candy bars feature 4 grams of fiber to 12 grams of protein, 3 grams of net carbs, 1 gram of sugar and 9 grams of fiber.

Marketing, Advertising and Consumer Outreach

    Our marketing efforts are designed to increase consumer awareness of and demand for our products. We employ a broad mix of marketing, including coupons, product sampling, consumer and trade events, advertising (television, online and print) and recipe and food plans, to target our consumers. We also use online resources, including social media sites, to communicate with consumers and build interest in our brands. Our advertising and use of online resources are aimed at increasing consumer preference and usage of our brands. Our trade promotions focus on obtaining retail feature and display support, achieving optimum retail product prices and securing retail shelf space. We use coupons (freestanding insert newspaper, store register, on-pack and online coupons) to help stimulate product trial and repeat purchases by providing consumers with economic incentives. The mix of these marketing activities varies between the Atkins and Quest brands.

    As part of our advocacy on the advantages of a protein-rich, low-carbohydrate, and low-sugar dietary approach, we have devoted portions of our respective brand websites and social media to promote consumer education, engagement, and dialogue about the benefits of our nutritional approaches and how our products can fit within those approaches. Our sales and marketing team gathers information and feedback from consumers and retailers to enable us to better meet changing consumer needs. We also believe that an effective marketing tool is to share educational information through our brand websites to explain each brand’s approach to nutrition, teaching consumers how to make smarter food choices and the nutritional qualities of our products. We also provide access to consumer service representatives to answer questions and educate consumers on nutrition, new products and developments.

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

    In the fifty-two weeks ended August 27, 2022, approximately 69% of Selling and marketing expenses were spent on advertising costs.

Product Innovation

    A portion of our sales is driven by new products, and as a result, we believe innovation is, and will continue to be, an important component of our business. We take a deliberate approach to new product development, focusing on enhancing existing products, innovating flavor and form varieties, and expanding into adjacent snacking products. Our innovation model is designed to respond to competitive demands, with a primary focus on enhancing the quality and flavor of our products while simplifying composition and ingredients to meet consumer demands for unique nutrition options.

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

    We maintain an in-house research and development team as well as market research and consumer insight capabilities. Through our research and development labs in El Segundo, California and Broomfield, Colorado, we control our brands’ innovations and product formulations from the ground up. By developing new products, prototypes and adjacencies in-house, we facilitate our core competencies in product innovation, and enhance our speed to market.

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

Intellectual Property

    We own numerous domestic and international trademarks and other proprietary rights that are important to our business. Depending upon the jurisdiction, trademarks are valid if they are used in the regular course of trade and/or their registrations are properly maintained. We believe the protection of our trademarks, copyrights, patents, domain names, trade dress and trade secrets are important to our success. We aggressively protect our intellectual property rights by relying on a combination of watch services and trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system. We also own virtually all of the recipes and specifications for our products.

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
•product ingredients;
•macronutrient profile of products;
•product claims;
•product taste;
•convenience of products;
•media spending;
•product variety, packaging and labeling; and
•access to retailer shelf space.

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

    U.S. Supply Chain. The majority of our products are shipped directly to one central warehouse, which is a leased warehouse managed by a third-party logistics provider. We also have a separate warehouse for a portion of our distribution needs. A substantial portion of our inventory is shipped directly to our retailers from this warehouse by the same third-party logistics provider. Most of our remaining customers pick-up their orders at our distribution centers and make their own arrangements for delivery to their fulfillment network. For certain customers, RTD shakes are shipped directly from the contract manufacturer to the customers’ locations. We believe our use of demand forecasting and vendor-managed inventory systems enables us to meet shipping demands, ensure timely delivery of orders and offer service levels to our customers.

    Sourcing. The principal ingredients to manufacture our products include chocolate and other coatings, dairy, proteins, soy, and nuts. Our packaging consists of flexible film, cartons, tetra paper, and corrugate. All of our core ingredients are purchased according to rigorous standards to assure food quality and safety. These core ingredients are generally available in adequate quantities from several suppliers, and to date, most core ingredient supplies have largely not been affected by the supply chain challenges related to the COVID-19 pandemic or recent geopolitical events. We competitively bid with major suppliers to source competitively priced, quality ingredients and packaging that meet our standards. For certain ingredients we establish direct purchasing agreements with suppliers, under which our contract manufacturers source ingredients to produce finished products. We also actively manage the cost of most of our packaging supplies, such as corrugate, film, and tetra caps and cartons. The cost of sourcing our ingredients and packaging has been affected by the current elevated levels of supply chain cost inflation in the United States and elsewhere. For more information, see “– Business Trends in Fiscal Year 2022,” above.

    Manufacturing. We rely on contract manufacturers to manufacture our products. The contract manufacturers schedule and receive ingredient and packaging inventory according to parameters set in their contracts and forecasts we provide. As noted above, some ingredients and packaging are purchased by our contract manufacturers pursuant to framework contracts we have with the applicable suppliers. Our contract manufacturers are regularly audited by third parties and are required to follow rigorous food safety guidelines. We believe our contract manufacturers have capacity to meet our anticipated supply needs, although short-term high demand can cause disruptions. We monitor both near-term and long-term capacity as well as fulfillment rates and overall performance of our manufacturing partners and qualify alternate suppliers as needed. In general, we purchase finished products from our contract manufacturers, which includes all packaging and ingredients used, as well as an agreed-upon tolling charge for each item produced. These finished products are then shipped directly to our distribution centers, or shipped directly from the contract manufacturer to the customer.

    U.S. Storage. We lease two distribution centers, both in Greenfield, Indiana, referred to collectively as the Distribution Centers, where we store finished goods. We utilize over 1.29 million square feet of floor space among our Distribution Centers.

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

    Retailers. We have a wide variety of customers across the mass, food, club, drug, and e-commerce channels. A substantial majority of our sales are generated from a limited number of retailers. Sales to our largest retailer, Walmart, represented approximately 31% of consolidated sales in fiscal year 2022, of which approximately 23% is through their mass retail channel and approximately 8% is through their Sam’s club and e-commerce channels. Sales to our next two largest retailers, Amazon and Target, represented approximately 13% and 10% of consolidated sales in fiscal year 2022, respectively. No other customer represents more than 10% of sales. For additional information, please see the risk factor “We rely on sales to a limited number of retailers for a substantial majority of our net sales, and losing one or more such retailers may materially harm our business. In addition, we maintain “at will” contracts with these retailers, which do not require recurring or minimum purchase amounts of our products.”

    E-Commerce. We aim to ensure that our consumers may access our brand in the way that best suits their lifestyles by offering online ordering of our products. We sell our products on Atkins.com, questnutrition.com, Amazon.com and e-commerce platforms of our brick-and-mortar customers, which all deliver our products directly to the location designated by the consumer.

    Food Safety and Quality. Food safety and quality is a top priority, and we dedicate substantial resources to ensure that consumers receive safe, high quality food products. Our products are manufactured in facilities that have programs and controls in place regarding consistent quality and food safety. Product attributes such as taste, aroma, texture, and appearance are regularly monitored. Good Manufacturing Practices and comprehensive food safety programs are designed to produce a safe, wholesome product. Our suppliers are required to have equally robust processes in place and confirm their compliance with product specifications with Letters of Guaranty and Certificates of Analysis for shipments of core ingredients to be used in our products. Finally, random samples of finished goods are regularly sent to a third-party laboratory for testing. In addition, during fiscal year 2022, we obtained ISO 22000 certification for our U.S. operations.

    International. Our products are also sold outside North America. Our top international sales are in Australia and New Zealand. For the fifty-two weeks ended August 27, 2022, international net sales represented approximately 2.9% of total net sales. Our international supply chain is run by a lean team solely focused on international operations. Similar to U.S. operations, international operations utilize contract manufacturers for products, and distributors for distribution and sales.

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

Segments

    During the fifty-two weeks ended August 27, 2022, we substantially completed our efforts to fully integrate our operations and organization structure after the Quest Acquisition. We aligned the nature of our production processes and the methods used to distribute products to customers for the Atkins® and Quest® brands. We also designed our organizational structure to support entity-wide business functions across brands, products, customers, and geographic regions. Additionally, our chief operating decision maker reviews operating results and forecasts at the consolidated level. As a result, we determined our operations are organized into one, consolidated operating segment and reportable segment.

Regulation and Compliance

    Along with contract manufacturers, brokers, distributors, ingredients and packaging suppliers, Simply Good Foods is primarily subject to laws and regulations in the United States promulgated by federal, state and local government authorities. In the United States, the federal agencies governing the manufacture, distribution and advertising of products include, among others, the U.S. Federal Trade Commission (“FTC”), the U.S. Food and Drug Administration (“FDA”), the U.S. Environmental Protection Agency, and the Occupational Safety and Health Administration, in addition to similar state and local agencies. Under various statutes, these agencies prescribe the requirements and establish the standards for quality and safety and regulate marketing and advertising to consumers. In certain circumstances, these agencies must not only approve products, but also review the manufacturing processes and facilities used to produce these products before they can be marketed in the United States.

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

    We are subject to the Food Safety Modernization Act, which, among other things, mandates that the FDA adopt preventative controls to be implemented by food facilities in order to minimize or prevent hazards to food safety. We are subject to numerous other federal, state and local regulations involving such matters as the licensing and registration of manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of food products.

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

Labeling Regulations

    We are subject to various labeling requirements with respect to our products at the federal, state and local levels. At the federal level the FDA has authority to review product labeling, and the FTC may review labeling and advertising materials, including online and television advertisements, to determine if advertising materials are misleading. We are also subject to various state and local consumer protection laws. We believe we are in material compliance with all labeling laws and regulations applicable to our business.

Human Capital Resources

    As of August 27, 2022, our workforce consisted of 260 employees globally who were largely based in an office or in research and development (“R&D”) lab locations. Of that total, approximately 95% of our employees were in the United States, and the rest were in Canada, Europe, Australia, and New Zealand. 111 employees were engaged in marketing and sales, 81 were engaged in R&D, operations and quality, and 68 were engaged in administration. Of our United States employees, 20 employees were hourly and 227 were salaried. No employees were covered by a collective bargaining agreement.

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

    Training & Development. Training and development is critical to our mission’s success, helps our employees grow their career, and is one way we attract, motivate and retain our employees. We regularly host “Be Empowered” sessions for employees, which are educational classes and networking opportunities that teach our nutrition philosophy and our different business functions. To develop effective and empowered leaders, we host regular trainings and informational sessions.

    In our normal performance review cycle, which took place in early fiscal year 2022, 99% of our employees held career discussions with their managers to identify opportunities for development and career progression. Our accelerated mentorship program pairs junior talent with executive leadership, which is designed to broaden talent networks, increases exposure to cross-functional problem solving and builds leadership competencies and impact. Because of these career discussions, the accelerated mentorship program and the talent review process conducted by our senior leadership, during fiscal year 2022, we promoted 11% of our workforce and provided associated compensation increases.

    Our Commitment to Diversity, Equity & Inclusion (“DE&I”). We recognize the importance of a diverse, equitable and inclusive culture for our employees and its effect on our ability to achieve our mission, so we have made commitments to track and improve our performance in each of these areas. Our Board of Directors created its Corporate Responsibility & Sustainability committee that has been tasked with, among other things, overseeing human capital resources and all our DE&I initiatives. These initiatives include the following, among others:

•We hired a third-party DE&I consultant to survey our employees and provide guidance and best practice inputs to our management and the Corporate Responsibility & Sustainability Committee, as we continue to make progress on our DE&I efforts.
•During fiscal year 2022, we established a Diversity, Equity, Inclusion and Belonging Council consisting of mid-level and senior leaders so our DE&I efforts are informed and led by a cross section of our leaders. Its mission is to foster a positive, open, and trusted culture of belonging where every person feels empowered to bring their unique selves to the workplace resulting in a competitive advantage through thought-leadership and talent growth that halos beyond our workforce to our partners and community, creating an inclusive ecosystem.
•We complete a pay equity audit every fiscal year to evaluate equity in our pay practices and work to address any issues that may arise.
•We post every open position or promotional opportunity in the United States that is not confidential, and we include the job’s pay range to provide transparency to candidates. This practice provides every qualified candidate an opportunity to apply with knowledge of the range of pay for the role.
•We are committed to interviewing diverse candidates for open corporate leadership positions.
•Environmental, social and governance (“ESG”) initiatives are included as part of the determination of the discretionary component of our annual short-term incentive program.
•All employees are required to attend preventing discrimination and harassment training.
•We observe Juneteenth as a company-paid holiday every year in the United States as a day of reflection, education, and celebration.

    The table below provides information as of August 27, 2022, the end of our fiscal year, about the representation of women and minorities as a percentage of our employees at various levels of management categories used by our Executive Leadership Team to manage our workforce. This information is also reviewed by our Board of Directors about the representation of women and minorities as a percentage of our employees at various levels of management and our Board of Directors, as of August 27, 2022.

Female and Minority Representation
	Female	Minority[1]
All Employees	55%	32%
All People-leaders	43%	19%
Director-level	49%	15%
VP-level	31%	13%
Executive Leadership Team	23%	8%
Board of Directors	18%	9%
[1] Minority representation includes the percent of United States employees who identify as Black or African American, Asian, Hispanic, Native American, or two or more races.

    The table below provides information for the period December 1, 2021 through December 15, 2021in our 2021 EEO-1 report. We have condensed the EEO-1 report to eliminate rows and columns that have no employees in this report or in the previous year’s report total. This table shows our gender, racial, and ethnic composition by EEO-1 job category as set forth in the Section D Employment Data section of the Consolidated EEO-1 Report that we filed with the U.S. Equal Employment Opportunity Commission (EEOC) in 2022. The information is provided for the time period that is consistent with the report’s filing instructions.

			Not-Hispanic or Latino
	Hispanic or Latino		Male					Female
Job Categories	Male	Female	White	Black or African American	Asian	American Indian or Alaskan Native	Two or More Races	White	Black or African American	Native Hawaiian or Pacific Islander	Asian	Two or More Races	Overall Totals
Executives/Senior Officials & Managers	—	—	10	—	—	—	—	3	—	—	—	—	13
First/Mid Officials & Managers	1	6	38	2	5	—	3	32	—	—	8	—	95
Professionals	7	10	20	3	4	1	1	39	3	—	4	3	95
Technicians	1	1	2	—	—	—	—	2	—	—	—	—	6
Sales Workers	2	—	10	—	—	—	—	5	—	—	—	1	18
Administrative Support	—	8	2	—	1	—	—	9	2	—	1	—	23
Total	11	25	82	5	10	1	4	90	5	—	13	4	250
Previous Report Total	14	27	74	4	9	—	7	82	5	1	18	4	245

    Employee Culture. We regularly ask our employees to respond to pulse surveys to gather feedback on topics ranging from organization changes to overall engagement and inclusion. This encourages open communication with employees and management, and tracks employee engagement over time. We use the information we gain from the surveys to inform our strategy and actions as we continue to work towards improving our culture. We have also committed to summarizing results for each survey and providing responses quickly after the surveys close.

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

    We understand that each employee's situation is unique, so we offer benefits that can be shaped and molded by each employee to fit their individual or family's needs. Our current benefits vary by region, but generally include medical, dental and vision insurance, 401(k) retirement plan, savings accounts, life and disability insurance coverage, free mental telehealth support, and other voluntary benefits. We also offer time-off benefits including vacation time, flexible vacation for exempt positions, sick leave, and paid parental leave.

    Employee Safety and Wellbeing Measures. After over two years of working remotely due to the COVID-19 pandemic, we returned to our offices in the United States on May 31, 2022. In continuing our focus on keeping our teams safe, we continue to follow local regulations for each of our offices.

    We recognize the importance of balance in our employees’ lives to their overall wellbeing, so we offer our employees time off benefits described above to recharge, ten company-paid holidays per year, flexible remote workdays every Monday and Friday, and paid parental leave. We also had one company-wide mental health day in April 2022 and encouraged employees to take extra time away from work to recharge in late December 2021.

    Advancing Health, Nutrition and Wellbeing. Our mission is to empower healthy lives through smart and satisfying nutrition. We believe we play an important role in helping to improve nutrition and overall wellness in the United States through scientific research, education, advocacy and community engagement.

    Since 2016, we have advocated with various branches of the U.S. federal government to encourage more inclusive guidance in the U.S. Department of Agriculture’s and U.S. Department of Health and Human Services’ Dietary Guidelines for Americans (the “Dietary Guidelines”), which is released every five years. Our goal is to expand the Dietary Guidelines to offer solutions for more Americans, including the more than half of the U.S. population suffering from negative metabolic-related conditions such as cardiovascular disease, prediabetes, diabetes and obesity. We also believe expanding the Dietary Guidelines would help to address health equity in many underserved populations in the United States who have higher rates of metabolic-related diseases. The advocacy work we have done is aligned with recent guidance issued by major health organizations such as the American Diabetes Association and the American Heart Association, both of which recommend a lower carbohydrate dietary approach as an option for those with diabetes.

    Our public policy advocacy includes presenting significant scientific research comprised of several hundred, peer-reviewed clinical studies in numerous meetings with policymakers, congresspeople, and decision-makers in the U.S. Department of Agriculture and the U.S. Department of Health and Human Services. In addition, we have sponsored numerous continuing education courses for registered dieticians and other healthcare professionals, and we are a member of multiple collaborative groups focused on improving the nutritional quality of the U.S. food system.

    As part of our advocacy on the advantages of a protein-rich, low-carbohydrate, and low-sugar dietary approach, we have devoted portions of our respective brand websites and social media to promote consumer education, engagement, and dialogue about the benefits of our nutritional approaches and how our products can fit within those approaches. Through our websites and social media, we also share educational information to explain each brand’s approach to nutrition, teaching consumers how to make smarter food choices and the nutritional qualities of our nutritional approach and our products. Our Atkins website also offers free of charge information regarding the Atkins protein-rich, low-carbohydrate and low-sugar approach to eating, several tools to assist consumers in pursuing the Atkins approach and over 1,600 recipes designed to help consumers achieve and maintain a healthy lifestyle, while still enjoying delicious food.

    In late 2021, we launched The Quest Challenge, a grant program for individuals who are making a difference in their community in support of health and wellness. In our inaugural year, we provided four separate $20,000 grants. The Quest Challenge grant was awarded following a competitive process in which applicants expressed their current philanthropic work and what they aim to achieve if they received the grant. Recipients of this year’s grant have used this money to improve the health and wellbeing of underserved and at-risk children, create safe spaces for children to play or learn a new skill, and encourage physical and artistic activities to build confidence and self-esteem. We will continue to follow the progress of our past recipients and their effect on their communities.

    For the second year, we participated in Walmart’s “Fight Hunger. Spark Change.” campaign. For each purchase of participating Simply Good Foods’ Atkins and Quest products at Walmart from April 18 – May 15, 2022, we donated the monetary equivalent of at least one meal to Feeding America. Through this program, Simply Good Foods secured at least 500,000 meals for Feeding America. Additionally, we encourage and support our employees to give back to charities they are passionate about, and we match up to $100 of each employee’s donations.

Available Information

    We file annual, quarterly and current reports, proxy statements and other information with the SEC.

    We file our reports with the SEC electronically through the SEC’s Electronic Data Gathering, Analysis and Retrieval (“EDGAR”) system. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding companies that file electronically with the SEC through EDGAR, which are available free of charge. The address of this Internet site is www.sec.gov.

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

Risks Related to our Business

Our operations are dependent on a global supply chain and effects of supply chain constraints and inflationary pressure on us or our suppliers could adversely affect our operating results.

    Our operations and the operations of our contract manufacturers have been, and may continue to be, affected by supply chain constraints and packaging, ingredient and labor shortages, resulting in increased costs caused, in part, by the COVID-19 pandemic, the uncertain economic environment, and macroeconomic and geopolitical events and trends. In addition, current or future governmental policies may increase the risk of further inflation, which could further increase the costs of ingredients, packaging and finished goods for our business. Similarly, if costs of goods and labor continue to increase, our suppliers may continue to seek price increases from us. If we cannot mitigate the effect of supply chain constraints and inflationary pressure through price increases or cost saving measures, our results of operations and financial condition could be negatively affected.

    Even if we can raise the prices of our products, consumers might react negatively to these price increases, which could have a material adverse effect on, among other things, our brands, reputation, and sales. If our competitors maintain or lower their prices while we raise prices, we may lose customers or the purchase frequency of our products may slow, which would both adversely affect sales. Our profitability may be negatively affected by higher costs, inadequate pricing or a reduction in purchase frequencies of our products, which may negatively affect gross margins and sales. Even though we are working to alleviate supply chain constraints through various measures, we cannot predict the effect of these constraints on the timing of revenue and operating costs of our business in the near future. Supply chain challenges and supply chain constraints relating to ingredients, freight and packaging, including cost inflation, have negatively affected our gross margins and profitability during fiscal year 2022 and may continue to have a negative effect on our future operating results and profitability. In addition, prolonged unfavorable economic conditions, including because of COVID-19 or similar outbreaks, endemics or pandemics, and any resulting recession or slowed economic growth, may have an adverse effect on our sales and profitability.

If we cannot maintain or increase prices of our products to cover elevated input costs, our margins may decrease.

    We rely, in part, on price increases to offset cost increases and maintain or improve the profitability of our business. Our ability to maintain prices or effectively implement price increases, including our price increases effective in fiscal year 2022, may be affected by several factors, including competition, effectiveness of our marketing programs, the continuing strength of our brands, market demand and general economic conditions, including broader inflationary pressures. During challenging economic times, consumers may be less willing or able to pay a price premium for our branded products and may shift purchases to lower-priced or other value offerings, making it more difficult for us to maintain prices and/or effectively implement price increases. In addition, our retail partners and distributors may pressure us to rescind price increases we have announced or already implemented, whether through a change in list price or increased trade and promotional activity. If we cannot maintain or increase prices for our products or must increase trade and promotional activity, our margins may be adversely affected. For more information on the implementation of our price increases and the effects of supply chain cost increases on our profitability during fiscal year 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. Furthermore, price increases generally result in volume losses, as consumers tend to purchase fewer units at higher price points. If such losses are greater than expected or if we lose distribution due to price increases, our business, financial condition and results of operations may be materially and adversely affected.

Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (“COVID-19”), have in the past and may in the future disrupt our business, including, among other things, consumption and trade patterns, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.

    The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, could negatively affect our operations, liquidity, financial condition and results of operations. The COVID-19 pandemic situation continues to remain dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of our customers and supply chain partners in the future, which ultimately could cause material negative effects on our business and results of operations. For example, the operations of several of our contract manufacturers were affected by the COVID-19 pandemic’s effect on the availability of labor.

    Pandemics, epidemics or disease outbreaks may affect demand for our products because quarantines or other government restrictions on movement may cause erratic consumer purchase behavior. Our business experienced these effects during fiscal year 2022 as described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K Governmental or societal impositions of restrictions on public gatherings, especially if prolonged, may have adverse effects on consumption rates and in-person traffic to retail stores and, in turn, our business. Even the perceived risk of infection or health risk may adversely affect traffic to our store-based retail customers and, in turn, our business, liquidity, financial condition and results of operations, particularly if any mobility restrictions are in place for significant time.

    The spread of pandemics, epidemics or disease outbreaks such as COVID-19 may also disrupt our third-party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, contract manufacturers, distributors, and logistics and transportation services providers. For example, the operations of several of our contract manufacturers were affected by the COVID-19 pandemic’s effect on the availability of labor. Ports and other channels of entry may be closed or operate at only a portion of capacity, as workers may be prohibited or otherwise unable to report to work and means of transporting products within regions or countries may be limited for the same reason. Because of the COVID-19 pandemic, transport restrictions have been put in place and global supply was and may become again in the future constrained, each of which may cause and have caused price increases or shortages of certain ingredients and raw materials used in our products. In addition we may experience disruptions to our operations. Further, our contract manufacturers’ ability to manufacture our products was, and may again in the future be, impaired by disruption to their employee staffing, procurement, manufacturing, or warehousing capabilities because of COVID-19 or similar outbreaks.

    Our results of operations depend on, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Our ability to implement our innovation, advertising, display and promotion activities designed to maintain and increase our sales volumes on a timely basis may be negatively affected because of modifications to retailer shelf reset timing or retailer pullback on in-store display and promotional activities during the COVID-19 pandemic or similar situations. Retailers may also alter their normal inventory receiving and product restocking practices during pandemics, epidemics or disease outbreaks such as COVID-19, which may negatively affect our business.

    Workforce limitations and travel restrictions resulting from pandemics, epidemics or disease outbreaks such as COVID-19 and related government actions may affect many aspects of our business. If a significant percentage of our workforce cannot work or we cannot visit our contract manufacturers’ locations, including because of illness, travel or government restrictions related to pandemics or disease outbreaks, our operations may be negatively affected. In addition, pandemics or disease outbreaks could cause a widespread health crisis that could adversely affect the economies and financial markets of many countries where we offer products, resulting in an economic downturn that could affect customers’ and consumers’ demand for our products.

    Adverse and uncertain economic conditions, such as decreases in per capita income and level of disposable income, increased unemployment or a decline in consumer confidence because of the COVID-19 pandemic or similar situations, could have an adverse effect on distributor, retailer and consumer demand for our products. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns.

    Our consolidated results of operations for the full fiscal year ended August 27, 2022 were affected by ongoing changes in consumer shopping and consumption behavior likely due, in part, to COVID-19 infections, the ongoing shift to work-from-home arrangements and school disruptions as described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. While our Quest brand has outperformed its portion of the nutritious snacking segment, the performance of our Atkins brand, which is part of the weight management portion of the market, has remained slower due to factors that may include the temporary softer interest in weight management for consumers and fewer on-the-go usage occasions.

    We believe these effects on consumer demand and shopping behavior because of the COVID-19 pandemic may continue, including because of new virus variants and the effect these variants have on consumer shopping patterns, until a more consistent return of work outside the home to more normal patterns and our brand benefits of active nutrition and weight management drive more better-for-you snacking and meal replacement usage occasions.

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

    Our business is committed to providing people a more nutritious way to eat. As a result, we compete in the nutritional snacking industry, which is included in the general snack foods industry. The nutritious snacking industry is large and intensely competitive. Competitive factors in the nutritional snacking industry include product quality, taste, brand awareness among consumers, nutritional content, simpler and less processed ingredients, innovation of “on-trend” snacks, variety of snacks offered, grocery aisle placement, access to retailer shelf space, price, advertising and promotion, product packaging and package design. We compete in this market against numerous multinational, regional and local companies principally based on our low-carb, low-sugar and protein-rich nutritional content, product taste and quality, our brand recognition and loyalty, marketing, advertising, price and the ability to satisfy specific consumer dietary needs. An increasing focus on healthy and simpler products in the marketplace will likely increase these competitive pressures within the category in future periods.

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

    Our future success depends, largely, on our ability to implement our growth strategies effectively. However, we may fail to accomplish this. We expect to continue focusing on nutritional snacking and intend to add additional brands to our product portfolio. As a business with more than one brand, we face increased complexities and greater uncertainty regarding consumer trends and demands than as a single-brand business. Our ability to expand successfully our nutritional snacking brands and other growth strategies depends on, among other things, our ability to identify, and successfully cater to, new demographics and consumer trends, develop new and innovative products, identify and acquire additional product lines and businesses, secure shelf space in grocery stores, wholesale clubs and other retailers, increase consumer awareness of our brands, enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products, and compete with numerous other companies and products.

    In addition, regarding our Atkins brand, lifestyle consumers of products may have different preferences and spending habits than the consumers of traditional weight loss products. We may fail in reaching and maintaining the loyalty or purchase frequency rate of new Atkins consumers to the same extent, or at all, as we have with our historical Atkins consumers. We may also not succeed in evolving our advertising and other efforts to appeal to our target consumers for both Atkins and Quest.

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

Changes in consumer preferences, habits, perceptions of certain nutritional snacking products and discretionary spending may negatively affect our brand loyalty, purchase frequency rate and net sales, and materially and adversely affect our business, financial condition and results of operations.

    We focus on products we believe have positive effects on health and compete in a market that relies on innovation and evolving consumer preferences. The packaged food industry in general, and the nutritional snacking industry in particular, is subject to changing consumer trends, demands and preferences and emerging nutrition science is constantly evolving. Products or methods of eating once considered healthy may become disfavored by consumers, scientifically disproven or no longer be perceived as healthy.

    Trends within the food industry change over time and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced consumer demand, shelf or retail space and price reductions, and could materially and adversely affect our business, financial condition and results of operations. Additionally, certain ingredients used in our products may become negatively perceived by consumers, resulting in reformulation of existing products to remove such ingredients, which may negatively affect the taste or other qualities of our products. Factors that may affect consumer perception of healthy products include dietary trends and attention to different nutritional aspects of foods, concerns regarding the health effects of specific ingredients and nutrients, trends away from specific ingredients and processing in products and increasing awareness of the environmental and social effects of product production.

    Consumer perceptions of the nutritional profile of our products and related eating practices may shift, and consumers may no longer perceive products with fewer carbohydrates, higher levels of protein, higher levels of fat and additional fiber as healthy or needed to achieve personal weight management, wellness, or fitness goals. Adverse messaging in the media, including social media, or within certain influencer communities, relating to the marketing of weight management products or programs may adversely affect the overall consumer impression of certain of our products, programs or brands, which may materially and adversely affect our business. Approaches regarding weight management and healthy lifestyles are the subject of numerous studies and publications, often with differentiating views and opinions, some of which may be adverse to us. Conflicting scientific information on what constitutes good nutrition, diet fads or other weight loss trends may also materially and adversely affect our business. Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and other consumer trends and to offer products with marketing messaging that appeal to their needs and preferences on a timely and affordable basis. A change in consumer discretionary spending, due to inflationary pressures, economic downturn or other reasons may also materially and adversely affect our sales, and our business, financial condition and results of operations.

If we do not continually enhance our brand recognition, increase distribution of our products, attract new consumers to our brands and introduce new and innovative products, either on a timely basis or at all, our business may suffer.

    The nutritional snacking industry is subject to rapid and frequent changes in consumer demands. Because consumers are constantly seeking new products and strategies to achieve their healthy eating goals, our success relies heavily on our ability to continue to enhance our brand recognition amongst consumers, develop and market new and innovative products and extensions and effectively inform consumers of these new products. New product sales represent a growing and important portion of our net sales. To respond to new and evolving consumer demands, achieve market acceptance and keep pace with new nutritional, weight management, technological and other developments, we must constantly introduce new and innovative products into the market, some of which may not be accepted by consumers, may be sent to market prematurely or may not be consistent with our quality and taste standards. Accordingly, we may not succeed in timely developing, introducing or marketing any new or enhanced products. If we cannot commercialize new products, our revenue may not grow as expected, which would materially and adversely affect our business, financial condition and results of operations.

Our growth may be limited if we cannot maintain or secure additional shelf or retail space for our products in brick-and-mortar retailers.

    Our results depend on our ability to drive revenue growth, in part, by expanding the distribution channels for our products. Our ability to do so may be limited by an inability to secure new retailers or maintain or add shelf and retail space for our products. Shelf and retail space for nutritional snacks is limited and subject to competitive and other pressures. There can be no assurance that retailers will provide sufficient, or any, shelf space, nor that online retailers will provide online access to, or adequate product visibility on, their platform to enable us to meet our growth objectives.

    Unattractive placement or pricing, including as a result of our recent price increases, may put our products at a disadvantage compared to those of our competitors. Even if we obtain shelf space or preferable shelf placement, our new and existing products may fail to achieve the sales expectations set by our retailers, potentially causing these retailers to remove our products from their shelves. Additionally, an increase in the quantity and quality of private label products in the product categories in which we compete could create more pressure for shelf space and placement for branded products within each such category, which could materially and adversely affect our sales.

If the perception of our brands or organizational reputation are damaged, our consumers, distributors and retailers may react negatively, which could materially and adversely affect our business, financial condition and results of operations.

    We believe we have built our reputation on the efficacy of our nutritional approach, and the high-quality flavor and nutritional content of our food. We must protect and expand on the value of our brands to continue to be successful in the future. Any incident that erodes consumer affinity for our brands or our business operations could significantly reduce our value and damage our business. For example, negative third-party reports regarding the Atkins or Quest nutritional approach or the quality of our food, whether accurate or not, may adversely affect consumer perceptions, which could cause the value of our brands to suffer and adversely affect our business. In addition, if we recall certain products, including frozen foods or licensed products over which we may not have full quality control, the public perception of the quality of our food may be diminished. We may also be adversely affected by news or other negative publicity, regardless of accuracy, regarding other aspects of our business, such as public health concerns, the perception of our environmental stewardship and the effects our business has on the environment, illness, safety, security breaches of confidential consumer or employee information, employee related claims relating to alleged employment discrimination, health care and benefit issues or government or industry findings about our retailers, distributors, manufacturers or others across the industry supply chain.

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

Negative information, including inaccurate information, about us on social media may harm our reputation and brands, which could have a material and adverse effect on our business, financial condition and results of operations.

    There has been a marked increase in using social media platforms and similar channels that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is its effect. Many social media platforms make available the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is potentially limitless. Information about our business and/or products may be circulated on such platforms at any time. Negative views regarding our products and the efficacy of the Atkins or Quest eating approaches have been posted on various social media platforms, may continue to be posted in the future, and are out of our control. Regardless of their accuracy or authenticity, such information and views may be adverse to our interests and may harm our reputation and brands. The harm may be immediate without affording an opportunity for redress or correction. Ultimately, the risks associated with any such negative publicity cannot be eliminated or completely mitigated and may materially and adversely affect our business, financial condition and results of operations.

We must appropriately allocate resources to maintain consumer awareness of our brands, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve, and our programs may or may not be successful.

    To remain competitive and expand and keep shelf placement for our products, we may need to increase our marketing and advertising spending to maintain and increase consumer awareness, protect and grow our existing market share or promote new products, which could affect our operating results. Substantial advertising and promotional expenditures may be required to maintain or improve the market position of our brands or to introduce new products to the market. We along with participants in our industry are increasingly engaging with non-traditional and evolving media channels, including consumer outreach through social media and web-based communications, which may not prove successful. An increase in our marketing and advertising efforts may not maintain our current reputation or lead to increased awareness for our brands. Moreover, we may not maintain current awareness of our brands due to any potential fragmentation of our marketing efforts as we continue to focus primarily on a low-carb, low-sugar and protein-rich nutritional approach for everyday snacking consumers. In addition, as media becomes increasingly fragmented, with consumers viewing media more and more through a variety of different platforms, channels and devices such as mobile devices and online streaming and less from traditional broadcast and cable television outlets, our costs to reach a comparable number of target consumers for our advertising activities has increased.

    We also consistently evaluate our product lines to determine whether to discontinue certain products. Discontinuing products may increase our profitability but could reduce our sales and cause consumers to shop other brands. The discontinuation of product lines may have an adverse effect on our business, financial condition and results of operations.

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

    We negotiate the prices for large quantities of core ingredients, such as soy, nuts, dairy, protein, fiber and cocoa, and packaging materials. Several ingredients are manufactured outside of the United States. Costs of ingredients and packaging are volatile and can fluctuate due to conditions difficult to predict, including global competition for resources, fluctuations in currency and exchange rates, weather conditions, the effects of climate change, natural or man-made disasters, consumer demand, geopolitical events, and changes in governmental trade and agricultural programs and environmental regulation. Volatility in the prices of the core ingredients and other supplies we purchase increased significantly in fiscal year 2022 and are expected to remain elevated during fiscal year 2023. As a result, our cost of goods sold increased, and our profitability was reduced.

    We do not use hedges for availability of any core ingredients. Any material upward movement in core ingredient pricing could negatively affect our margins if we cannot find efficiencies or pass these costs on to our consumers, or our sales if we are forced to increase our prices. If we are unsuccessful in managing our ingredient and packaging costs, if we cannot increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will materially and adversely affect our business, financial condition and results of operations. For more information on the effects of supply chain cost increases results of operations during fiscal year 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

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

    A substantial majority of our sales are generated from a limited number of retailers. Sales to our largest retailer, Walmart, represented approximately 31% of consolidated sales in fiscal year 2022, of which approximately 23% is through their mass retail channel and approximately 8% is through their Sam’s club and e-commerce channels. Sales to our next two largest retailers, Amazon and Target, represented approximately 13% and 10% of consolidated sales in fiscal year 2022, respectively. Although the composition of our significant retailers may vary from period-to-period, we expect that most of our net sales will continue to come from a relatively small number of retailers for the foreseeable future. These retailers may take actions that affect us for reasons we cannot anticipate or control, such as their financial condition, changes in their business strategy or operations, including their inability to meet their labor or other human capital needs, the perceived quality of their products and introducing competing products. There can be no assurance that Walmart, Amazon, Target or our other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing.

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

    For our U.S. operations, we utilize distribution centers in Greenfield, Indiana. A substantial portion of our inventory is shipped directly to our retailers from these centers by a third-party logistics provider. Most of our other customers pick-up their orders at our distribution centers and make their own arrangements for delivery to their fulfillment network. A small percentage of our customers are shipped certain products directly from a co-manufacturing location. We rely significantly on the orderly operation of our distribution centers and logistics providers. If complications arise, a particular facility is damaged or destroyed or if either our third-party logistics partners or our customers who transport their own orders to their fulfillment network are not able to meet their labor or other human capital needs for delivery drivers or other warehouse personnel, our ability to deliver inventory timely will be significantly impaired, which could materially and adversely affect our business as a result of lost consumer purchases at retail thereby negatively affecting our results of operations.

    We rely on a single-sourced logistics provider for distribution and product shipments in the United States from our distribution centers. Our utilization of delivery services for shipments is subject to risks that may affect the ability to provide delivery services that adequately meet our shipping needs including increases in fuel prices, labor shortages, employee strikes and inclement weather. Occasionally, we may change third-party logistics providers and we could face logistical difficulties that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change and fail to obtain terms as favorable as those we currently receive.

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

Shortages or interruptions in the supply or delivery of our core ingredients, packaging, products or equipment we purchase could materially and adversely affect our operating results as we rely on a limited number of third-party suppliers to supply our core ingredients and packaging and a limited number of contract manufacturers to manufacture our products.

    The core ingredients used in manufacturing our products include soy, nuts, dairy, protein, fiber and cocoa. We rely on a limited number of third-party suppliers to provide these core ingredients, a portion of which are international companies. There may be a limited market supply of any of these core ingredients. Any disruption in supply could materially and adversely affect our business, particularly our profitability and margins. Events that adversely affect our suppliers could impair our ability to obtain core ingredient inventories in the quantities desired. Such events include problems with our suppliers’ businesses, finances, labor relations, sustainability concerns, evolving applicable environmental regulations, ability to import core ingredients, delays in imported core ingredients being processed through local customs, costs, production, insurance, reputation and weather conditions during growing, harvesting or shipping, including flood, drought, frost and earthquakes, man-made disasters or other catastrophic occurrences, and geopolitical events such as the conflict between Ukraine and Russia.

    Our financial performance depends largely on our ability to purchase core ingredients and packaging in sufficient quantities at competitive prices. We may not have continued supply, pricing or exclusive access to core ingredients and packaging from these sources. Any of our suppliers could discontinue or seek to alter their relationships with us. We may be adversely affected by increased demand for our specific core ingredients, a reduction in overall supply of required core ingredients, suppliers raising their prices, and increases in the cost of packaging and distributing core ingredients. Additionally, we may be adversely affected if suppliers stop selling to us or enter into arrangements that impair their abilities to provide us with core ingredients and packaging.

    We rely on a limited number of contract manufacturers to manufacture our products. If any of these manufacturers:

•experience adverse effects on their businesses, including an inability to fulfill their labor or other human capital needs;
•cannot continue manufacturing our products at required levels, on a timely basis, or at all; or
•choose to cancel or not renew our contract with them to manufacture our products;

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

    We rely in large part on our third-party contract manufacturers to maintain the quality of our products. The failure or inability of contract manufacturers to comply with the specifications and requirements of our products could cause product recalls, which could materially and adversely affect our reputation and subject us to significant liability should the consumption of any of our products cause or be claimed to cause illness or injury. Our products implicate risks such as product contamination, spoilage, product tampering, other adulteration, mislabeling and misbranding. We also license certain products that contain our brands and logos, but which are produced and distributed exclusively by third parties of whom we have limited control. In addition, we do not own our warehouse facilities, but they are managed for us by a third party.

    Under certain circumstances, we may be required to, or may voluntarily, recall or withdraw products. For example, in 2016, as part of a larger national recall by several other food companies, we incurred losses, including recalled product because of potential contamination from an ingredient supplied to one of our third-party manufacturers at their manufacturing center. While the contamination did not result in any consumer illness, and we were indemnified for a substantial portion of our direct product loss, the recall may have damaged the reputation for the brand. A widespread recall or withdrawal of any of ours or licensed products may negatively and significantly affect our sales and profitability and could cause significant losses depending on the costs of the recall, destruction of product inventory, reduction in product availability, and reaction of competitors and consumers.

    We may be subject to claims or lawsuits, including class actions lawsuits (which could significantly increase any adverse settlements or rulings) or judgments, resulting in liability for actual or claimed injuries, illness or death. Any of these events could materially and adversely affect our business, financial condition and results of operations. Whether or not a product liability claim or lawsuit is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential consumers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution we may have against others. We maintain product liability insurance in an amount we believe to be adequate. However, we may incur claims or liabilities for which we are not insured or that exceed our insurance coverage. A product liability judgment against us or a product recall could materially and adversely affect our business, financial condition and results of operations.

Severe weather conditions, natural disasters such as fires, floods, droughts, hurricanes, earthquakes and tornadoes, government regulation related to climate change, and the effects of climate change and geopolitical events can affect crop supplies, and supply chain infrastructure, and negatively affect the operating results of our business.

    Severe weather conditions and natural disasters, such as fires, floods, droughts, frosts, hurricanes, earthquakes, tornadoes, insect infestations and plant disease, and geopolitical events may affect the supply of core ingredients and packaging used to make and protect food products or may prevent the manufacturing or distribution of food products by third parties. In addition, a number of these weather conditions could become even more severe over time as a result of the effects of climate change. Competing manufacturers might be affected differently by weather conditions, natural disasters, and geopolitical events depending on the location of their sources of supplies and manufacturing or distribution facilities. If supplies of core ingredients and packaging available to us are reduced, we may not be able to find enough supplemental supply sources on favorable terms, which could materially and adversely affect our business, financial condition and results of operations. In addition, because we rely on few contract manufacturers for a majority of our manufacturing needs and because our distribution warehouses are all in a similar geographic location, adverse weather conditions could affect the ability for those third-party operators to manufacture, store or move our products.

We intend to grow through mergers and acquisitions or joint ventures, and we may not successfully integrate, operate or realize the anticipated benefits of such business combinations.

    As part of our strategic initiatives, we intend to pursue mergers and acquisitions or joint ventures. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing products and identifying and acquiring brands in new categories and new geographies to expand our platform of nutritional snacks and potentially other food products. Although we regularly evaluate multiple acquisition candidates, we cannot be certain that we can successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on favorable terms, or integrate acquisitions we complete.

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

Our insurance policies may not provide adequate levels of coverage against claims.

    We believe that we maintain insurance policies customary for businesses of our size and type. However, there are losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Such losses could have a material adverse effect on our business, financial condition and results of operations.

Loss of our key executive officers or other personnel, or an inability to attract and retain such management and other personnel, could negatively affect our business.

    Our future success depends to a significant degree on the skills, experience and efforts of our key executive officers and the strength of our talent positions throughout the organization. The sudden loss of key personnel or our failure to appropriately plan for any expected key executive succession, including for our president and chief executive officer whose employment agreement expires in July 2023, could materially and adversely affect our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. Additionally, we also depend on our ability to attract and retain qualified personnel to operate and expand our business. If we fail to attract talented new employees, our business and results of operations could be negatively affected.

We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business.

    Our ability to compete effectively depends in part upon protection of our rights in trademarks, trade dress, copyrights and other intellectual property rights we own or license. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. We may not be able to preclude third parties from using our intellectual property regarding food or beverage products and may not be able to leverage our branding beyond our current product offerings. In addition, our trademark or other intellectual property applications may not always be granted. Third parties may oppose our intellectual property applications, or otherwise challenge our use of trademarks or other intellectual property. Third parties may infringe, misappropriate, or otherwise violate our intellectual property. Changes in applicable laws could lessen or remove the current legal protections available for intellectual property. Any legal action we may bring to protect our brand and other intellectual property could be unsuccessful, result in substantial costs and could divert management’s attention from other business concerns. A successful claim of trademark, copyright or other intellectual property infringement, misappropriation, or other violation against us could prevent us from providing our products or services or could require us to redesign or rebrand our products or packaging if we cannot license such third-party intellectual property on reasonable terms. Certain of our intellectual property licenses have fixed terms, and even for those that do not, we cannot guarantee all our intellectual property licenses will remain in effect indefinitely. Termination or breaches of intellectual property licenses granted by or to us could cause the loss of profits generated under such licenses. Any of the foregoing outcomes could materially and adversely harm our business, financial condition or results of our operations.

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

    Our products must comply with various rules and regulations, including those regarding product manufacturing, food safety, required testing and appropriate labeling of our products. The FDA has not defined nutrient content claims regarding low-carbohydrates, but has not objected to using net carbohydrate information on food labels if the label adequately explains how the term is used so it would not be false or misleading to consumers. The FDA requires all carbohydrates per serving to be listed on the Nutrition Facts Panel (“NFP”) of a package. Besides the information on the NFP, we use the term “net carbohydrate” (or “net carbs”) on our existing product packaging to assist consumers in tracking the carbohydrates in that serving of food that effect their blood sugar (glucose) levels. We determine the number of net carbs in a serving by subtracting fiber, and sugar alcohols if any, from the total carbohydrates listed on the NFP. It is possible that FDA regulations and/or their interpretations may materially change related to, for example, definitions of certain of our core ingredients, such as fiber, labeling requirements for describing other ingredients or nutrients, such as sugar alcohols or protein, or disclosures of any ingredient labeled as genetically modified (“GMO”). As such, there is a risk that our products could become non-compliant with the FDA’s regulations, and any such non-compliance could harm our business.

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

    Our advertising is subject to regulation by the FTC under the Federal Trade Commission Act, which prohibits dissemination of false or misleading advertising. In addition, the National Advertising Division of the Council of Better Business Bureaus, Inc., which we refer to as NAD, administers a self-regulatory program of the advertising industry to ensure truth and accuracy in national advertising. NAD both monitors national advertising and entertains inquiries and challenges from competing companies and consumers. Should our advertising be determined to be false or misleading, we may have to pay damages, revise or withdraw our campaign and possibly face fines or sanctions, which could have a material adverse effect on our sales and operating results.

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
•regulatory requirements from any required disclosures related to climate change; and
•farming and environmental laws.

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

    Occasionally, we may defend against various claims and litigation. We evaluate these claims and litigation, assess the likelihood of unfavorable outcomes, and estimate, if possible, potential losses when appropriate. We may establish reserves, as appropriate based on the information available to management at the time. These assessments and estimates involve a significant amount of management judgment and may differ materially from actual outcomes.

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

    As of August 27, 2022, we had approximately $406.5 million in outstanding term loan indebtedness and a revolving credit facility with availability of up to $75 million with no amounts drawn on that revolving credit facility. Our current and future debt level and the terms of our debt arrangements could materially and adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the credit facilities governing our indebtedness, we have granted the lenders a security interest in substantially all of our assets, including the assets of our subsidiaries and an affiliate.

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

Changes in interest rates may adversely affect our earnings and cash flows.

    Our indebtedness under our revolving credit facility bears interest at variable interest rates that use the Secured Overnight Financing Rate (“SOFR”) as a benchmark rate. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with the London Inter-Bank Offered Rate (“LIBOR”) under the previous methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it is a rate that does not take into account bank credit risk, as was the case with LIBOR. SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Because of these and other differences, there is no assurance that SOFR will perform in the same way as LIBOR would have performed at any time, and there is no guarantee that it is a comparable substitute for LIBOR. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question

    At this time, it is not possible to predict the effect of any establishment of alternative reference rates or any other reforms that may be enacted in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates, including SOFR, or other reforms may adversely affect the trading market for LIBOR- or SOFR-based securities, including ours. As a result, our interest expense may increase, our ability to refinance some or all of our existing indebtedness may be affected, and our available cash flow may be adversely affected.

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

We have incurred and will continue to incur significant costs because of operating as a public company, and our management has been and will continue to be required to devote substantial time to compliance efforts.

    We have incurred and expect to continue to incur significant legal, accounting, insurance and other expenses because of being a public company. The Dodd-Frank Wall Street Reform and Customer Protection Act (the “Dodd-Frank Act”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and related rules implemented by the SEC, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. Compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”), has and will continue to substantially increase expense, including our legal and accounting costs, and make some activities more time-consuming and costly. We may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals, which could adversely affect our business if our internal infrastructure is inadequate to fulfill our public company obligations. These laws, rules and regulations could also make it more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers.

    In addition, more investors and other market professionals are expecting more detailed environmental, social and governance or ESG reporting from public companies of our size that are currently produced by public companies with human and financial resources that are greater than ours. Furthermore, the SEC has proposed rule changes that would require registrants to include certain climate-related disclosures, including greenhouse gas emission data with third-party attestation and climate-related financial statement metrics in a note to their audited financial statements. These SEC proposals related to the enhancement and standardization of climate-related disclosures may require us to change our accounting policies, to alter our operational policies and to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or to restate our published financial statements. Such changes may have an adverse effect on our business, financial position and operating results, or cause an adverse deviation from our revenue and operating profit targets, which may negatively affect our financial results.

    As a result, we expect to incur additional expenses to meet these reporting expectations as well as any climate related reporting mandated in the future by government regulations.

If we cannot implement appropriate systems, procedures and controls, we may not be able to successfully procure, offer or ship our products, grow our business and account for transactions in an appropriate and timely manner.

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

    On April 12, 2021, the staff of the SEC issued a staff statement (the “SEC Statement”) on the accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). Specifically, the SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder. Following consideration of the guidance in the SEC Statement, we concluded that our warrants issued through private placement (the “Private Warrants”) should be classified as a liability and measured at fair value, with changes in fair value each period reported in earnings. As a result, on May 13, 2021, management and the audit committee of our board of directors determined that our previously issued fiscal quarterly and year-to-date unaudited consolidated financial statements for November 28, 2020 and February 27, 2021 included and our audited consolidated financial statements for the fiscal years ending August 29, 2020, August 31, 2019 and August 25, 2018 should no longer be relied upon and would need to be restated. As part of the restatement process, we identified a material weakness in our internal control over financial reporting related to the determination of the appropriate accounting and classification of our Private Warrants. This material weakness was fully remediated with the filing of restated financial statements with the SEC for the required affected periods.

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

    In connection with the restatement, we identified a material weakness in our internal controls over financial reporting related to the determination of the appropriate accounting and classification of our Private Warrants. As a result of that material weakness, the restatement, the change in accounting for our Private Warrants, and other matters raised or that may in the future be raised by the SEC, we incurred increased accounting and legal costs and may become subject to additional risks and uncertainties, including, among others, the increased possibility of legal proceedings or a review by the SEC and other regulatory bodies. The costs of defending against such legal proceedings or administrative actions could be significant. In addition, we could face monetary judgments, penalties or other sanctions that could have a material adverse effect on our business, results of operations and financial condition and could have an adverse effect on the market price of our common stock. This material weakness was fully remediated with the filing of restated financial statements with the SEC for the required affected periods.

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

Risks Related to our Common Stock

Our stock price may be volatile.

    Our common stock is traded on the Nasdaq Capital Market (“Nasdaq”). The market price of our common stock has fluctuated in the past and could fluctuate substantially in the future, based on a variety of factors, including future announcements covering us or our key customers or competitors, government regulations, litigation, changes in earnings estimates by analysts, fluctuations in quarterly operating results or general conditions in our industry and may be exacerbated by historical limited trading volume in our common stock. Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. Those fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.

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

    Adverse and uncertain economic conditions, such as those caused by the inflationary environment experienced in fiscal year 2022 that is expected to continue in fiscal year 2023, geopolitical events and COVID-19, have, in the past affected, and, in the future, may affect distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, retailers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns and periods of high inflation, making it more difficult to sell our premium products. Due to the relative costs of our products, during economic downturns and periods of high inflation, it may be more difficult to convince consumers to switch to or continue to use our brands or convince new users to choose our brands without expensive sampling programs and price promotions. In addition, consumers may choose to purchase private-label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in their ordering in response to these conditions and seek to reduce their inventories. Our results of operations depend on, among other things, our ability to maintain and increase sales volume with our existing distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

Our international operations expose us to regulatory, economic, political and social risks in the countries in which we operate.

    The international nature of our operations involves several risks, including changes in U.S. and foreign regulations, tariffs, taxes and exchange controls, economic downturns, inflation and political and social instability in the countries in which we operate and our dependence on foreign personnel. Moreover, although our products in our foreign operations typically mirror those in the United States, consumers outside the United States may have different tastes, preferences, nutritional approaches and perceptions of our brands and business operations than U.S. consumers. Our international business is small compared to our U.S. business, and as a result, our operations are more spread out which can add to our costs and limit our ability to react effectively and timely to adverse events. We cannot be certain that we can enter and successfully compete in additional foreign markets or that we can continue to compete in the foreign markets in which we currently operate.

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

Item 1B. Unresolved Staff Comments.

    None.

Item 2. Properties.

    Our corporate headquarters is located at 1225 17th Street, Suite 1000, Denver, CO 80202. We lease this property, which occupies approximately 27,600 square feet. In addition, we lease or otherwise have rights to use office space and storage space in El Segundo, California, Broomfield, Colorado, Bentonville metro-area, Arkansas, and Naples, Florida. We also lease two distribution centers in Greenfield, Indiana. We utilize over 1.29 million square feet of floor space among our distribution centers.

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

    As of October 17, 2022, there were 98,993,701 shares outstanding and 20 record holders of our common stock.

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

Issuer Purchases of Equity Securities

			Total Number of Shares Purchased	Maximum Dollar Value of Shares
	Total Number of	Average Price	as Part of Publicly Announced	That May Yet Be Purchased Under
Period	Shares Purchased	Paid Per Share	Plans or Programs(1)	the Plans or Programs(1)
May 29, 2022 - June 25, 2022	58,638	$36.80	58,638	$67,191,259
June 26, 2022 - July 23, 2022	165,000	34.89	165,000	61,434,744
July 24, 2022 - August 27, 2022	707,140	33.15	707,140	37,995,160
Total	930,778	$33.69	930,778	$37,995,160
(1) We adopted a $50.0 million stock repurchase program on November 13, 2018. On April 13, 2022, we announced that our Board of Directors had approved the addition of $50.0 million to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $100.0 million. As of August 27, 2022, approximately $38.0 million remained available under the stock repurchase program. Under the stock repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate us to acquire any specific number of shares or acquire shares over any specific period of time. We may suspend or discontinue the stock repurchase program at any time, and the stock repurchase program does not have an expiration date.

Performance Graph

    The following stock performance graph compares the cumulative total stockholder return over the last five fiscal years for (i) the Company’s common stock, (ii) the Standard & Poor’s 500 Index, and (iii) the Standard & Poor’s 500 Packaged Foods & Meats Index. The graph assumes the value of the investment in our common stock and each index was $100.00 on August 26, 2017 and assumes reinvestment of any dividends.

    The stock price performance below is not necessarily indicative of future stock price performance.

$300.00
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
August 26, 2017
August 25, 2018
August 31, 2019
August 29, 2020
August 28, 2021
August 27, 2022
The Simply Good Foods Company
S&P 500 Index
S&P 500 Packaged Foods & Meats Index

	Annual Return Percentage
	Fiscal Years Ending
Company Name / Index	August 26, 2017	August 25, 2018	August 31, 2019	August 29, 2020	August 28, 2021	August 27, 2022
The Simply Good Foods Company	$100.00	$151.35	$249.41	$213.72	$297.56	$265.24
S&P 500 Index	$100.00	$117.67	$119.79	$143.59	$184.58	$166.09
S&P 500 Packaged Foods & Meats Index	$100.00	$94.82	$101.93	$110.35	$110.06	$122.48

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

    Our fiscal year ends the last Saturday in August. Our fiscal years 2022, 2021, and 2020 ended August 27, 2022, August 28, 2021, and August 29, 2020 , respectively, and were each fifty-two week periods. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three week fiscal periods for the which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Saturday of each quarter (fourteenth Saturday of the fourth quarter, when applicable). Our fiscal quarters for fiscal 2022 ended on November 27, 2021, February 26, 2022, May 28, 2022 and August 27, 2022.

    Unless the context requires otherwise in this Report, the terms “we,” “us,” “our,” the “Company” and “Simply Good Foods” refer to The Simply Good Foods Company and its subsidiaries.

Overview

    The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements, and other product offerings. The product portfolio we develop, market and sell consists primarily of protein bars, ready-to-drink (“RTD”) shakes, sweet and salty snacks and confectionery products marketed under the Atkins®, Atkins Endulge®, Quest® and Quest HeroTM brand names. We believe Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities in the nutritional snacking space.

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

Business Trends

    Our consolidated results of operations for the fiscal year ended August 27, 2022 improved from the end of fiscal year 2021, driven in part by the increasing normalization of consumer mobility and shopper traffic patterns in brick-and-mortar retailers versus prior periods that were more severely pressured by COVID-19 mitigation strategies, including movement restrictions and closures of or reduced access to customer establishments. We expect our business performance during fiscal year 2023 will continue to be affected by the dynamic macroeconomic inflationary environment in the United States and elsewhere, elevated levels of supply chain cost inflation, and the level of consumer mobility, which includes the rate at which consumers return to working outside the home.

    Overall consumer spending, particularly in the United States, continued to recover from the effects of the COVID-19 pandemic, which resulted in well documented industry-wide supply chain disruptions across the United States and globally during fiscal year 2022. As a result, during the fifty-two weeks ended August 27, 2022, we experienced corresponding unfavorable effects of higher raw material costs, higher freight and logistics costs, and supply chain challenges, including supply chain disruptions resulting from labor shortages and disruptions in ingredients. We expect these cost pressures and supply chain challenges to continue into fiscal year 2023. We have also continued to see contract manufacturer and logistics challenges, largely related to availability of labor, which we believe along with the ingredient shortages discussed above have contributed to lower retail and e-commerce sales of our products due to periodic out-of-stock situations, delayed recognition of sales and higher than historical inventory levels at times. We could experience additional lost sale opportunities at our retail and e-commerce customers if our products are not available for purchase because of continued or expanded disruptions in our supply chain relating to an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our contract manufacturers, or if our customers experience delays in stocking our products.

    We have actively engaged with our retail customers, contract manufacturers, and logistics and transportation providers, to meet demand for our products and to remain informed of any challenges within our business operations. We have also instituted price increases effective in the first and fourth quarters of fiscal year 2022. Management believes these price increases and additional cost savings initiatives will enable us to continue to invest in projects that drive growth.

    The improvement in consumer mobility and shopper traffic patterns experienced during fiscal year 2022 has been variable, and there continues to be uncertainty related to the sustainability and longevity of these trends. The ultimate effect COVID-19, supply chain challenges, cost pressures discussed above, and the overall effects of the current high inflation environment on consumer purchasing patterns could have on our business continues to be not fully known. Additionally, management is continuing to monitor the conflict in Ukraine, especially regarding the availability and cost of raw materials that are produced in this region and Europe in general. Management is also monitoring for signs of any expansion of economic or supply chain disruptions or broader supply chain inflationary costs resulting either directly or indirectly from the crisis in Eastern Europe. Factors contributing to the uncertainty described above, among other things, include (i) continued supply chain disruptions, including disruptions resulting from labor shortages and other cost pressures, (ii) changes to customer operations, (iii) a reversal in improving consumer purchasing and consumption behavior, and (iv) unforeseen business disruptions or other effects due to current global geopolitical tensions, including relating directly or indirectly to the Ukraine crisis.

    Based on information available to us as of the date of this Report, we believe we will be able to deliver products at acceptable levels to fulfill customer orders on a timely basis; therefore, we expect our products will continue to be available for purchase to meet consumer meal replacement and snacking needs for the foreseeable future. We continue to monitor customer and consumer demand along with our supply chain and logistics capabilities and intend to adapt our plans as needed to continue to drive our business and meet our obligations

    Please also see the information under Item 1A. “Risk Factors” for additional information regarding the risks of pandemics, such as COVID-19, higher raw material, freight, and logistics costs, and supply chain challenges.

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

    We substantially completed our restructuring activities during fiscal year 2022. Since the announcement of the restructuring activities in May 2020, we incurred aggregate restructuring and restructuring-related costs of $9.9 million. As of August 27, 2022, there was no outstanding restructuring liability.

    For the fifty-two weeks ended August 27, 2022, August 28, 2021, and August 29, 2020, we incurred a total of $0.1 million, $4.3 million, and $5.5 million in restructuring and restructuring-related costs, respectively, which have been included within General and administrative on the Consolidated Statements of Income and Comprehensive Income. Refer to Note 16, Restructuring and Related Charges, of our Consolidated Financial Statements included in this Report for additional information regarding restructuring activities.

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

Quest Acquisition

    In November 2019, we completed the acquisition of Quest, a healthy lifestyle food company, for a cash purchase price of approximately $1.0 billion (subject to customary adjustments). For more information, please see “Liquidity and Capital Resources—Quest Acquisition.”

Our Reportable Segment

    During the fifty-two weeks ended August 27, 2022, we substantially completed our efforts to fully integrate our operations and organization structure after the Quest Acquisition. We aligned the nature of our production processes and the methods used to distribute products to customers for the Atkins® and Quest® brands. We also designed our organizational structure to support entity-wide business functions across brands, products, customers, and geographic regions. Additionally, our chief operating decision maker reviews operating results and forecasts at the consolidated level. As a result, we determined our operations are organized into one, consolidated operating segment and reportable segment. Previously, during the fifty-two weeks ended August 28, 2021 and August 29, 2020, we had two operating segments, Atkins and Quest, which were aggregated into one reporting segment due to similar financial, economic and operating characteristics.

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

Results of Operations

    During the fifty-two weeks ended August 27, 2022, our net sales increased $163.1 million, or 16.2%, and our gross profit increased $35.8 million, or 8.7%, compared to the fifty-two weeks ended August 28, 2021. Net sales for the fifty-two weeks ended August 27, 2022 were positively affected by the price increases effective in the first and fourth quarters of fiscal year 2022, and both the Atkins® and Quest® brands experienced sales and earnings growth driven by increased retail and e-commerce sales volume. However, unfavorable effects of higher raw material costs, freight, and logistics costs and supply chain challenges in the fifty-two weeks ended August 27, 2022 resulted in decreased gross profit margin as compared to the fifty-two weeks ended August 28, 2021. As previously discussed above in “Business Trends,” we expect these cost pressures and supply chain challenges to continue into fiscal year 2023.

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

    A discussion regarding our financial condition and results of operations for the fifty-two weeks ended August 27, 2022 compared to the fifty-two weeks ended August 28, 2021 is presented below. A discussion regarding our financial condition and results of operations for the fifty-two weeks ended August 28, 2021 compared to the fifty-two weeks ended August 29, 2020 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended August 28, 2021, filed with the SEC on October 26, 2021.

Comparison of Results for the Fifty-Two Weeks Ended August 27, 2022 and the Fifty-Two Weeks Ended August 28, 2021

    The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	52-Weeks Ended	% of Net Sales	52-Weeks Ended	% of Net Sales
(In thousands)	August 27, 2022		August 28, 2021
Net sales	$1,168,678	100.0%	$1,005,613	100.0%
Cost of goods sold	723,117	61.9%	595,847	59.3%
Gross profit	445,561	38.1%	409,766	40.7%

Operating expenses:
Selling and marketing	121,685	10.4%	112,928	11.2%
General and administrative	103,832	8.9%	106,181	10.6%
Depreciation and amortization	17,285	1.5%	16,982	1.7%
Total operating expenses	242,802	20.8%	236,091	23.5%

Income from operations	202,759	17.3%	173,675	17.3%

Other income (expense):
Interest income	15	—%	84	—%
Interest expense	(21,881)	(1.9)%	(31,557)	(3.1)%
Loss in fair value change of warrant liability	(30,062)	(2.6)%	(66,197)	(6.6)%
Gain on legal settlement	—	—%	5,000	0.5%
Gain (loss) on foreign currency transactions	191	—%	(5)	—%
Other expense	(453)	—%	(140)	—%
Total other expense	(52,190)	(4.5)%	(92,815)	(9.2)%

Income before income taxes	150,569	12.9%	80,860	8.0%
Income tax expense	41,995	3.6%	39,980	4.0%
Net income	$108,574	9.3%	$40,880	4.1%

Other financial data:
Adjusted EBITDA (1)	$234,043	20.0%	$207,273	20.6%
(1)    Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales of $1,168.7 million represented an increase of $163.1 million, or 16.2%, for the fifty-two weeks ended August 27, 2022 compared to the fifty-two weeks ended August 28, 2021. The increase was primarily attributable to retail and e-commerce sales volume growth for both the Atkins® and Quest® brands, which increased our North America net sales by 18.1% in the fifty-two weeks ended August 27, 2022 compared to the fifty-two weeks ended August 28, 2021. Additionally, we instituted price increases effective in the first and fourth quarters of fiscal year 2022. The increase in net sales was partially offset by a 23.8% decline in our international business due to the decision to wind down our European business. The European exit represented a 1.2% headwind to total net sales growth.

    Cost of goods sold. Cost of goods sold increased $127.3 million, or 21.4%, for the fifty-two weeks ended August 27, 2022 compared to the fifty-two weeks ended August 28, 2021. The cost of goods sold increase was driven by sales volume growth for both the Atkins® and Quest® brands, as discussed above. Additionally, our cost of goods sold for the fifty-two weeks ended August 27, 2022 was unfavorably affected by higher raw material, freight, and logistics costs and supply chain challenges. As previously discussed above in “Business Trends,” we expect these cost pressures and supply chain challenges to continue into fiscal year 2023.

    Gross profit. Gross profit increased $35.8 million, or 8.7%, for the fifty-two weeks ended August 27, 2022 compared to the fifty-two weeks ended August 28, 2021, which was primarily driven by the sales volume growth for both the Quest® and Atkins® brands as discussed above. Gross profit of $445.6 million, or 38.1% of net sales, for the fifty-two weeks ended August 27, 2022 decreased 260 basis points from 40.7% of net sales for the fifty-two weeks ended August 28, 2021. The decrease in gross profit margin was primarily the result of the unfavorable effects of higher raw material, freight, and logistics costs and supply chain challenges in the fifty-two weeks ended August 27, 2022 as previously discussed. The decrease in gross profit margin was partially offset by the favorable effects of the price increases which became effective in the first and fourth quarters of fiscal year 2022.

    Operating expenses. Operating expenses increased $6.7 million, or 2.8%, for the fifty-two weeks ended August 27, 2022 compared to the fifty-two weeks ended August 28, 2021 due to the following:

•Selling and marketing. Selling and marketing expenses increased $8.8 million, or 7.8%, for the fifty-two weeks ended August 27, 2022 compared to the fifty-two weeks ended August 28, 2021, primarily related to additional brand building initiatives for both Atkins® and Quest®.
•General and administrative. General and administrative expenses decreased $2.3 million, or 2.2%, for the fifty-two weeks ended August 27, 2022 compared to the fifty-two weeks ended August 28, 2021. The decrease was primarily attributable to reductions in costs related to business integration activities of $2.5 million, restructuring charges of $4.2 million, and incentive compensation in the fifty-two weeks ended August 27, 2022 compared to the fifty-two weeks ended August 28, 2021. These decreases were partially offset by an increase in stock-based compensation of $3.4 million and increased corporate expenses in the fifty-two weeks ended August 27, 2022 compared to the fifty-two weeks ended August 28, 2021.
•Depreciation and amortization. Depreciation and amortization expenses increased $0.3 million, or 1.8%, for the fifty-two weeks ended August 27, 2022 compared to the fifty-two weeks ended August 28, 2021, primarily due to increased depreciation expense related to the $5.2 million of purchases of property and equipment during the fifty-two weeks ended August 27, 2022.

    Interest income. Interest income was immaterial for the fifty-two weeks ended August 27, 2022 compared to interest income of $0.1 million for the fifty-two weeks ended August 28, 2021.

    Interest expense. Interest expense decreased $9.7 million for the fifty-two weeks ended August 27, 2022 compared to the fifty-two weeks ended August 28, 2021 primarily due to principal payments reducing the outstanding balance of the Term Facility (as defined below) to $406.5 million as of August 27, 2022 from $456.5 million as of August 28, 2021. Additionally, interest expense related to the amortization of deferred financing costs and debt discount decreased $2.1 million for the fifty-two weeks ended August 27, 2022 compared to the fifty-two weeks ended August 28, 2021.

    Loss in fair value change of warrant liability. During the fifty-two weeks ended August 27, 2022 and August 28, 2021, we recorded a non-cash loss of $30.1 million and $66.2 million, respectively, related to changes in valuation of our liability-classified warrants issued through a private placement (“Private Warrants”), which was primarily driven by movements in our stock price. On January 7, 2022, the Private Warrants were fully exercised on a cashless basis, resulting in a net issuance of 4,830,761 shares of our common stock. As a result, there were no outstanding liability-classified Private Warrants as of August 27, 2022.

    Gain on legal settlement. We recorded a $5.0 million gain on a legal settlement during the fifty-two weeks ended August 28, 2021.

    Gain (loss) on foreign currency transactions. Foreign currency transactions resulted in a $0.2 million gain and an immaterial loss for the fifty-two weeks ended August 27, 2022 and August 28, 2021, respectively. During the fifty-two weeks ended August 27, 2022, we recognized a foreign currency translation gain of $1.1 million related to the liquidation of a foreign subsidiary. The remaining variance is attributable to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense increased $2.0 million for the fifty-two weeks ended August 27, 2022 compared to the fifty-two weeks ended August 28, 2021. The increase in our income tax expense is primarily driven by higher income from operations.

    Net income. Net income was $108.6 million for the fifty-two weeks ended August 27, 2022, an increase of $67.7 million, compared to net income of $40.9 million for the fifty-two weeks ended August 28, 2021. The increase in net income was primarily related to the $29.1 million increase in income from operations driven by the Atkins® and Quest® brand sales volume growth as discussed above, the $36.1 million decrease in the non-cash loss in fair value change of our Private Warrant liability, and the $9.7 million decrease in interest expense in the fifty-two weeks ended August 27, 2022 compared to the fifty-two weeks ended August 28, 2021. These increases were partially offset by the $2.0 million increase in income tax expense in the fifty-two weeks ended August 27, 2022 compared to the fifty-two weeks ended August 28, 2021 as well as the non-recurring $5.0 million gain on a legal settlement in the fifty-two weeks ended August 28, 2021.

    Adjusted EBITDA. Adjusted EBITDA increased $26.8 million, or 12.9%, for the fifty-two weeks ended August 27, 2022 compared to the fifty-two weeks ended August 28, 2021, driven primarily by sales volume growth for the Atkins® and Quest® brands, which was partially offset by the unfavorable effects of higher raw material, freight, and logistics costs and supply chain challenges in the fifty-two weeks ended August 27, 2022 as discussed above. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Reconciliation of EBITDA and Adjusted EBITDA

    EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed as alternatives to net income as an indicator of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines EBITDA as net income or loss before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude the following items: stock-based compensation expense, integration costs, restructuring costs, gain or loss in fair value change of warrant liability, gain or loss due to legal settlements, and other non-core expenses. The Company believes that EBITDA and Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors. Management of the Company uses EBITDA and Adjusted EBITDA to supplement net income because these measures reflect operating results of the on-going operations, eliminate items that are not directly attributable to the Company’s underlying operating performance, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics the Company’s management uses in its financial and operational decision making. The Company also believes that EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

    The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the fifty-two weeks ended August 27, 2022 and August 28, 2021:

	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 27, 2022	August 28, 2021
Net income	$108,574	$40,880
Interest income	(15)	(84)
Interest expense	21,881	31,557
Income tax expense	41,995	39,980
Depreciation and amortization	19,299	18,174
EBITDA	191,734	130,507
Stock-based compensation expense	11,697	8,265
Integration of Quest	468	2,928
Restructuring	98	4,324
Loss in fair value change of warrant liability	30,062	66,197
Gain on legal settlement	—	(5,000)
Other (1)	(16)	52
Adjusted EBITDA	$234,043	$207,273
(1) Other items consist principally of exchange impact of foreign currency transactions and other expenses.

Liquidity and Capital Resources

Overview

    We have historically funded our operations with cash flow from operations and, when needed, with borrowings under our Credit Agreement (as defined below). Our principal uses of cash have been working capital, debt service, repurchases of our common stock, and acquisition opportunities.

    We had $67.5 million in cash as of August 27, 2022. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

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

    The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all financial covenants as of August 27, 2022 and August 28, 2021, respectively.

    As of August 27, 2022, the outstanding balance of the Term Facility was $406.5 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended August 27, 2022. The outstanding balance of the Term Facility is due upon its maturity in July 2024. As of August 27, 2022, there were no amounts drawn against the Revolving Credit Facility.

Stock Repurchase Program

    On April 13, 2022, we announced that our Board of Directors had approved the addition of $50.0 million to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $100.0 million. During the fifty-two weeks ended August 27, 2022, we repurchased 1,720,520 shares of common stock for $59.9 million, averaging a purchase price per share of $34.79. We did not repurchase any shares of common stock during the fifty-two weeks ended August 28, 2021 and August 29, 2020.

    As of August 27, 2022, approximately $38.0 million remained available for repurchases under our $100.0 million stock repurchase program. Refer to Note 12, Stockholders’ Equity of the Consolidated Financial Statements included in Item 8 of this Report for additional information related to our stock repurchase program.

Warrants to Purchase Common Stock

    As of August 28, 2021, we had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of our common stock. Such Private Warrants were held by Conyers Park Sponsor, LLC (“Conyers Park”), a related party. Each whole warrant entitled the holder to purchase one share of our common stock at a price of $11.50 per share. On January 7, 2022, Conyers Park elected to exercise the Private Warrants in full on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result, there were no outstanding liability-classified Private Warrants as of August 27, 2022. Refer to Note 12, Stockholders’ Equity of the Consolidated Financial Statements included in Item 8 of this Report for additional details regarding the Private Warrants.

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

Quest Acquisition

    On August 21, 2019, our wholly-owned subsidiary Simply Good Foods USA, Inc., formerly known as Atkins Nutritionals, Inc. (“Simply Good USA”) entered into a Stock and Unit Purchase Agreement (the “Purchase Agreement”) with VMG Voyage Holdings, LLC, VMG Tax-Exempt II, L.P., Voyage Employee Holdings, LLC, and other sellers, as defined in the Purchase Agreement, to Quest, a healthy lifestyle food company. On November 7, 2019, pursuant to the Purchase Agreement, Simply Good USA completed the Quest Acquisition, for a cash purchase price of approximately $1.0 billion, subject to customary post-closing adjustments.

    The Quest Acquisition was funded through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from an underwritten public offering of common stock, and $443.6 million in new term loan debt. In the third fiscal quarter of 2020, we received a post-closing release from escrow of approximately $2.1 million related to net working capital adjustments, resulting in a total net consideration paid of $986.8 million. Business transaction costs within the Consolidated Statements of Income and Comprehensive Income for the fifty-two weeks ended August 29, 2020 was $27.1 million, which included $14.5 million of transaction advisory fees related to the Quest Acquisition, $3.2 million of banker commitment fees, $6.1 million of non-deferrable debt issuance costs related to the incremental term loan, and $3.3 million of other costs, including legal, due diligence, and accounting fees.

Cash Flows

    The following table sets forth the major sources and uses of cash for the fifty-two weeks ended August 27, 2022 and August 28, 2021. A discussion regarding the major sources and uses of cash for the fifty-two weeks ended August 29, 2020 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended August 28, 2021, filed with the SEC on October 26, 2021.

	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 27, 2022	August 28, 2021
Net cash provided by operating activities	$110,639	$132,089
Net cash used in investing activities	$(8,156)	$(2,506)
Net cash used in financing activities	$(110,032)	$(150,049)

    Operating activities. Our net cash provided by operating activities decreased $21.5 million to $110.6 million for the fifty-two weeks ended August 27, 2022 compared to $132.1 million for the fifty-two weeks ended August 28, 2021. The decrease in cash provided by operating activities was primarily attributable to changes in working capital, comprised of changes in accounts receivable, net, inventories, prepaid expenses, accounts payable, and accrued expenses and other current liabilities, which are driven by the timing of payments and receipts and seasonal building of inventory. Changes in working capital consumed cash of $63.8 million in the fifty-two weeks ended August 27, 2022 compared to $21.5 million of cash consumed in the fifty-two weeks ended August 28, 2021. Additionally, cash paid for taxes increased $17.0 million to $49.2 million for the fifty-two weeks ended August 27, 2022 as compared to $32.2 million for the fifty-two weeks ended August 28, 2021. These decreases in cash provided by operating activities were partially offset by the $29.1 million increase in income from operations to $202.8 million for the fifty-two weeks ended August 27, 2022 as compared to $173.7 million for the fifty-two weeks ended August 28, 2021, primarily attributable to retail and e-commerce sales volume growth for both the Atkins® and Quest® brands as discussed in “Results of Operations” above. Additionally, cash paid for interest was $19.2 million in the fifty-two weeks ended August 27, 2022, which was a decrease of $8.6 million as compared to the $27.8 million paid for interest in the fifty-two weeks ended August 28, 2021.

    Investing activities. Our net cash used in investing activities was $8.2 million for the fifty-two weeks ended August 27, 2022 compared to $2.5 million for the fifty-two weeks ended August 28, 2021. Our net cash used in investing activities for the fifty-two weeks ended August 27, 2022 primarily comprised $5.2 million of purchases of property and equipment and the issuance of a $2.4 million note receivable. The $2.5 million of net cash used in investing activities for the fifty-two weeks ended August 28, 2021 primarily comprised the $5.9 million purchases of property and equipment and the issuance of a $1.6 million note receivable, partially offset by the $5.8 million of cash proceeds received from the SimplyProtein Sale.

    Financing activities. Our net cash used in financing activities was $110.0 million for the fifty-two weeks ended August 27, 2022 compared to $150.0 million for the fifty-two weeks ended August 28, 2021. Net cash used in financing activities for the fifty-two weeks ended August 27, 2022 primarily consisted of $50.0 million in principal payments on the Term Facility and $59.9 million in repurchases in common stock. Net cash used in financing activities for the fifty-two weeks ended August 28, 2021 primarily consisted of $150.0 million in principal payments on the Term Facility.

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

    As of August 27, 2022 and August 28, 2021, the allowance for trade promotions was $23.9 million and $22.3 million, respectively. Differences between estimated expense and actual redemptions are recognized as a change in management estimate in a subsequent period. These differences have historically been insignificant.

Goodwill and Other Intangible Assets

    Goodwill and indefinite-lived intangible assets, comprising our brands and trademarks, are not amortized, but instead are tested for impairment at least annually, or more frequently if indicators of impairment exist. We conduct our annual impairment tests at the beginning of the fourth fiscal quarter. We perform our goodwill impairment assessment for each reporting unit that has goodwill. The process of evaluating goodwill and indefinite-lived intangibles for impairment is subjective and requires significant judgment at many points during the analysis.

    During the fifty-two weeks ended August 27, 2022, we substantially completed our efforts to fully integrate our operations and organization structure after the Quest Acquisition. We aligned the nature of our production processes and the methods used to distribute products to customers for the Atkins® and Quest® brands. We also designed our organizational structure to support entity-wide business functions across brands, products, customers, and geographic regions. Additionally, our chief operating decision maker reviews operating results and forecasts at the consolidated level. As a result, we determined our operations are organized into one, consolidated operating segment and reporting unit. Previously, during the fifty-two weeks ended August 28, 2021 and August 29, 2020, we had two reporting units which were our operating segments, Atkins and Quest.

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

    For fiscal year 2022 and 2021, we performed qualitative assessments of goodwill and indefinite-lived intangible assets. The qualitative assessments did not identify indicators of impairment, and it was determined that it was more likely than not each reporting unit and indefinite-lived intangible had fair values in excess of their carrying values. Accordingly, no further impairment assessment was necessary, and no impairment charges related to goodwill or indefinite-lived intangibles were recognized in the fifty-two weeks ended August 27, 2022 or August 28, 2021. Additionally, we determined there was not a material risk for future possible impairments as of the date of the most recent assessment.

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

    We also have intangible assets that have determinable useful lives, consisting primarily of customer relationships, proprietary recipes and formulas, licensing agreements, and software and website development costs. Costs of these finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are tested for impairment when events or circumstances indicated that the carrying amount may not be recoverable. For the fifty-two weeks ended August 27, 2022, August 28, 2021 and August 29, 2020, we did not identify indicators of impairment related to our finite-lived intangible assets, and as such there were no impairments recorded related to finite-lived intangible assets. We also determined that there was no material risk for future possible intangible impairments related to our finite-lived intangible assets as of the date of the most recent assessments.

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

Warrant Liability

    As of August 28, 2021, we had outstanding Private Warrants that allowed holders to purchase 6,700,000 shares of our common stock. Such Private Warrants were held by Conyers Park, a related party. Each whole warrant entitled the holder to purchase one share of our common stock at a price of $11.50 per share. On January 7, 2022, Conyers Park elected to exercise the Private Warrants in full on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result of the cashless exercise on January 7, 2022, there were no outstanding Private Warrants as of August 27, 2022.

    During the reporting periods the Private Warrants were outstanding, we accounted for our Private Warrants as a derivative warrant liability in accordance with ASC Topic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. Accordingly, we recognized the Private Warrants as a liability at fair value and adjusted the Private Warrants to fair value at each reporting period through other income. We utilized the Black-Scholes option-pricing valuation model (“Black-Scholes model”) to estimate the fair value of the Private Warrants at each reporting date.

    The application of the Black-Scholes model utilizes significant assumptions, including expected volatility, the determination of which requires significant judgment. In order to determine the most accurate measure of this volatility, we measured expected volatility based on several inputs, including considering a peer group of publicly traded companies, Simply Good Foods’ implied volatility based on traded options, the implied volatility of comparable warrants, and the implied volatility of any outstanding public warrants during the periods they were outstanding. As a result of the unobservable inputs that were used to determine the expected volatility of the Private Warrants, the fair value measurement of these warrants reflected a Level 3 measurement within the fair value measurement hierarchy. The expected volatility was historically a key assumption or input to the valuation of the Private Warrants, however changes in the expected volatility assumption had less of an effect on the Black-Scholes model valuation as the Private Warrants approached their expiration.

New Accounting Pronouncements

    Refer to Note 2, Summary of Significant Accounting Policies, of the Consolidated Financial Statements included in Item 8 of this Report for information regarding recently issued accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

    Supply chain costs and inflation. We are exposed to risks associated with changes in the costs of our raw materials as well as changes to our supply and distribution costs. During the fifty-two weeks ended August 27, 2022, our gross margins and profitability were negatively affected by higher raw material costs, higher freight and logistics costs, and supply chain challenges, including supply chain disruptions resulting from labor shortages as well as disruptions in ingredients, caused, in part, by the COVID-19 pandemic, the uncertain economic environment, and macroeconomic and geopolitical events and trends. We expect these cost pressures and supply chain challenges to continue into fiscal year 2023. In addition, current or future governmental policies may increase the risk of inflation, which could further increase the costs of ingredients, packaging and finished goods for our business. As a result, we have instituted price increases effective in the first and fourth quarters of fiscal year 2022. Management believes these price increases and additional cost savings initiatives will enable us to continue to invest in projects that drive growth. However, there can be no assurance that the price increases will fully offset the effects of higher raw material and supply and distribution costs on our results of operations and financial condition. Refer to Item 1A, Risk Factors, for additional discussion of our risks associated with the costs of our raw materials, our supply chain, and our risks associated with pandemics, epidemics or disease outbreaks, such as COVID-19.

    Interest rate risk. We are subject to interest rate risk in connection with borrowing based on a variable interest rate. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. As of August 27, 2022, the outstanding balance of the Term Facility was $406.5 million. Based on the amount outstanding of the Term Facility at the end of fiscal year 2022, a 1% increase in interest rates would increase our annual interest expense by approximately $4.1 million.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Simply Good Foods Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Simply Good Foods Company and subsidiaries (the "Company") as of August 27, 2022 and August 28, 2021, the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows, for the fifty-two week periods ended August 27, 2022, August 28, 2021, and August 29, 2020 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 27, 2022 and August 28, 2021, and the results of its operations and its cash flows for each of the three years in the period ended August 27, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 27, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 21, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Trade Promotions — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company offers trade promotions through various programs to customers and consumers. Trade promotions include discounts, rebates, slotting, and other marketing activities. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires the Company to make estimates regarding the volume of incentives that will be redeemed and their total cost. These estimates are made using various information including historical data on performance of similar trade promotional activities, market data, and the Company's best estimates of current activity. As of August 27, 2022, the allowance for trade promotions balance, which is recorded as a reduction to accounts receivable, was approximately $23.9 million.

Given the subjectivity of estimating the expected promotional claims, performing audit procedures to evaluate whether the allowance for trade promotions balance is appropriately recorded as of August 27, 2022, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our auditing procedures related to the allowance for trade promotions balance included the following, among others:

•For a selection of allowance for trade promotions balance recorded as of August 27, 2022, we:
◦Confirmed contract terms directly with the customer.
◦Agreed contract terms from the accounting records to the promotion agreement with the customer and verified the promotion period was prior to August 28, 2022.
◦Evaluated the appropriateness of the year-end trade accrual estimate using historical data on performance of similar trade promotional activities, market data, and subsequent customer activity.
•We evaluated management’s ability to estimate promotional claims incurred, but not yet received for potential management bias by comparing historical promotional claims received to management’s estimates of the claims to be received.
•For a selection of customer promotional claims resolved after August 27, 2022, we compared that amount to the August 27, 2022 allowance for promotions balance and traced the resolved deduction to a properly recorded sale.

/s/ Deloitte & Touche LLP

Denver, Colorado
October 21, 2022

We have served as the Company’s auditor since 2019.

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	August 27, 2022	August 28, 2021
Assets
Current assets:
Cash	$67,494	$75,345
Accounts receivable, net	132,667	111,456
Inventories	125,479	97,269
Prepaid expenses	5,027	4,902
Other current assets	20,934	9,694
Total current assets	351,601	298,666

Long-term assets:
Property and equipment, net	18,157	16,584
Intangible assets, net	1,123,258	1,139,041
Goodwill	543,134	543,134
Other long-term assets	58,099	54,792
Total assets	$2,094,249	$2,052,217

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$62,149	$59,713
Accrued interest	160	60
Accrued expenses and other current liabilities	39,675	53,606
Current maturities of long-term debt	264	285
Total current liabilities	102,248	113,664

Long-term liabilities:
Long-term debt, less current maturities	403,022	451,269
Deferred income taxes	105,676	93,755
Warrant liability	—	159,835
Other long-term liabilities	44,639	44,890
Total liabilities	655,585	863,413
See commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 101,322,834 and 95,882,908 issued at August 27, 2022 and August 28, 2021, respectively	1,013	959
Treasury stock, 1,818,754 shares and 98,234 shares at cost at August 27, 2022 and August 28, 2021, respectively	(62,003)	(2,145)
Additional paid-in-capital	1,287,224	1,085,001
Retained earnings	214,381	105,807
Accumulated other comprehensive loss	(1,951)	(818)
Total stockholders’ equity	1,438,664	1,188,804
Total liabilities and stockholders’ equity	$2,094,249	$2,052,217

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except share and per share data)

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	August 27, 2022	August 28, 2021	August 29, 2020
Net sales	$1,168,678	$1,005,613	$816,641
Cost of goods sold	723,117	595,847	492,313
Gross profit	445,561	409,766	324,328

Operating expenses:
Selling and marketing	121,685	112,928	94,469
General and administrative	103,832	106,181	106,251
Depreciation and amortization	17,285	16,982	15,259
Business transaction costs	—	—	27,125
Loss on impairment	—	—	3,000
Total operating expenses	242,802	236,091	246,104

Income from operations	202,759	173,675	78,224

Other income (expense):
Interest income	15	84	1,516
Interest expense	(21,881)	(31,557)	(32,813)
(Loss) gain in fair value change of warrant liability	(30,062)	(66,197)	30,938
Gain on legal settlement	—	5,000	—
Gain (loss) on foreign currency transactions	191	(5)	658
Other (expense) income	(453)	(140)	441
Total other (expense) income	(52,190)	(92,815)	740

Income before income taxes	150,569	80,860	78,964
Income tax expense	41,995	39,980	13,326
Net income	$108,574	$40,880	$65,638

Other comprehensive income:
Foreign currency translation, net of reclassification adjustments	(1,133)	61	(43)
Comprehensive income	$107,441	$40,941	$65,595

Earnings per share:
Basic	$1.10	$0.43	$0.70
Diluted	$1.08	$0.42	$0.35
Weighted average shares outstanding:
Basic	98,754,913	95,743,413	93,968,953
Diluted	100,589,156	97,365,598	98,343,722

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	August 27, 2022	August 28, 2021	August 29, 2020
Operating activities
Net income	$108,574	$40,880	$65,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,299	18,174	16,007
Amortization of deferred financing costs and debt discount	2,559	4,636	3,508
Stock compensation expense	11,697	8,265	7,636
Loss on impairment	—	—	3,000
Loss (gain) in fair value change of warrant liability	30,062	66,197	(30,938)
Estimated credit losses	601	1,114	—
Unrealized (gain) loss on foreign currency transactions	(191)	5	(658)
Deferred income taxes	11,789	9,403	8,216
Amortization of operating lease right-of-use asset	6,620	5,051	3,848
Loss on operating lease right-of-use asset impairment	—	686	—
Gain on lease termination	(30)	(156)	—
Other	681	(16)	(389)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(21,796)	(22,284)	(18,288)
Inventories	(29,508)	(39,349)	23,880
Prepaid expenses	(138)	(1,202)	680
Other current assets	(11,739)	2,322	(5,022)
Accounts payable	2,878	25,923	(8,736)
Accrued interest	100	(900)	(733)
Accrued expenses and other current liabilities	(15,283)	15,423	(5,572)
Other assets and liabilities	(5,536)	(2,083)	(3,156)
Net cash provided by operating activities	110,639	132,089	58,921
Investing activities
Purchases of property and equipment	(5,232)	(5,911)	(1,736)
Issuance of note receivable	(2,400)	(1,600)	(500)
Proceeds from note receivable	—	—	1,250
Acquisition of business, net of cash acquired	—	—	(982,075)
Proceeds from sale of business	—	5,800	—
Investments in intangible assets and other assets	(524)	(795)	(933)
Net cash used in investing activities	(8,156)	(2,506)	(983,994)
Financing activities
Proceeds from option exercises	4,343	700	4,206
Tax payments related to issuance of restricted stock units	(3,660)	(435)	(191)
Proceeds from issuance of common stock	—	—	352,542
Equity issuance costs	—	—	(3,323)
Repurchase of common stock	(59,858)	—	—
Payments on finance lease obligations	(313)	(314)	(374)
Principal payments of long-term debt	(50,000)	(150,000)	(50,000)
Repayments of Revolving Credit Facility	—	—	(25,000)
Proceeds from issuance of long-term debt	—	—	460,000
Proceeds from Revolving Credit Facility	—	—	25,000
Deferred financing costs	(544)	—	(8,208)
Net cash (used in) provided by financing activities	(110,032)	(150,049)	754,652
Net decrease in cash	(7,549)	(20,466)	(170,421)
Effect of exchange rate on cash	(302)	(36)	(73)
Cash at beginning of period	75,345	95,847	266,341
Cash at end of period	$67,494	$75,345	$95,847

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	August 27, 2022	August 28, 2021	August 29, 2020
Supplemental disclosures of cash flow information
Cash paid for interest	$19,222	$27,821	$30,038
Cash paid for taxes	$49,181	$32,190	$4,530
Non-cash investing and financing transactions
Non-cash proceeds from sale of business	$—	$3,000	$—
Non-cash additions to property and equipment	$743	$1,203	$—
Non-cash additions to intangible assets and other assets	$86	$218	$—
Issuance of common stock in extinguishment of warrant liabilities	$189,897	$—	$—
Operating lease right-of-use assets recognized after ASU No 2016-02 transition	$6,872	$26,222	$3,554
Operating lease right-of-use assets recognized at ASU No 2016-02 transition	$—	$—	$5,102
Finance lease right-of-use assets recognized at ASU No 2016-02 transition	$—	$—	$1,185

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, August 31, 2019	81,973,284	$820	98,234	$(2,145)	$715,740	$(711)	$(836)	$712,868
Net income	—	—	—	—	—	65,638	—	65,638
Stock-based compensation	—	—	—	—	7,636	—	—	7,636
Foreign currency translation adjustments	—	—	—	—	—	—	(43)	(43)
Public equity offering	13,379,205	134	—	—	349,085	—	—	349,219
Shares issued upon vesting of restricted stock units	58,974	1	—	—	(192)	—	—	(191)
Exercise of options to purchase common stock	340,382	3	—	—	4,203	—	—	4,206
Balance, August 29, 2020	95,751,845	$958	98,234	$(2,145)	$1,076,472	$64,927	$(879)	$1,139,333
Net income	—	—	—	—	—	40,880	—	40,880
Stock-based compensation	—	—	—	—	8,265	—	—	8,265
Foreign currency translation adjustments	—	—	—	—	—	—	61	61
Shares issued upon vesting of restricted stock units	72,755	1	—	—	(436)	—	—	(435)
Exercise of options to purchase common stock	58,308	—	—	—	700	—	—	700
Balance, August 28, 2021	95,882,908	$959	98,234	$(2,145)	$1,085,001	$105,807	$(818)	$1,188,804
Net income	—	—	—	—	—	108,574	—	108,574
Stock-based compensation	—	—	—	—	11,697	—	—	11,697
Foreign currency translation adjustments	—	—	—	—	—	—	14	14
Reclassification adjustment for currency translation gains related to the liquidation of foreign entities	—	—	—	—	—	—	(1,147)	(1,147)
Repurchase of common stock	—	—	1,720,520	(59,858)	—	—	—	(59,858)
Warrant conversion	4,830,761	48	—	—	189,849	—	—	189,897
Shares issued upon vesting of restricted stock units	256,374	3	—	—	(3,663)	—	—	(3,660)
Exercise of options to purchase common stock	352,791	3	—	—	4,340	—	—	4,343
Balance, August 27, 2022	101,322,834	$1,013	1,818,754	$(62,003)	$1,287,224	$214,381	$(1,951)	$1,438,664

See accompanying Notes to the Consolidated Financial Statements

Notes to Consolidated Financial Statements
(In thousands, except for share and per share data)

1. Nature of Operations and Principles of Consolidation

Description of Business

    The Simply Good Foods Company (“Simply Good Foods” or the “Company”) is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements, and other product offerings. The product portfolio the Company develops, markets and sells consists primarily of protein bars, ready-to-drink (“RTD”) shakes, sweet and salty snacks and confectionery products marketed under the Atkins®, Atkins Endulge®, Quest® and Quest HeroTM brand names. Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities in the nutritional snacking space.

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

    While the Company’s business has improved from the end of fiscal year 2021, driven in part by the increasing normalization of consumer mobility and shopper traffic patterns in brick-and-mortar retailers versus prior periods that were pressured by COVID-19 movement restrictions, the ultimate effect COVID-19, supply chain challenges, cost pressures, and the overall effects of the current high inflation environment on consumer purchasing patterns could have on our business continues to be not fully known. Additionally, management is continuing to monitor the conflict in Ukraine, especially regarding the availability and cost of raw materials that are produced in this region and Europe in general. Management is also monitoring for signs of any expansion of economic or supply chain disruptions or broader supply chain inflationary costs resulting either directly or indirectly from the crisis in Eastern Europe. Factors contributing to the uncertainty described above, among other things, include (i) continued supply chain disruptions, including disruptions resulting from labor shortages and other cost pressures, (ii) changes to customer operations, (iii) a reversal in improving consumer purchasing and consumption behavior, and (iv) unforeseen business disruptions or other effects due to current global geopolitical tensions, including relating directly or indirectly to the Ukraine crisis.

Basis of Presentation

    The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The Company maintains its accounting records on a 52/53-week fiscal year, ending on the last Saturday in August.

    The financial information presented within the Company’s consolidated financial statements has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial statements include Consolidated Balance Sheets for the periods ended August 27, 2022 and August 28, 2021. The remaining financial statements include the fifty-two weeks ended August 27, 2022, the fifty-two weeks ended August 28, 2021, and the fifty-two weeks ended August 29, 2020.

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

    Charges related to credit loss on accounts receivables from transactions with external customers were approximately $0.1 million, $0.6 million, and $0.5 million for the fifty-two weeks ended August 27, 2022, August 28, 2021, and August 29, 2020, respectively. As of August 27, 2022 and August 28, 2021, the allowance for doubtful accounts was $1.2 million and $1.1 million, respectively. Additionally, as of August 27, 2022, the Company had an expected credit loss reserve of $1.0 million on its $3.0 million note receivable related to the SimplyProtein Sale, as defined in Note 5, Goodwill and Intangibles, of which $0.5 million was recorded during each of the fifty-two weeks ended August 27, 2022 and August 28, 2021, respectively.

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

    Inventories, as presented with the Consolidated Balance Sheets, is summarized as follows:

(In thousands)	August 27, 2022	August 28, 2021
Finished goods	$116,047	$91,893
Raw materials	10,870	6,007
Reserve for obsolete inventory	(1,438)	(631)
Total inventories	$125,479	$97,269

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

    The Company performs impairment tests for Property and equipment, net when circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment in the fifty-two weeks ended August 27, 2022, August 28, 2021, or August 29, 2020.

Goodwill and Intangible Assets, Net

    Goodwill and Intangible assets, net result primarily from the consummation of the business combination between Conyers Park Acquisition Corp. and NCP-ATK Holdings, Inc. on July 7, 2017, which created the Company, and the Quest Acquisition. Intangible assets primarily includes brands and trademarks with indefinite lives and customer-related relationships with finite lives. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including customer-related intangible assets and trademarks, with any remaining purchase price recorded as Goodwill.

    Goodwill and indefinite-lived intangible assets are not amortized but instead are tested for impairment at least annually, or more frequently if indicators of impairment exist. The Company conducts its annual impairment tests at the beginning of the fourth fiscal quarter. Goodwill and indefinite-lived intangible assets are assessed using either a qualitative or quantitative approach to determine whether it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying amount. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If the Company determines that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. Otherwise, no further assessment is required. The quantitative approach compares the estimated fair value of the reporting unit, including goodwill, or the indefinite-lived intangible asset to its carrying amount. Impairment is indicated if the estimated fair value of the reporting unit or indefinite-lived intangible asset is less than the carrying amount, and an impairment charge is recognized for the differential.

    For fiscal year 2022, the Company performed a qualitative goodwill impairment assessment for its consolidated reporting unit and its indefinite-lived intangible assets. The qualitative assessments did not identify indicators of impairment, and it was determined that it was more likely than not the reporting unit and indefinite-lived intangibles had fair values in excess of their carrying values. Accordingly, no further impairment assessment was necessary, and the Company determined neither its reporting unit or any indefinite-lived intangibles were impaired. There were no impairment charges related to goodwill in the fifty-two weeks ended August 27, 2022 or since the inception of the Company. There were no impairment charges related to indefinite-lived intangibles recognized in the fifty-two weeks ended August 27, 2022 or August 28, 2021. There was a $3.0 million loss on impairment of an indefinite-lived intangible related to the SimplyProtein brand in the fifty-two weeks ended August 29, 2020. Refer to Note 5, Goodwill and Intangibles for additional information regarding the Company’s reporting units and impairment assessments.

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

    As of August 28, 2021, the Company had outstanding liability-classified private warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock (the “Private Warrants”). Such Private Warrants were held by Conyers Park Sponsor, LLC (“Conyers Park”), a related party. Each whole warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. On January 7, 2022, Conyers Park elected to exercise the Private Warrants in full on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result of the cashless exercise on January 7, 2022, there were no outstanding liability-classified Private Warrants as of August 27, 2022.

    During the reporting periods the Private Warrants were outstanding, they were precluded from equity classification, being liability-classified. The Company accounted for these Private Warrants as a derivative warrant liability in accordance with ASC 815-40. Accordingly, the Company recognized the Private Warrants as a liability at fair value and adjusted the Private Warrants to fair value at each reporting period through other income. The fair value adjustments were determined using a Black-Scholes option-pricing methodology (“Black-Scholes model”). The valuation was primarily based on observable market data while the related theoretical private warrant volatility assumption within the Black-Scholes model represented a Level 3 measurement within the fair value measurement hierarchy. The periodic remeasurement of the Private Warrants was reflected in (Loss) gain in fair value change of warrant liability within the Consolidated Statements of Income and Comprehensive Income.

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

    Revenue is measured as the amount of consideration expected to be received in exchange for fulfilled product orders, including estimates of variable consideration. The most common forms of variable consideration include trade promotions, such as consumer incentives, coupon redemptions and other marketing activities, allowances for unsaleable product, and any additional amounts where a distinct good or service cannot be identified or the value cannot be reasonably estimated. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires management to make estimates regarding the volume of incentive that will be redeemed and their total cost. As of August 27, 2022 and August 28, 2021, the allowance for trade promotions was $23.9 million and $22.3 million, respectively.

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

    In accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company has elected the practical expedient to expense the incremental costs to obtain a contract, because the amortization period would be less than one year, and the practical expedient for shipping and handling costs. Shipping and handling costs incurred to deliver products to customers are accounted for as fulfillment activities, rather than a promised service, and as such are included in Cost of goods sold in the Consolidated Statements of Income and Comprehensive Income.

    Revenues from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. For revenue disaggregated by geographic area and brand refer to Note 15, Segment and Customer Information.

Cost of Goods Sold

    Costs of goods sold represent costs directly related to the manufacture and distribution of the Company’s products. Such costs include raw materials, co-manufacturing costs, packaging, shipping and handling, third-party distribution, and depreciation of distribution center equipment and leasehold improvements.

Shipping and Handling Costs

    Shipping and handling costs include costs paid to third-party warehouse operators associated with delivering product to customers and depreciation and amortization of assets at the third-party warehouse. Shipping and handling costs are recognized in Cost of goods sold. Costs relating to products shipped to customers were $91.7 million, $66.5 million, and $49.8 million for the fifty-two weeks ended August 27, 2022, August 28, 2021, and August 29, 2020, respectively.

Advertising Costs

    Production costs related to television commercials are expensed when first aired. All other advertising costs are expensed when incurred or when the advertising service is received through Selling and marketing. Total advertising costs were $84.3 million, $74.9 million, and $55.3 million for the fifty-two weeks ended August 27, 2022, August 28, 2021, and August 29, 2020, respectively.

    Production costs related to television commercials not yet aired and prepaid advertising services not yet received are included in Prepaid expenses in the accompanying Consolidated Balance Sheets. As of August 27, 2022 and August 28, 2021, total prepaid advertising expenses were $2.0 million and $1.6 million, respectively.

Research and Development Activities

    The Company’s research and development activities primarily consist of generating and testing new product concepts, new flavors and packaging. The Company expenses research and development costs as incurred related to compensation, facility costs, consulting, and supplies. Research and development activities are primarily internal and associated costs are included in General and administrative. The Company’s total research and development expenses were $4.1 million, $3.5 million, and $4.0 million for the fifty-two weeks ended August 27, 2022, August 28, 2021, and August 29, 2020, respectively.

Share-Based Compensation

    The Company uses share-based compensation, including stock options, restricted stock units, performance stock units, and stock appreciation rights, to provide long-term performance incentives for its employees, directors, and consultants of the Company. Share-based compensation is recognized on a straight-line basis over the requisite service period of the award based on their grant-date fair value. Forfeitures are recognized as they occur. Share-based compensation expense is included in General and administrative.

Defined Contribution Plan

    The Company sponsors defined contribution plans to provide retirement benefits to its employees. The Company’s 401(k) plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions are made in cash. Expense associated with defined contribution plans was $1.1 million, $1.4 million, and $1.3 million for the fifty-two weeks ended August 27, 2022, August 28, 2021, and August 29, 2020, respectively.

Foreign Currency Translation

    For all foreign operations, the functional currency is the local currency. Assets and liabilities of these operations are translated into U.S. dollars using the exchange rate in effect at the end of each reporting period. Income statement accounts are translated at the average exchange rate prevailing during each reporting period. Translation adjustments are recorded as a component of Other comprehensive income. Gains or losses resulting from transactions in foreign currencies are included in Other income (expense).

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

    On January 21, 2022, the Company entered into a repricing amendment (the “2022 Repricing Amendment”) to its credit agreement with Barclays Bank PLC and other parties (as amended to date, the “Credit Agreement”), as described in Note 7, Long-Term Debt and Line of Credit. In addition to replacing the London Interbank Offered Rate (“LIBOR”) as the Credit Agreement’s reference rate with the Secured Overnight Financing Rate (“SOFR”), the 2022 Repricing Amendment contemporaneously modified other terms that changed, or had the potential to change, the amount or timing of contractual cash flows as contemplated by the guidance in ASU 2020-04. As such, the contract modifications related to the 2022 Repricing Amendment were outside of the scope of the optional guidance in ASU 2020-04. The Company will continue to monitor the effects of rate reform, if any, on any new or amended contracts through December 31, 2022. The Company does not anticipate the amendments in this ASU will be material to its consolidated financial statements.

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

    The Quest Acquisition was funded through a combination of cash, equity and debt financing. Total consideration paid on the closing date was $988.9 million. Cash sources of funding included $195.3 million of cash on hand, net proceeds of approximately $350.0 million from an underwritten public offering of common stock, and $443.6 million in new term loan debt. In the third fiscal quarter of 2020, the Company received a post-closing release from escrow of approximately $2.1 million related to net working capital adjustments, resulting in a total net consideration paid of $986.8 million. Business transaction costs within the Consolidated Statements of Income and Comprehensive Income for the fifty-two weeks ended August 29, 2020 was $27.1 million, which included $14.5 million of transaction advisory fees related to the Quest Acquisition, $3.2 million of banker commitment fees, $6.1 million of non-deferrable debt issuance costs related to the incremental term loan, and $3.3 million of other costs, including legal, due diligence, and accounting fees.

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

52-Weeks Ended
(In thousands)	August 29, 2020
Net sales	286,803

Unaudited Pro Forma Financial Information

    Pro forma financial information is not intended to represent or be indicative of the actual results of operations of the combined business that would have been reported had the Quest Acquisition been completed at the beginning of the fiscal year 2019, nor is it representative of future operating results of the Company.

    The following unaudited pro forma combined financial information presents combined results of the Company and Quest as if the Quest Acquisition had occurred at the beginning of fiscal 2019:

52-Weeks Ended
(In thousands)	August 29, 2020
Net sales	$885,044
Gross profit	$355,395
Net income	$90,028

4. Property and Equipment, Net

    Property and equipment, net, as presented with the Consolidated Balance Sheets, is summarized as follows:

(In thousands)	August 27, 2022	August 28, 2021
Furniture and fixtures	$7,232	$3,100
Computer equipment and software	1,432	1,093
Machinery and equipment	6,292	1,934
Leasehold improvements	9,883	8,219
Finance lease right-of-use-assets	1,185	1,185
Construction in progress	137	6,189
Property and equipment, gross	26,161	21,720
Less: accumulated depreciation	(8,004)	(5,136)
Property and equipment, net	$18,157	$16,584

    Total depreciation expense was $3.2 million for the fifty-two weeks ended August 27, 2022, $2.3 million for the fifty-two weeks ended August 28, 2021, and $1.8 million for the fifty-two weeks ended August 29, 2020.

5. Goodwill and Intangibles

    Changes to Goodwill during the fifty-two weeks ended August 27, 2022 and the fifty-two weeks ended August 28, 2021 were as follows:

(In thousands)	Goodwill
Balance as of August 29, 2020	$544,774
Acquisition of business measurement period adjustments	1,178
Sale of business	(2,818)
Balance as of August 28, 2021	$543,134
Balance as of August 27, 2022	$543,134

    The change in Goodwill attributed to the acquisition of a business during the fifty-two weeks ended August 28, 2021 was the result of subsequent measurement period adjustments made to finalize the acquisition method of accounting for the Quest Acquisition as described in Note 3, Business Combination. Additionally, effective September 24, 2020, the Company sold the assets exclusively related to its SimplyProtein® brand of products for approximately $8.8 million of consideration, including cash of $5.8 million and a note receivable for $3.0 million, to a newly formed entity led by the Company’s former Canadian-based management team who had been responsible for this brand prior to the sale transaction (the “SimplyProtein Sale”). In addition to purchasing these assets, the buyer assumed certain liabilities related to the SimplyProtein brand’s business. There was no gain or loss recognized as a result of the SimplyProtein Sale. In conjunction with the SimplyProtein Sale, the Company disposed of $2.8 million of goodwill associated with the SimplyProtein business.

    During the fifty-two weeks ended August 27, 2022, the Company substantially completed its efforts to fully integrate its operations and organization structure after the Quest Acquisition. The Company aligned the nature of its production processes and the methods used to distribute products to customers for the Atkins® and Quest® brands. The Company also designed its organizational structure to support entity-wide business functions across brands, products, customers, and geographic regions. Additionally, the Company’s chief operating decision maker reviews operating results and forecasts at the consolidated level. As a result, the Company determined its operations are organized into one, consolidated operating segment and reporting unit. Previously, during the fifty-two weeks ended August 28, 2021 and August 29, 2020, the Company had two reporting units which were its operating segments, Atkins and Quest.

    For fiscal year 2022, the Company performed a qualitative goodwill impairment assessment for its consolidated reporting unit. The qualitative assessment did not identify indicators of impairment, and it was determined that it was more likely than not the reporting unit had a fair value in excess of its carrying value. Accordingly, no further impairment assessment was necessary, and the Company determined its reporting unit was not impaired. There were no impairment charges related to goodwill in the fifty-two weeks ended August 27, 2022 or since the inception of the Company.

    Intangible assets, net in the Consolidated Balance Sheets consist of the following:

				August 27, 2022
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			$174,000	$41,703	$132,297
Licensing agreements	13 years			22,000	8,581	13,419
Proprietary recipes and formulas	7 years			7,000	5,131	1,869
Software and website development costs	3	-	5 years	5,863	4,190	1,673
				$1,182,863	$59,605	$1,123,258

				August 28, 2021
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			$174,000	$30,103	$143,897
Licensing agreements	13 years			22,000	6,664	15,336
Proprietary recipes and formulas	7 years			7,000	4,131	2,869
Software and website development costs	3	-	5 years	5,560	2,924	2,636
Intangible assets in progress	3	-	5 years	303	—	303
				$1,182,863	$43,822	$1,139,041

    Changes in Intangible assets, net during the fifty-two weeks ended August 27, 2022 were primarily related to recurring amortization expense. Changes in Intangible assets, net during the fifty-two weeks ended August 28, 2021 were primarily related to the SimplyProtein Sale and recurring amortization expense. In conjunction with the SimplyProtein Sale, the Company sold its SimplyProtein brand intangible asset, which had a carrying value of approximately $5.0 million as of the date of the sale.

    During the fifty-two weeks ended August 27, 2022, the Company performed qualitative impairment assessments for its indefinite-lived intangible assets. The qualitative assessments did not identify indicators of impairment, and it was determined that it was more likely than not each indefinite-lived intangible asset had fair values in excess of their carrying values. Accordingly, no further impairment assessment was necessary. There were no impairment charges related to indefinite-lived intangibles recognized in the fifty-two weeks ended August 27, 2022 or August 28, 2021, respectively. There was a $3.0 million loss on impairment of an indefinite-lived intangible related to the SimplyProtein brand in the fifty-two weeks ended August 29, 2020.

    During the fifty-two weeks ended August 27, 2022, the Company did not identify indicators of impairment related to its finite-lived intangible assets, which are tested for impairment when events or circumstances indicated that the carrying amount may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets in the fifty-two weeks ended August 27, 2022, August 28, 2021, or August 29, 2020, respectively.

    Amortization expense related to intangible assets was $15.8 million for the fifty-two weeks ended August 27, 2022, $15.6 million for the fifty-two weeks ended August 28, 2021, and $14.0 million for the fifty-two weeks ended August 29, 2020.

    Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
2023	$15,658
2024	14,917
2025	13,518
2026	13,517
2027	13,517
Thereafter	78,131
Total	$149,258

6. Accrued Expenses and Other Current Liabilities

    Accrued expenses and other current liabilities in the Consolidated Balance Sheets were comprised of the following:

(In thousands)	August 27, 2022	August 28, 2021
Accrued professional fees	$1,039	$2,124
Accrued advertising allowances and claims	3,856	4,309
Accrued bonus expenses	12,761	16,689
Accrued freight expenses	2,065	2,812
Accrued payroll-related expenses	1,995	1,871
Accrued commissions	1,422	1,909
Income taxes payable	223	9,020
VAT payable	5,171	4,386
Accrued restructuring	—	851
Accrued capital expenditures	350	788
Other accrued expenses	4,544	5,059
Current operating lease liabilities	6,249	3,788
Accrued expenses and other current liabilities	$39,675	$53,606

7. Long-Term Debt and Line of Credit

    On July 7, 2017, the Company entered into a credit agreement with Barclays Bank PLC and other parties (as amended to date, the “Credit Agreement”). The Credit Agreement at that time provided for (i) a term facility of $200.0 million (“Term Facility”) with a seven-year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five-year maturity. Substantially concurrent with the consummation of the business combination which formed the Company between Conyers Park Acquisition Corp. and NCP-ATK Holdings, Inc. on July 7, 2017, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn.

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

    The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all financial covenants as of August 27, 2022 and August 28, 2021, respectively.

    Long-term debt consists of the following:

(In thousands)	August 27, 2022	August 28, 2021
Term Facility (effective rate of 6.2% at August 27, 2022)	$406,500	$456,500
Finance lease liabilities (effective rate of 5.6% at August 27, 2022)	406	690
Less: Deferred financing fees	3,620	5,636
Total debt	403,286	451,554
Less: Current finance lease liabilities	264	285
Long-term debt, net of deferred financing fees	$403,022	$451,269

    As of August 27, 2022, the Company had letters of credit in the amount of $3.5 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support three of the Company’s leased buildings and insurance programs relating to workers’ compensation. No amounts were drawn against these letters of credit at August 27, 2022.

    The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended August 27, 2022. The outstanding balance of the Term Facility is due upon its maturity in July 2024.

    As of August 27, 2022, aggregate principal maturities of debt for each of the next five fiscal years and thereafter are as follows:

(In thousands)	Principal maturities
2023	$264
2024	406,642
2025	—
2026	—
2027	—
Thereafter	—
Total debt	$406,906

    The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of August 27, 2022 and August 28, 2021, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

Level 3 Measurements

    As of August 28, 2021, the Company had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants were held by Conyers Park Sponsor, LLC (“Conyers Park”), a related party. On January 7, 2022, Conyers Park elected to exercise the Private Warrants in full on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result of Conyers Park’s election to exercise the Private Warrants, there were no outstanding liability-classified Private Warrants as of August 27, 2022. Refer to Note 12, Stockholders’ Equity, for additional details regarding the cashless exercise of the Private Warrants.

    The Company utilized the Black-Scholes model to estimate the fair value of the Private Warrants at each reporting date. The application of the Black-Scholes model utilizes significant assumptions, including volatility. Significant judgment is required in determining the expected volatility, historically the key assumption, of the Private Warrants. In order to determine the most accurate measure of this volatility, the Company measured expected volatility based on several inputs, including considering a peer group of publicly traded companies, the Company’s implied volatility based on traded options, the implied volatility of comparable warrants, and the implied volatility of any outstanding public warrants during the periods they were outstanding. As a result of the unobservable inputs that were used to determine the expected volatility of the Private Warrants, the fair value measurement of these warrants reflected a Level 3 measurement within the fair value measurement hierarchy.

    There were no Private Warrants outstanding as of August 27, 2022. As of August 28, 2021 and August 29, 2020, the Company had 6,700,000 Private Warrants outstanding with a fair value price per Private Warrant of $23.86 and $13.98, respectively.

    The table below summarizes the inputs used to calculate the fair value of the warrant liability at each of the following reporting dates:

	August 28, 2021	August 29, 2020
Exercise price	$11.50	$11.50
Stock price	$35.35	$25.39
Dividend yield	—%	—%
Expected term (in years)	0.86	1.85
Risk-free interest rate	0.06%	0.14%
Expected volatility	21.70%	29.20%
Per share value of warrants	$23.86	$13.98

    The periodic remeasurement of the warrant liability has been reflected in (Loss) gain in fair value change of warrant liability within the Consolidated Statements of Income and Comprehensive Income. The adjustments for the fifty-two weeks ended August 27, 2022, August 28, 2021, and August 29, 2020 resulted in a loss of $30.1 million, a loss of $66.2 million and a gain of $30.9 million, respectively.

    There were no transfers of financial instruments between the three levels of the fair value hierarchy during the fiscal years ended August 27, 2022, August 28, 2021, and August 29, 2020, respectively.

9. Income Taxes

    The sources of income before income taxes are as follows:

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 27, 2022	August 28, 2021	August 29, 2020
Domestic	$148,080	$79,526	$78,418
Foreign	2,489	1,334	546
Total income before income taxes	$150,569	$80,860	$78,964

    Income tax expense was comprised of the following:

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 27, 2022	August 28, 2021	August 29, 2020
Current:
Federal	$22,733	$23,225	$3,056
State and local	6,226	5,800	1,835
Foreign	1,247	1,552	219
Total current expense	$30,206	$30,577	$5,110

Deferred:
Federal	$11,218	$5,982	$6,747
State and local	1,614	3,096	1,637
Foreign	(1,043)	325	(168)
Total deferred income tax expense	11,789	9,403	8,216
Total tax expense	$41,995	$39,980	$13,326

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 27, 2022	August 28, 2021	August 29, 2020
Statutory income tax expense:	21.0%	21.0%	21.0%
Change in fair value of warrant liabilities	5.0	20.5	(10.8)
State income tax expense, net of federal	4.2	4.3	5.0
Valuation allowance	(1.5)	(1.2)	(1.2)
Taxes on foreign income above the U.S. tax	1.3	1.6	0.1
Change in tax rate	(0.2)	1.8	1.5
Non-deductible transaction costs	—	—	0.1
Other permanent items	(1.9)	1.4	1.2
Income tax expense	27.9%	49.4%	16.9%

    The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at August 27, 2022 and August 28, 2021 were as follows:

(In thousands)	August 27, 2022	August 28, 2021
Deferred tax assets
Accounts receivable allowances	$1,519	$2,353
Inventories write-downs	277	71
Accrued expenses	4,330	4,089
Net operating loss carryforwards	149	2,394
Share-based compensation	3,430	3,265
Tax credits	86	173
Lease liabilities	12,733	12,271
Other	5,985	5,665
Deferred tax assets	28,509	30,281
Valuation allowance	—	(2,218)
Deferred tax asset, net of valuation allowance	$28,509	$28,063

Deferred tax liabilities:
Prepaid expense	$(699)	$(748)
Excess tax over book depreciation	(3,776)	(2,121)
Website development costs	(403)	(659)
Intangible assets	(116,682)	(105,997)
Lease right-of-use assets	(11,660)	(11,709)
Other	(833)	(584)
Deferred tax liabilities	(134,053)	(121,818)
Net deferred tax liabilities	$(105,544)	$(93,755)

    The Company had state net operating loss carryforwards of $2.1 million and $2.5 million and foreign net operating losses of $0.0 million and $9.4 million at August 27, 2022 and August 28, 2021, respectively. The state net operating loss carryforwards will begin to expire in 2029.

    As of August 27, 2022, the Company has no valuation allowances on its deferred tax assets. The Company had previously recorded a valuation allowance of $2.2 million on deferred tax assets related to foreign net operating loss carryforwards generated within the United Kingdom and the Netherlands. As of August 27, 2022, the Company no longer had operations in either jurisdiction. Accordingly, during the fifty-two weeks ended August 27, 2022, the Company wrote off the United Kingdom and Netherlands net operating loss carryforwards and the corresponding $2.2 million valuation allowance as the net operating loss carryforwards were no longer utilizable.

    As of August 27, 2022, the Company does not intend to indefinitely reinvest its foreign earnings within its subsidiary in Canada and has not recognized any tax liabilities related to this jurisdiction. It is the Company’s intention to reinvest the earnings of its other non-U.S. subsidiaries in its Australia and New Zealand operations. As of August 27, 2022, the Company has not made a provision for U.S. or additional foreign withholding taxes for any outside basis differences inherent in its investments in foreign subsidiaries that are indefinitely reinvested. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

    As of August 27, 2022 and August 28, 2021, the Company has no unrecognized tax benefits.

    The Company records interest and penalties associated with unrecognized tax benefits as a component of tax expense. As of August 27, 2022 and August 28, 2021, the Company has not accrued interest or penalties on unrecognized tax benefits, as there is no position recorded as of these fiscal years. No changes to the uncertain tax position balance are anticipated within the next 12 months, and are not expected to materially affect the financial statements.

    As of August 27, 2022, tax years 2016 to 2021 remain subject to examination in the United States and the tax years 2016 to 2021 remain subject to examination in other major foreign jurisdictions where the Company conducts business. State income tax returns are generally subject to examination for a period of three to five years after the filing of the respective return.

10. Leases

    The components of lease expense were as follows.

		52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands)	Statement of Operations Caption	August 27, 2022	August 28, 2021	August 29, 2020
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$9,077	$6,752	$5,242
Variable lease cost (1)	Cost of goods sold and General and administrative	3,068	1,681	1,648
Total operating lease cost		$12,145	$8,433	$6,890

Short-term lease cost	General and administrative	$—	$—	$30

Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$273	$273	$273
Interest on lease liabilities	Interest expense	30	45	60
Total finance lease cost		$303	$318	$333

Total lease cost		$12,448	$8,751	$7,253
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

In conjunction with the Company’s restructuring activities as discussed in Note 16, Restructuring and Related Charges, the Company recorded an immaterial gain on lease termination related to its lease in the Netherlands in the fifty-two weeks ended August 27, 2022 and a $0.5 million impairment charge, net of a gain on lease termination, related to its leases in Toronto, Ontario and the Netherlands in the fifty-two weeks ended August 28, 2021. The effect of these restructuring activities has been included within General and administrative on the Consolidated Statements of Income and Comprehensive Income. Refer to Note 16, Restructuring and Related Charges, for additional information regarding restructuring activities.

    The right-of-use assets and corresponding liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheets Caption	August 27, 2022	August 28, 2021
Assets
Operating lease right-of-use assets	Other long-term assets	$46,460	$46,197
Finance lease right-of-use assets	Property and equipment, net	367	640
Total lease assets		$46,827	$46,837

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$6,249	$3,788
Finance lease liabilities	Current maturities of long-term debt	264	285
Long-term:
Operating lease liabilities	Other long-term liabilities	44,482	44,892
Finance lease liabilities	Long-term debt, less current maturities	142	405
Total lease liabilities		$51,137	$49,370

    Future maturities of lease liabilities as of August 27, 2022 were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
2023	$8,452	$278
2024	9,424	145
2025	8,680	—
2026	6,880	—
2027	7,036	—
Thereafter	19,848	—
Total lease payments	60,320	423
Less: Interest	(9,589)	(17)
Present value of lease liabilities	$50,731	$406

    The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	August 27, 2022	August 28, 2021
Weighted-average remaining lease term (in years)
Operating leases	7.27	8.38
Finance leases	1.51	2.44
Weighted-average discount rate
Operating leases	4.7%	4.9%
Finance leases	5.6%	5.6%

    Supplemental and other information related to leases was as follows:

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 27, 2022	August 28, 2021	August 29, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,656	$7,622	$6,534
Operating cash flows from finance leases	$631	$37	$18
Financing cash flows from finance leases	$313	$314	$338

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

    During the fifty-two weeks ended August 28, 2021, the Company received a $5.0 million gain on a legal settlement, which has been presented as an item within Other income (expense) in the Consolidated Statements of Income and Comprehensive Income.

Other

    The Company enters into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Atkins® and Quest® brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of contracts in place and achievement of performance conditions as of August 27, 2022, the Company will be required to make payments of $0.9 million over the next year.

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

Warrants to Purchase Common Stock

    As of August 28, 2021, the Company had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants were held by Conyers Park, a related party. Each whole warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. On January 7, 2022, Conyers Park elected to exercise the Private Warrants in full on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result of the cashless exercise on January 7, 2022, there were no outstanding liability-classified Private Warrants as of August 27, 2022.

    As discussed in Note 8, Fair Value of Financial Instruments, the liability-classified warrants were remeasured on a recurring basis, primarily based on observable market data while the related theoretical private warrant volatility assumption within the Black-Scholes model represents a Level 3 measurement within the fair value measurement hierarchy. The periodic fair value remeasurements of the warrant liability, including the cashless exercise and the settlement of the warrant liability, have been reflected in (Loss) gain in fair value change of warrant liability within the Consolidated Statements of Income and Comprehensive Income.

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

    During the fifty-two weeks ended August 27, 2022, the Company repurchased 1,720,520 shares of common stock at an average share price of $34.79 per share. The Company did not repurchase any shares of common stock during the fifty-two weeks ended August 28, 2021 or August 29, 2020. As of August 27, 2022, approximately $38.0 million remained available under the stock repurchase program.

Accumulated Other Comprehensive Loss

    During the fifty-two weeks ended August 27, 2022, the Company recognized a foreign currency translation gain of $1.1 million related to the liquidation of a foreign subsidiary. The gain is reflected as a component of Other income (expense) in Gain (loss) on foreign currency transactions within the Consolidated Statements of Income and Comprehensive Income.

13. Earnings Per Share

    Basic earnings or loss per share is based on the weighted average number of common shares issued and outstanding. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive securities, including the Company’s employee stock options, non-vested stock units, and Private Warrants for the periods during which they were outstanding. During periods when the effect of the outstanding Private Warrants was dilutive, the Company assumed share settlement of the instruments as of the beginning of the reporting period and adjusted the numerator to remove the change in fair value of the warrant liability and adjusted the denominator to include the dilutive shares, calculated using the treasury stock method. During periods when the effect of the outstanding Private Warrants was anti-dilutive, the share settlement was excluded.

    In periods in which the Company has a net loss, diluted loss per share is based on the weighted average number of common shares issued and outstanding as the effect of including common stock equivalents outstanding would be anti-dilutive.

    The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands, except share and per share data)	August 27, 2022	August 28, 2021	August 29, 2020
Basic earnings per share computation:
Numerator:
Net income available to common stock stockholders	$108,574	$40,880	$65,638
Denominator:
Weighted average common shares outstanding – basic	98,754,913	95,743,413	93,968,953
Basic earnings per share from net income	$1.10	$0.43	$0.70
Diluted earnings per share computation:
Numerator:
Net income available to common stock stockholders	$108,574	$40,880	$65,638
Gain in fair value change of warrant liability	—	—	(30,938)
Numerator for diluted earnings per share	$108,574	$40,880	$34,700
Denominator:
Weighted average common shares outstanding – basic	98,754,913	95,743,413	93,968,953
Private Warrants	—	—	3,327,656
Employee stock options	1,578,329	1,311,889	1,001,542
Non-vested stock units	255,914	310,296	45,571
Weighted average common shares – diluted	100,589,156	97,365,598	98,343,722
Diluted earnings per share from net income	$1.08	$0.42	$0.35

    Diluted earnings per share calculations for the fifty-two weeks ended August 27, 2022 and August 28, 2021 excluded 0.7 million and 4.1 million shares, issuable upon exercise of Private Warrants, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the fifty-two weeks ended August 27, 2022, August 28, 2021, and August 29, 2020 excluded 0.3 million shares, an immaterial number of shares, and 0.6 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the fifty-two weeks ended August 27, 2022, August 28, 2021, and August 29, 2020 excluded an immaterial number of non-vested stock units that would have been anti-dilutive.

14. Omnibus Incentive Plan

    Stock-based compensation includes stock options, restricted stock units, performance stock unit awards, and stock appreciation rights, which are awarded to employees, directors, and consultants of the Company. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period of the award based on its grant date fair value. Stock-based compensation expense is included within General and administrative expense, which is the same financial statement caption where the recipient’s other compensation is reported.

    For the fifty-two weeks ended August 27, 2022, August 28, 2021, and August 29, 2020, the Company recorded stock-based compensation expense of $11.7 million, $8.3 million, and $7.6 million, respectively.

    In July 2017, the Company’s stockholders approved the 2017 Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of a maximum of 9,067,917 shares of stock-denominated awards to directors, employees, officers and agents of the Company. As of August 27, 2022, there were 3.9 million shares available for grant under the Incentive Plan.

Stock Options

    Stock options granted under the Incentive Plan are granted at a price equal to or more than the fair value of common stock on the date the option is granted. Stock options under the Incentive Plan generally become exercisable ratably over three years from the date of grant and must be exercised within ten years from the date of grant.

    The following table summarizes stock option activity for the fifty-two weeks ended August 27, 2022:

(In thousands, except share and per share data)	Shares underlying options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding as of August 28, 2021	2,993,163	$16.31	6.83	$57,227
Granted	138,479	40.88
Exercised	(352,791)	12.31
Forfeited	(2,300)	19.89
Outstanding as of August 27, 2022	2,776,551	$18.04	6.10	$39,702
Vested and expected to vest as of August 27, 2022	2,776,551	$18.04	6.10	$39,702
Exercisable as of August 27, 2022	2,191,573	$14.54	5.43	$37,191

    The following table summarizes information about stock options outstanding at August 27, 2022:

Range of Exercise Prices			Number outstanding	Weighted average exercise price	Weighted average remaining life (years)	Number exercisable	Weighted average exercise price
$12.00	-	17.77	1,655,003	$12.38	4.97	1,655,003	$12.38
$17.78	-	23.55	588,458	20.23	7.21	397,751	20.15
$23.56	-	29.33	194,611	24.33	7.18	138,819	24.25
$29.34	-	35.11	—	—	0.00	—	—
$35.12	-	40.88	338,479	38.33	9.06	—	—
			2,776,551	$18.04	6.10	2,191,573	$14.54

    The weighted average fair value of options granted during the fifty-two weeks ended August 27, 2022, August 28, 2021, and August 29, 2020 were $15.32, $9.99 and $7.79, respectively.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model based on the following assumptions:

	52-Weeks Ended	52-Weeks Ended			52-Weeks Ended
	August 27, 2022	August 28, 2021			August 29, 2020
Expected volatility	37.07%	36.80%	-	38.75%	30.27%	-	33.82%
Expected dividend yield	—%	—%			—%
Expected option term	6	6			6
Risk-free rate of return	1.26%	0.80%	-	0.935%	0.38%	-	1.80%

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

    As of August 27, 2022, the Company had $4.3 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.6 years. During the fifty-two weeks ended August 27, 2022, August 28, 2021, and August 29, 2020, the Company received $4.3 million, $0.7 million, and $4.2 million in cash from stock option exercises, respectively.

Restricted Stock Units

    Restricted stock units granted under the Incentive Plan are granted at a price equal to closing market price of the Company’s common stock on the date of grant. Restricted stock units under the Incentive Plan generally vest over three years.

    The following table summarizes restricted stock unit activity for the fifty-two weeks ended August 27, 2022:

	Units	Weighted average grant-date fair value
Non-vested as of August 28, 2021	496,334	$24.56
Granted	171,795	39.97
Vested	(180,096)	23.14
Forfeited	(35,030)	28.71
Non-vested as of August 27, 2022	453,003	$30.68

    As of August 27, 2022, the Company had $8.4 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.4 years.

Performance Stock Units

    During the fifty-two weeks ended August 27, 2022, the Board of Directors granted performance stock units under the Company’s equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. Performance stock units were valued using a Monte-Carlo simulation.

    The following table summarizes performance stock unit activity for the fifty-two weeks ended August 27, 2022:

	Units	Weighted average grant-date fair value
Non-vested as of August 28, 2021	380,097	$19.31
Granted	50,212	63.42
Vested	(166,688)	11.93
Forfeited	(8,598)	19.33
Non-vested as of August 27, 2022	255,023	$32.82

    As of August 27, 2022, the Company had $3.6 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.0 years.

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

    The following table summarizes SARs activity for the fifty-two weeks ended August 27, 2022:

	Shares Underlying SARs	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of August 28, 2021	150,000	$24.20
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of August 27, 2022	150,000	$24.20	7.18
Vested and expected to vest as of August 27, 2022	150,000	$24.20	7.18
Exercisable as of August 27, 2022	—	$—	0.00

    As of August 27, 2022, the Company had an immaterial amount of total unrecognized compensation cost related to its SARs that will be recognized over a weighted average period of 0.2 years.

15. Segment and Customer Information

    During the fifty-two weeks ended August 27, 2022, the Company substantially completed its efforts to fully integrate its operations and organization structure after the Quest Acquisition. The Company aligned the nature of its production processes and the methods used to distribute products to customers for the Atkins® and Quest® brands. The Company also designed its organizational structure to support entity-wide business functions across brands, products, customers, and geographic regions. Additionally, the Company’s chief operating decision maker reviews operating results and forecasts at the consolidated level. As a result, the Company determined its operations are organized into one, consolidated operating segment and reportable segment. Previously, during the fifty-two weeks ended August 28, 2021 and August 29, 2020, the Company had two operating segments, Atkins and Quest, which were aggregated into one reporting segment due to similar financial, economic and operating characteristics.

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

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 27, 2022	August 28, 2021	August 29, 2020
North America (1)
Atkins	$540,328	$506,860	$501,472
Quest	593,943	453,619	286,803
Total North America	1,134,271	960,479	788,275
International	34,407	45,134	28,366
Total	$1,168,678	$1,005,613	$816,641
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

    The following is a summary of long lived assets by geographic area:

(In thousands)	August 27, 2022	August 28, 2021
Long lived assets
North America (1)	$18,157	$16,584
Total	$18,157	$16,584
(1) The North America geographic area consists of long-lived assets substantially related to the United States and there is no individual foreign country in which more than 10% of the Company’s long-lived assets are located or that is otherwise deemed individually material.

Significant Customers

    Credit risk for the Company was concentrated in three customers who each comprised more than 10% of the Company’s total sales for the fifty-two weeks ended August 27, 2022, August 28, 2021, and August 29, 2020.

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	August 27, 2022	August 28, 2021	August 29, 2020
Customer 1	31%	31%	34%
Customer 2	13%	12%	10%
Customer 3	10%	n/a	n/a
n/a - Not applicable as the customer was not significant during these fiscal years.

    At August 27, 2022 and August 28, 2021, the following amounts of the Company’s accounts receivable, net were related to these significant customers for the periods in which the customers were significant:

(In thousands)	August 27, 2022		August 28, 2021
Customer 1	$44,638	34%	$37,483	34%
Customer 2	$21,829	16%	$27,962	25%
Customer 3	$18,521	14%	n/a	n/a
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

    The Company substantially completed its restructuring activities during the fifty-two weeks ended August 27, 2022. Since the announcement of the restructuring activities in May 2020, the Company incurred aggregate restructuring and restructuring-related costs of $9.9 million.

    The one-time termination benefits and employee severance costs incurred in relation to these restructuring activities were accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, and ASC Topic 712, Compensation - Nonretirement Post-employment Benefits, respectively. The Company recognized a liability and the related expense for these restructuring costs when the liability was incurred and could be measured. Restructuring accruals were based upon management estimates at the time and could change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded. The effect of these restructuring activities was included within General and administrative on the Consolidated Statements of Income and Comprehensive Income.

    Changes to the restructuring liability during the fifty-two weeks ended August 27, 2022 and August 28, 2021 were as follows:

(In thousands)	Termination benefits and severance	Other	Restructuring liability
Balance as of August 29, 2020	$4,139	$—	$4,139
Charges	3,458	342	3,800
Cash payments	(6,746)	(342)	(7,088)
Balance as of August 28, 2021	$851	$—	$851
Charges	52	76	128
Cash payments	(903)	(76)	(979)
Balance as of August 27, 2022	$—	$—	$—

    The Company’s total restructuring and restructuring-related costs incurred in the fifty-two weeks ended August 27, 2022 were $0.1 million, which included an immaterial gain on lease termination related to its lease in the Netherlands in addition to the restructuring costs shown above. In the fifty-two weeks ended August 28, 2021, the Company incurred a total of $4.3 million in restructuring and restructuring-related costs, which included a $0.5 million impairment charge, net of a gain on lease termination, related to its leases in Toronto, Ontario and the Netherlands. The Company’s total restructuring and restructuring-related costs incurred in the fifty-two weeks ended August 29, 2020 were $5.5 million.

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 27, 2022, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

    Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of August 27, 2022. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment using this criteria, management has concluded that our internal control over financial reporting was effective as of August 27, 2022.

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

    The effectiveness of our internal control over financial reporting as of August 27, 2022 was audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 27, 2022.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the quarter ended August 27, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Simply Good Foods Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Simply Good Foods Company and subsidiaries (the “Company”) as of August 27, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 27, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fifty-two weeks ended August 27, 2022], of the Company and our report dated October 21, 2022, expressed an unqualified opinion on those financial statements.

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
October 21, 2022

Item 9B. Other Information.

    None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

    Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

    Incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 27, 2022.

Item 11. Executive Compensation.

    Incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 27, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    Incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 27, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

    Incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 27, 2022.

Item 14. Principal Accountant Fees and Services.

    Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented under the caption “Audit Committee Matters - Principal Accounting Firm Fees” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 27, 2022 and is incorporated herein by reference.

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

3.1	Second Amended and Restated Certificate of Incorporation of The Simply Good Foods Company (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on January 27, 2020).
3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of our Current Report on Form 10-K filed on October 31, 2019).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-4 filed on June 12, 2017).
4.2	Description of Securities (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed on October 28, 2020).
10.1
Investor Rights Agreement, dated July 7, 2017, between The Simply Good Foods Company and Conyers Park Sponsor LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 13, 2017).

10.2†	2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Registration Statement on Form S-4 filed on June 12, 2017).
10.3†	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to our Registration Statement on Form S-4 filed on June 12, 2017).
10.4
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

10.5
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

10.6
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

10.7
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

10.8
Assignment, Assumption and Amendment Agreement, dated July 7, 2017, by and among The Simply Good Foods Company, Conyers Park Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on July 13, 2017).

10.9†
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

10.11
Termination Agreement, dated November 14, 2018, among The Simply Good Foods Company, Atkins Holdings, LLC and Roark Capital Acquisition, LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 16, 2018).

10.12†
Offer Letter, dated June 19, 2017, between Atkins Nutritionals, Inc. and Todd Cunfer (incorporated by reference to Exhibit 10.1 to our Current Report on our Current Report on Current Report on Form 8-K filed on August 11, 2017).

Exhibit No.	Document
10.13†
Letter Agreement, dated August 21, 2017, between The Simply Good Foods Company and Todd Cunfer (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to our Current Report on Form 8-K filed on August 25, 2017).

10.14
Repricing Amendment, dated March 16, 2018, by and among Atkins Intermediate Holdings, LLC, Conyers Park Acquisition Corp., Atkins Nutritionals, Inc., Atkins Nutritionals Holdings, Inc., Atkins Nutritionals Holdings II, Inc. and NCP-ATK Holdings, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2018).

10.15†
The Simply Good Foods Company Amended and Restated Executive Severance Compensation Plan (Effective January 20, 2022) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 25, 2022).

10.16†	Form of Executive Severance Compensation Plan, Tier I Participation Agreement, dated July 23, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 27, 2018).
10.17†
First Amendment to Amended and Restated Employment Agreement, dated October 16, 2019, between The Simply Good Foods Company and Joseph E. Scalzo. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 18, 2019)

10.18†
Employment Agreement, dated November 5, 2019, between Quest Nutrition, LLC and David Ritterbush (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K (File No. 001-38115) filed on November 7, 2019).

10.19†
2017 Omnibus Incentive Plan, as amended from time to time Policy Regarding Treatment of Awards in the Event of an Awardee’s Retirement (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed on October 28, 2020).

10.20†
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

THE SIMPLY GOOD FOODS COMPANY
		By:	/s/ Joseph E. Scalzo
Date:	October 21, 2022	Name:	Joseph E. Scalzo
		Title:	President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph E. Scalzo	President, Chief Executive Officer and Director	October 21, 2022
Joseph E. Scalzo	(Principal Executive Officer)

/s/ Todd E. Cunfer	Chief Financial Officer	October 21, 2022
Todd E. Cunfer	(Principal Financial Officer)

/s/ Timothy A. Matthews	Vice President, Controller and Chief Accounting Officer	October 21, 2022
Timothy A. Matthews	(Principal Accounting Officer)

/s/ James M. Kilts	Chairman of the Board of Directors	October 21, 2022
James M. Kilts

/s/ Clayton C. Daley, Jr.	Director	October 21, 2022
Clayton C. Daley, Jr.

/s/ Nomi P. Ghez	Director	October 21, 2022
Nomi P. Ghez

/s/ Michelle P. Goolsby	Director	October 21, 2022
Michelle P. Goolsby

/s/ Robert G. Montgomery	Director	October 21, 2022
Robert G. Montgomery

/s/ Brian K. Ratzan	Director	October 21, 2022
Brian K. Ratzan

/s/ David W. Ritterbush	Director	October 21, 2022
David W. Ritterbush

/s/ Joseph J. Schena	Director	October 21, 2022
Joseph J. Schena

/s/ David J. West	Director	October 21, 2022
David J. West

/s/ James D. White	Director	October 21, 2022
James D. White