Form 10-Q
period 2022-11-26
Simply Good Foods Co
filed 2023-01-05
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2022

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

As of December 30, 2022, there were 99,491,357 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 26, 2022

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share and per share data)

	November 26, 2022	August 27, 2022
Assets
Current assets:
Cash	$54,144	$67,494
Accounts receivable, net	158,883	132,667
Inventories	124,119	125,479
Prepaid expenses	5,564	5,027
Other current assets	14,590	20,934
Total current assets	357,300	351,601

Long-term assets:
Property and equipment, net	17,668	18,157
Intangible assets, net	1,119,347	1,123,258
Goodwill	543,134	543,134
Other long-term assets	55,614	58,099
Total assets	$2,093,063	$2,094,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$55,249	$62,149
Accrued interest	257	160
Accrued expenses and other current liabilities	25,158	39,675
Current maturities of long-term debt	250	264
Total current liabilities	80,914	102,248

Long-term liabilities:
Long-term debt, less current maturities	396,994	403,022
Deferred income taxes	108,894	105,676
Other long-term liabilities	42,905	44,639
Total liabilities	629,707	655,585
See commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 101,856,457 and 101,322,834 shares issued at November 26, 2022 and August 27, 2022, respectively	1,019	1,013
Treasury stock, 2,365,100 shares and 1,818,754 shares at cost at November 26, 2022 and August 27, 2022, respectively	(78,451)	(62,003)
Additional paid-in-capital	1,292,720	1,287,224
Retained earnings	250,241	214,381
Accumulated other comprehensive loss	(2,173)	(1,951)
Total stockholders’ equity	1,463,356	1,438,664
Total liabilities and stockholders’ equity	$2,093,063	$2,094,249

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended
	November 26, 2022	November 27, 2021
Net sales	$300,878	$281,265
Cost of goods sold	189,886	164,710
Gross profit	110,992	116,555

Operating expenses:
Selling and marketing	28,534	30,527
General and administrative	25,641	23,702
Depreciation and amortization	4,327	4,320
Total operating expenses	58,502	58,549

Income from operations	52,490	58,006

Other income (expense):
Interest income	7	1
Interest expense	(7,055)	(6,371)
Loss in fair value change of warrant liability	—	(17,317)
Gain (loss) on foreign currency transactions	108	(353)
Other income	6	9
Total other expense	(6,934)	(24,031)

Income before income taxes	45,556	33,975
Income tax expense	9,696	12,823
Net income	$35,860	$21,152

Other comprehensive income:
Foreign currency translation	$(222)	$(40)
Comprehensive income	$35,638	$21,112

Earnings per share from net income:
Basic	$0.36	$0.22
Diluted	$0.36	$0.22
Weighted average shares outstanding:
Basic	99,200,557	95,856,845
Diluted	100,723,036	97,861,573

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirteen Weeks Ended
	November 26, 2022	November 27, 2021
Operating activities
Net income	$35,860	$21,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,952	4,741
Amortization of deferred financing costs and debt discount	532	821
Stock compensation expense	3,313	2,605
Change in fair value change of warrant liability	—	17,317
Estimated credit losses	(141)	15
Unrealized gain on foreign currency transactions	(108)	353
Deferred income taxes	3,206	6,687
Amortization of operating lease right-of-use asset	1,660	1,643
Gain on lease termination	—	(30)
Other	571	(27)
Changes in operating assets and liabilities:
Accounts receivable, net	(26,288)	(13,993)
Inventories	638	(15,331)
Prepaid expenses	(541)	—
Other current assets	8,631	(98)
Accounts payable	(6,609)	(14,220)
Accrued interest	97	(60)
Accrued expenses and other current liabilities	(14,843)	(17,902)
Other assets and liabilities	(2,212)	(1,002)
Net cash provided by (used in) operating activities	8,718	(7,329)

Investing activities
Purchases of property and equipment	(1,151)	(2,691)
Issuance of note receivable	—	(1,500)
Investments in intangible and other assets	(87)	(186)
Net cash used in investing activities	(1,238)	(4,377)

Financing activities
Proceeds from option exercises	4,563	274
Tax payments related to issuance of restricted stock units and performance stock units	(2,298)	(3,188)
Payments on finance lease obligations	(78)	(78)
Repurchase of common stock	(16,448)	—
Principal payments of long-term debt	(6,500)	(25,000)
Net cash used in financing activities	(20,761)	(27,992)

Cash and cash equivalents
Net decrease in cash	(13,281)	(39,698)
Effect of exchange rate on cash	(69)	(200)
Cash at beginning of period	67,494	75,345
Cash and cash equivalents at end of period	$54,144	$35,447

	Thirteen Weeks Ended
	November 26, 2022	November 27, 2021
Supplemental disclosures of cash flow information
Cash paid for interest	$6,426	$5,731
Cash paid for taxes	$8	$8,775
Non-cash investing and financing transactions
Operating lease right-of-use assets exchanged for operating lease liabilities	$—	$5,551

See accompanying notes to the unaudited condensed consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 27, 2022	101,322,834	$1,013	1,818,754	$(62,003)	$1,287,224	$214,381	$(1,951)	$1,438,664
Net income	—	—	—	—	—	35,860	—	35,860
Stock-based compensation	—	—	—	—	3,237	—	—	3,237
Foreign currency translation adjustments	—	—	—	—	—	—	(222)	(222)
Repurchase of common stock	—	—	546,346	(16,448)	—	—	—	(16,448)
Shares issued upon vesting of restricted stock units and performance stock units	180,342	2	—	—	(2,300)	—	—	(2,298)
Exercise of options and stock appreciation rights to purchase common stock	353,281	4	—	—	4,559	—	—	4,563
Balance at November 26, 2022	101,856,457	$1,019	2,365,100	$(78,451)	$1,292,720	$250,241	$(2,173)	$1,463,356

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 28, 2021	95,882,908	$959	98,234	$(2,145)	$1,085,001	$105,807	$(818)	$1,188,804
Net income	—	—	—	—	—	21,152	—	21,152
Stock-based compensation	—	—	—	—	2,605	—	—	2,605
Foreign currency translation adjustments	—	—	—	—	—	—	(40)	(40)
Shares issued upon vesting of restricted stock units and performance stock units	227,729	2	—	—	(3,190)	—	—	(3,188)
Exercise of options to purchase common stock	19,804	—	—	—	274	—	—	274
Balance at November 27, 2021	96,130,441	$961	98,234	$(2,145)	$1,084,690	$126,959	$(858)	$1,209,607

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

    The interim consolidated financial statements and related notes of the Company and its subsidiaries are unaudited. The unaudited interim consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim consolidated financial statements reflect all adjustments and disclosures which are, in the Company’s opinion, necessary for a fair presentation of the results of operations, financial position and cash flows for the indicated periods. All such adjustments were of a normal and recurring nature unless otherwise disclosed. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted. The results reported in these unaudited interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire fiscal year and should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended August 27, 2022, included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the SEC on October 21, 2022.

    The ultimate effect the supply chain challenges, cost pressures, current high inflation environment, and the possible economic recession could have on consumer purchasing patterns and on the Company’s business continues to be not fully known. Additionally, management is continuing to monitor the conflict in Ukraine, especially regarding the availability and cost of raw materials that are produced in this region and Europe in general. Management is also monitoring the situation in Eastern Europe for its possible supply chain and consumer consumption effects on the Company’s business.

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

3. Revenue Recognition

    Revenue from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and brands:

	Thirteen Weeks Ended
(In thousands)	November 26, 2022	November 27, 2021
North America (1)
Atkins	$131,745	$133,794
Quest	161,472	138,294
Total North America	293,217	272,088
International	7,661	9,177
Total net sales	$300,878	$281,265
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

    Charges related to credit loss on accounts receivables from transactions with external customers were $(0.1) million for the thirteen weeks ended November 26, 2022, and were immaterial for the thirteen weeks ended November 27, 2021. As of November 26, 2022 and August 27, 2022, the allowances for doubtful accounts related to these accounts receivable were $1.1 million and $1.2 million, respectively. Additionally, as of November 26, 2022, the Company had an expected credit loss reserve of $1.0 million on a $3.0 million note receivable related to the Company’s sale of its SimplyProtein® brand and related assets during its fiscal year 2021.

4. Goodwill and Intangibles

    As of November 26, 2022 and August 27, 2022, Goodwill in the Consolidated Balance Sheets was $543.1 million. There were no impairment charges related to goodwill during the thirteen weeks ended November 26, 2022 or since the inception of the Company.

    Intangible assets, net in the Consolidated Balance Sheets consists of the following:

				November 26, 2022
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	44,603	129,397
Licensing agreements	13 years			22,000	9,060	12,940
Proprietary recipes and formulas	7 years			7,000	5,381	1,619
Software and website development costs	3	-	5 years	5,863	4,525	1,338
Intangible assets in progress	3	-	5 years	53	—	53
				$1,182,916	$63,569	$1,119,347

				August 27, 2022
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	41,703	132,297
Licensing agreements	13 years			22,000	8,581	13,419
Proprietary recipes and formulas	7 years			7,000	5,131	1,869
Software and website development costs	3	-	5 years	5,863	4,190	1,673
				$1,182,863	$59,605	$1,123,258

    Changes in Intangible assets, net during the thirteen weeks ended November 26, 2022 were primarily related to recurring amortization expense. Amortization expense related to intangible assets was $3.9 million and $4.0 million for the thirteen weeks ended November 26, 2022 and November 27, 2021, respectively. There were no impairment charges related to intangible assets during the thirteen weeks ended November 26, 2022 and November 27, 2021.

    Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2023	$11,703
2024	14,976
2025	13,542
2026	13,517
2027	13,517
2028 and thereafter	78,039
Total	$145,294

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

    Effective as of December 16, 2021, the Company entered into a third amendment (the “Extension Amendment”) to the Credit Agreement. The Extension Amendment provided for an extension of the stated maturity date of the Revolving Commitments and Revolving Loans (each as defined in the Credit Agreement) from July 7, 2022 to the earlier of (i) 91 days prior to the then-effective maturity date of the Initial Term Loans and (ii) December 16, 2026.

    On January 21, 2022, the Company entered into the “2022 Repricing Amendment” to the Credit Agreement. The 2022 Repricing Amendment, among other things, (i) reduced the interest rate per annum applicable to the Initial Term Loans outstanding under the Credit Agreement immediately prior to the effective date of the 2022 Repricing Amendment, (ii) reset the prepayment premium for the existing Initial Term Loans to apply to Repricing Transactions (as defined in the Credit Agreement) that occur within six months after the effective date of the 2022 Repricing Amendment, and (iii) implemented SOFR and related replacement provisions for LIBOR.

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

    The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all financial covenants as of November 26, 2022 and August 27, 2022, respectively.

    Long-term debt consists of the following:

(In thousands)	November 26, 2022	August 27, 2022
Term Facility (effective rate of 7.7% at November 26, 2022)	$400,000	$406,500
Finance lease liabilities (effective rate of 5.6% at November 26, 2022)	333	406
Less: Deferred financing fees	3,089	3,620
Total debt	397,244	403,286
Less: Current finance lease liabilities	250	264
Long-term debt, net of deferred financing fees	$396,994	$403,022

    The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended November 26, 2022. The outstanding balance of the Term Facility is due upon its maturity in July 2024.

    As of November 26, 2022, the Company had letters of credit in the amount of $3.5 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support three of the Company’s leased buildings and insurance programs relating to workers’ compensation. No amounts were drawn against these letters of credit at November 26, 2022.

    The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of November 26, 2022 and August 27, 2022, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

Level 3 Measurements

    During the thirteen weeks ended November 27, 2021, the Company had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants were held by Conyers Park Sponsor, LLC (“Conyers Park”), a related party, and were exercised on a cashless basis on January 7, 2022 resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result, there were no outstanding liability-classified Private Warrants as of November 26, 2022 and August 27, 2022. Refer to Note 10, Stockholders’ Equity, for additional details regarding the cashless exercise of the Private Warrants.

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

    The periodic remeasurement of the warrant liability has been reflected in Loss in fair value change of warrant liability within the Consolidated Statements of Operations and Comprehensive Income. The adjustment for the thirteen weeks ended November 27, 2021 was a loss of $17.3 million.

7. Income Taxes

    The tax expense and the effective tax rate resulting from operations were as follows:

	Thirteen Weeks Ended
(In thousands)	November 26, 2022	November 27, 2021
Income before income taxes	$45,556	$33,975
Income tax expense	$9,696	$12,823
Effective tax rate	21.3%	37.7%

    The effective tax rate for the thirteen weeks ended November 26, 2022 was 16.4% less than the effective tax rate for the thirteen weeks ended November 27, 2021, which was primarily driven by the non-cash change in the fair value of the warrant liability in the prior fiscal period and other permanent differences.

8. Leases

    The components of lease expense were as follows:

		Thirteen Weeks Ended
(In thousands)	Statements of Operations Caption	November 26, 2022	November 27, 2021
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$2,252	$2,255
Variable lease cost (1)	Cost of goods sold and General and administrative	738	653
Total operating lease cost		2,990	2,908
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	68	68
Interest on lease liabilities	Interest expense	5	9
Total finance lease cost		73	77

Total lease cost		$3,063	$2,985
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

    The right-of-use assets and corresponding liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheets Caption	November 26, 2022	August 27, 2022
Assets
Operating lease right-of-use assets	Other long-term assets	$44,800	$46,460
Finance lease right-of-use assets	Property and equipment, net	299	367
Total lease assets		$45,099	$46,827
Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$7,035	$6,249
Finance lease liabilities	Current maturities of long-term debt	250	264
Long-term:
Operating lease liabilities	Other long-term liabilities	42,672	44,482
Finance lease liabilities	Long-term debt, less current maturities	83	142
Total lease liabilities		$50,040	$51,137

    Future maturities of lease liabilities as of November 26, 2022 were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2023	6,835	200
2024	9,424	145
2025	8,680	—
2026	6,880	—
2027	7,036	—
Thereafter	19,848	—
Total lease payments	58,703	345
Less: Interest	(8,996)	(12)
Present value of lease liabilities	$49,707	$333

    The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	November 26, 2022	August 27, 2022
Weighted-average remaining lease term (in years)
Operating leases	7.09	7.27
Finance leases	1.30	1.51
Weighted-average discount rate
Operating leases	4.7%	4.7%
Finance leases	5.6%	5.6%

    Supplemental and other information related to leases was as follows:

	Thirteen Weeks Ended
(In thousands)	November 26, 2022	November 27, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,040	$2,054
Operating cash flows from finance leases	$131	$148
Financing cash flows from finance leases	$78	$78

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

Other

    The Company has entered into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Atkins and Quest brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of November 26, 2022, the Company will be required to make payments of $3.4 million over the next year.

10. Stockholders’ Equity

Stock Repurchase Program

    The Company adopted a $50.0 million stock repurchase program on November 13, 2018. On April 13, 2022, and October 21, 2022, the Company announced that its Board of Directors had approved the addition of $50.0 million and $50.0 million, respectively, to its stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $150.0 million. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The stock repurchase program may be suspended or discontinued at any time by the Company and does not have an expiration date.

    During the thirteen weeks ended November 26, 2022, the Company repurchased 546,346 shares of common stock at an average share price of $30.11 per share. The Company did not repurchase any shares of common stock during the thirteen weeks ended November 27, 2021. As of November 26, 2022, approximately $71.5 million remained available under the stock repurchase program.

Warrants to Purchase Common Stock

    During the thirteen weeks ended November 27, 2021, the Company had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants were held by Conyers Park, a related party. Each whole warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. On January 7, 2022, Conyers Park elected to exercise the Private Warrants on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result of the cashless exercise on January 7, 2022, there were no outstanding liability-classified Private Warrants as of as of November 26, 2022 and August 27, 2022.

    As discussed in Note 6, Fair Value of Financial Instruments, the liability-classified warrants were remeasured on a recurring basis, primarily based on observable market data while the related theoretical private warrant volatility assumption within the Black-Scholes model represents a Level 3 measurement within the fair value measurement hierarchy. The periodic fair value remeasurements of the warrant liability have been reflected in Loss in fair value change of warrant liability within the Consolidated Statements of Operations and Comprehensive Income.

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

    The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended
(In thousands, except per share data)	November 26, 2022	November 27, 2021
Basic earnings per share computation:
Numerator:
Net income available to common stockholders	$35,860	$21,152
Denominator:
Weighted average common shares outstanding - basic	99,200,557	95,856,845
Basic earnings per share from net income	$0.36	$0.22

Diluted earnings per share computation:
Numerator:
Net income available for common stockholders	$35,860	$21,152
Numerator for diluted earnings per share	$35,860	$21,152
Denominator:
Weighted average common shares outstanding - basic	99,200,557	95,856,845
Employee stock options	1,299,543	1,652,577
Non-vested stock units	222,936	352,151
Weighted average common shares - diluted	100,723,036	97,861,573
Diluted earnings per share from net income	$0.36	$0.22

    Diluted earnings per share calculations for the thirteen weeks ended November 26, 2022 and November 27, 2021 excluded 0.4 million shares and 0.2 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the thirteen weeks ended November 26, 2022 and November 27, 2021 excluded 0.1 million non-vested stock units and an immaterial number of non-vested stock units, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the thirteen weeks ended November 27, 2021 excluded 4.6 million shares issuable upon exercise of Private Warrants that would have been anti-dilutive.

12. Omnibus Incentive Plan

    Stock-based compensation includes stock options, restricted stock units, performance stock unit awards and stock appreciation rights, which are awarded to employees, directors, and consultants of the Company. Stock-based compensation expense for equity-classified awards is recognized on a straight-line basis over the requisite service period of the award based on their grant date fair value. Stock-based compensation expense is included within General and administrative expense, which is the same financial statement caption where the recipient’s other compensation is reported.

    The Company recorded stock-based compensation expense of $3.3 million and $2.6 million in the thirteen weeks ended November 26, 2022 and November 27, 2021, respectively.

Stock Options

    The following table summarizes stock option activity for the thirteen weeks ended November 26, 2022:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 27, 2022	2,776,551	$18.04	6.10
Granted	135,001	38.61
Exercised	(314,431)	14.51
Forfeited	—	—
Outstanding as of November 26, 2022	2,597,121	$19.54	6.09
Vested and expected to vest as of November 26, 2022	2,597,121	$19.54	6.09
Exercisable as of November 26, 2022	2,064,196	$15.62	5.42

    As of November 26, 2022, the Company had $6.0 million of total unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.9 years. During the thirteen weeks ended November 26, 2022 and November 27, 2021, the Company received $4.6 million and $0.3 million in cash from stock option exercises, respectively.

Restricted Stock Units

    The following table summarizes restricted stock unit activity for the thirteen weeks ended November 26, 2022:

	Units	Weighted average grant-date fair value
Non-vested as of August 27, 2022	453,003	$30.68
Granted	245,591	37.18
Vested	(167,979)	27.22
Forfeited	—	—
Non-vested as of November 26, 2022	530,615	$34.78

    As of November 26, 2022, the Company had $15.7 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.8 years.

Performance Stock Units

    During the thirteen weeks ended November 26, 2022, the Board of Directors granted performance stock units under the Company’s equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. Performance stock units were valued using a Monte Carlo simulation.

    The following table summarizes performance stock unit activity for the thirteen weeks ended November 26, 2022:

	Units	Weighted average grant-date fair value
Non-vested as of August 27, 2022	255,023	$32.82
Granted	50,629	62.55
Vested	(72,452)	27.39
Forfeited	(20,338)	27.39
Non-vested as of November 26, 2022	212,862	$42.25

    As of November 26, 2022, the Company had $6.0 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.7 years.

Stock Appreciation Rights

    Stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the Company’s common stock price and are awarded to non-employee consultants of the Company. The Company’s SARs settle in shares of its common stock once the applicable vesting criteria have been met. The SARs outstanding as of November 26, 2022 cliff vest two years from the date of grant and must be exercised within five years.

    The following table summarizes SARs activity for the thirteen weeks ended November 26, 2022:

	Shares underlying SARs	Weighted average exercise price
Outstanding as of August 27, 2022	150,000	$24.20
Granted	150,000	37.67
Exercised	(150,000)	24.20
Forfeited	—	—
Outstanding as of November 26, 2022	150,000	$37.67

    The SARs exercised in the thirteen weeks ended November 26, 2022 resulted in a net issuance of 38,850 shares of the Company’s common stock. The SARs granted in the thirteen weeks ended November 26, 2022 are liability-classified; therefore the related stock-based compensation expense is based on the vesting provisions and the fair value of the awards.

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

    The Company substantially completed its restructuring activities during the third quarter of fiscal 2022; therefore no restructuring or restructuring-related costs were incurred in the thirteen weeks ended November 26, 2022. In the thirteen weeks ended November 27, 2021, the Company incurred an immaterial amount of restructuring and restructuring-related costs. Since the announcement of the restructuring activities in May 2020, the Company incurred aggregate restructuring and restructuring-related costs of $9.9 million.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

    This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements include, but are not limited to, our expectations regarding our supply chain, including but not limited to, raw materials and logistics costs, the effect of price increases, inflationary pressure on us and our contract manufacturers, and the unforeseen business disruptions or other effects due to current global geopolitical tensions, including relating to Ukraine. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by applicable law. These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. Such risks and uncertainties include those related to our ability to sell our products.

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 27, 2022 (“Annual Report”) and our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Report. In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company’s expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified in Item 1A. “Risk Factors” of our Annual Report. The Company assumes no obligation to update any of these forward-looking statements.

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

Business Trends

    We continue to actively monitor the impact of the dynamic macroeconomic inflationary environment in the United States and elsewhere, elevated levels of supply chain cost inflation, and the level of consumer mobility, which includes the rate at which consumers return to working outside the home. Current or future governmental policies may increase the risk of inflation and possible economic recession, which could further increase the costs of ingredients, packaging and finished goods for our business as well as negatively effect consumer behavior and demand for our products. Additionally, management is continuing to monitor the conflict in Ukraine, especially regarding the availability and cost of raw materials that are produced in this region and Europe in general. Management is also monitoring for signs of any expansion of economic or supply chain disruptions or broader supply chain inflationary costs resulting either directly or indirectly from the crisis in Eastern Europe.

    During the thirteen weeks ended November 26, 2022, our business performance was affected by the corresponding unfavorable effects of higher raw material costs, higher co-manufacturing costs, higher freight and logistics costs, and supply chain challenges, including supply chain disruptions resulting from labor shortages and disruptions in ingredients, and we expect these inflationary cost pressures and supply chain challenges to continue for the remainder of fiscal year 2023.

    We continue to proactively engage with our retail customers, contract manufacturers, and logistics and transportation providers, to meet demand for our products and to remain informed of any challenges within our business operations. Additionally, we instituted price increases effective in the first and fourth quarters of fiscal year 2022. Management believes these price increases and additional cost savings initiatives will partially offset the unfavorable effects of the supply chain cost pressures discussed above.

    The ultimate effect the supply chain challenges, cost pressures, current high inflation environment, and the possible economic recession discussed above could have on consumer purchasing patterns and on our business continue to be not fully known.

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

Results of Operations

    During the thirteen weeks ended November 26, 2022, our net sales increased $19.6 million, or 7.0%, and our gross profit decreased $5.6 million, or 4.8%, compared to the thirteen weeks ended November 27, 2021. Net sales for the thirteen weeks ended November 26, 2022 were positively affected by the price increase effective in the fourth quarter of fiscal year 2022 and both the Atkins® and Quest® brands experienced sales growth driven by increased e-commerce sales volume. However, unfavorable effects of higher raw material and co-manufacturing costs and supply chain challenges in the thirteen weeks ended November 26, 2022 resulted in decreased gross profit and gross profit margin as compared to the thirteen weeks ended November 27, 2021. As previously discussed above in “Business Trends,” we expect these inflationary cost pressures and supply chain challenges to continue for the remainder of fiscal year 2023.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended November 26, 2022 and the Thirteen Weeks Ended November 27, 2021

    The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	November 26, 2022	% of Net Sales	November 27, 2021	% of Net Sales
Net sales	$300,878	100.0%	$281,265	100.0%
Cost of goods sold	189,886	63.1%	164,710	58.6%
Gross profit	110,992	36.9%	116,555	41.4%

Operating expenses:
Selling and marketing	28,534	9.5%	30,527	10.9%
General and administrative	25,641	8.5%	23,702	8.4%
Depreciation and amortization	4,327	1.4%	4,320	1.5%
Total operating expenses	58,502	19.4%	58,549	20.8%

Income from operations	52,490	17.4%	58,006	20.6%

Other income (expense):
Interest income	7	—%	1	—%
Interest expense	(7,055)	(2.3)%	(6,371)	(2.3)%
Loss in fair value change of warrant liability	—	—%	(17,317)	(6.2)%
Gain (loss) on foreign currency transactions	108	—%	(353)	(0.1)%
Other income	6	—%	9	—%
Total other expense	(6,934)	(2.3)%	(24,031)	(8.5)%

Income before income taxes	45,556	15.1%	33,975	12.1%
Income tax expense	9,696	3.2%	12,823	4.6%
Net income	$35,860	11.9%	$21,152	7.5%

Other financial data:
Adjusted EBITDA (1)	$60,766	20.2%	$65,615	23.3%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales of $300.9 million represented an increase of $19.6 million, or 7.0%, for the thirteen weeks ended November 26, 2022 compared to the thirteen weeks ended November 27, 2021. The increase was primarily attributable to the price increase effective in the fourth quarter of fiscal year 2022 and e-commerce sales volume growth for both the Atkins® and Quest® brands, which increased our North America net sales by 7.8% in the thirteen weeks ended November 26, 2022 compared to the thirteen weeks ended November 27, 2021. The increase in North America net sales was partially offset by a 16.5% decline in our international business and a 1.1% headwind to net sales growth related to our shift from direct sales to licensing the Quest® frozen pizza business in the third quarter of fiscal year 2022.

    Cost of goods sold. Cost of goods sold increased $25.2 million, or 15.3%, for the thirteen weeks ended November 26, 2022 compared to the thirteen weeks ended November 27, 2021. The cost of goods sold increase was driven by higher raw material, packaging, and co-manufacturing costs and supply chain challenges for the thirteen weeks ended November 26, 2022 as well as sales volume growth for both the Atkins® and Quest® brands, as discussed above. As previously discussed above in “Business Trends,” we expect these inflationary cost pressures and supply chain challenges to continue for the remainder of fiscal year 2023.

    Gross profit. Gross profit decreased $5.6 million, or 4.8%, for the thirteen weeks ended November 26, 2022 compared to the thirteen weeks ended November 27, 2021. Additionally, gross profit of $111.0 million, or 36.9% of net sales, for the thirteen weeks ended November 26, 2022 decreased 450 basis points from 41.4% of net sales for the thirteen weeks ended November 27, 2021. The decreases in gross profit and gross profit margin were primarily driven by the unfavorable effects of higher raw material, packaging, and co-manufacturing costs and supply chain challenges in the thirteen weeks ended November 26, 2022 as previously discussed. These decreases were partially offset by the favorable effects of the price increase which became effective in the fourth quarter of fiscal year 2022.

    Operating expenses. Operating expenses remained approximately flat at $58.5 million for the thirteen weeks ended November 26, 2022 and November 27, 2021 due to the following:

•Selling and marketing. Selling and marketing expenses decreased $2.0 million, or 6.5%, for the thirteen weeks ended November 26, 2022 compared to the thirteen weeks ended November 27, 2021, primarily related to the timing of marketing spend, which was partially offset by increased production costs related to television commercials.
•General and administrative. General and administrative expenses increased $1.9 million, or 8.2%, for the thirteen weeks ended November 26, 2022 compared to the thirteen weeks ended November 27, 2021. The increase in general and administrative expenses was primarily attributable to a $0.7 million increase in stock-based compensation and increased corporate and employee related expenses. These increases were partially offset by the discontinuation of costs related to business integration activities and restructuring charges in the thirteen weeks ended November 26, 2022 compared to costs totaling $0.1 million in the thirteen weeks ended November 27, 2021.
•Depreciation and amortization. Depreciation and amortization expenses were $4.3 million for the thirteen weeks ended November 26, 2022 and November 27, 2021.

    Interest expense. Interest expense increased $0.7 million for the thirteen weeks ended November 26, 2022 compared to the thirteen weeks ended November 27, 2021, primarily due to the increase in interest rates on our Term Facility (as defined below) to 7.7% as of November 26, 2022 from 4.8% as of November 27, 2021. The increase was partially offset by the effect of principal payments reducing the outstanding balance of the Term Facility to $400.0 million as of November 26, 2022 from $431.5 million as of November 27, 2021. Additionally, interest expense related to the amortization of deferred financing costs and debt discount decreased $0.3 million for the thirteen weeks ended November 26, 2022 compared to the thirteen weeks ended November 27, 2021.

    Loss in fair value change of warrant liability. During thirteen weeks ended November 27, 2021, we recorded a non-cash loss of $17.3 million related to changes in valuation of our liability-classified warrants issued through a private placement (“Private Warrants”), which was primarily driven by movements in our stock price. On January 7, 2022, the Private Warrants were exercised on a cashless basis, resulting in a net issuance of 4,830,761 shares of common stock. As a result, there were no outstanding liability-classified Private Warrants during the thirteen weeks ended November 26, 2022.

    Gain (loss) on foreign currency transactions. Foreign currency transactions resulted in a gain of $0.1 million and a loss of $0.4 million for the thirteen weeks ended November 26, 2022 and November 27, 2021, respectively. The variance is attributable to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense decreased $3.1 million for the thirteen weeks ended November 26, 2022 compared to the thirteen weeks ended November 27, 2021. The decrease in our income tax expense was primarily driven by lower income from operations and changes in permanent differences.

    Net income. Net income was $35.9 million for the thirteen weeks ended November 26, 2022, an increase of $14.7 million compared to net income of $21.2 million for the thirteen weeks ended November 27, 2021. The increase was primarily driven by the $17.3 million non-cash fair value loss incurred in the thirteen weeks ended November 27, 2021 related to the measurement of our liability-classified Private Warrants. The increase in net income was partially offset by the decreased income from operations driven by the unfavorable effects of higher raw material and co-manufacturing costs and supply chain challenges in the thirteen weeks ended November 26, 2022.

    Adjusted EBITDA. Adjusted EBITDA decreased $4.8 million, or 7.4% for the thirteen weeks ended November 26, 2022 compared to the thirteen weeks ended November 27, 2021, driven primarily by the decrease in income from operations as a result of the unfavorable effects of higher raw material and co-manufacturing costs and supply chain challenges in the thirteen weeks ended November 26, 2022 as discussed above. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Reconciliation of EBITDA and Adjusted EBITDA

    EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed as alternatives to net income as an indicator of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). The Company defines EBITDA as net income or loss before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude the following items: stock-based compensation expense, integration costs, restructuring costs, gain or loss in fair value change of warrant liability, and other non-core expenses. The Company believes that EBITDA and Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors. Management of the Company uses EBITDA and Adjusted EBITDA to supplement net income because these measures reflect operating results of the on-going operations, eliminate items that are not directly attributable to the Company’s underlying operating performance, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics the Company’s management uses in its financial and operational decision making. The Company also believes that EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

    The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen weeks ended November 26, 2022 and November 27, 2021:

(In thousands)	Thirteen Weeks Ended
	November 26, 2022	November 27, 2021
Net income	$35,860	$21,152
Interest income	(7)	(1)
Interest expense	7,055	6,371
Income tax expense	9,696	12,823
Depreciation and amortization	4,952	4,741
EBITDA	57,556	45,086
Stock-based compensation expense	3,313	2,605
Integration of Quest	—	55
Restructuring	—	42
Loss in fair value change of warrant liability	—	17,317
Other (1)	(103)	510
Adjusted EBITDA	$60,766	$65,615
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

    We had $54.1 million in cash as of November 26, 2022. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

    Our material future cash requirements from contractual and other obligations relate primarily to our principal and interest payments for our Term Facility, as defined and discussed below, and our operating and finance leases. Refer to Note 5, Long-Term Debt and Line of Credit, and Note 8, Leases, of the Notes to Unaudited Consolidated Financial Statements in this Report for additional information related to the expected timing and amount of payments related to our contractual and other obligations.

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

    Effective as of December 16, 2021, we entered into a third amendment (the “Extension Amendment”) to the Credit Agreement. The Extension Amendment provided for an extension of the stated maturity date of the Revolving Commitments and Revolving Loans (each as defined in the Credit Agreement) from July 7, 2022 to the earlier of (i) 91 days prior to the then-effective maturity date of the Initial Term Loans and (ii) December 16, 2026.

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

    The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all financial covenants as of November 26, 2022 and August 27, 2022, respectively.

    At November 26, 2022, the outstanding balance of the Term Facility was $400.0 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended November 26, 2022. The outstanding balance of the Term Facility is due upon its maturity in July 2024. As of November 26, 2022, there were no amounts drawn against the Revolving Credit Facility.

Stock Repurchase Program

    On October 21, 2022, we announced that our Board of Directors had approved the addition of $50.0 million to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $150.0 million. During the thirteen weeks ended November 26, 2022, we repurchased 546,346 shares of common stock for $16.4 million, averaging a purchase price per share of $30.11. We did not repurchase any shares of common stock during the thirteen weeks ended November 27, 2021.

    As of November 26, 2022, approximately $71.5 million remained available for repurchases under our $150.0 million stock repurchase program. Refer to Note 10, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements in this Report for additional information related to our stock repurchase program.

Cash Flows

    The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Thirteen Weeks Ended
	November 26, 2022	November 27, 2021
Net cash provided by (used in) operating activities	$8,718	$(7,329)
Net cash used in investing activities	$(1,238)	$(4,377)
Net cash used in financing activities	$(20,761)	$(27,992)

    Operating activities. Our net cash provided by operating activities increased $16.0 million to $8.7 million for the thirteen weeks ended November 26, 2022 compared to cash used in operating activities of $7.3 million for the thirteen weeks ended November 27, 2021. The increase in cash provided by operating activities was primarily attributable to changes in working capital, comprised of changes in accounts receivable, net, inventories, prepaid expenses, accounts payable, and accrued expenses and other current liabilities, which are driven by the timing of payments and receipts and seasonal building of inventory. Changes in working capital consumed cash of $47.6 million in the thirteen weeks ended November 26, 2022 compared to $61.4 million of cash consumed in the thirteen weeks ended November 27, 2021. Additionally, cash paid for taxes decreased $8.8 million to an immaterial amount for the thirteen weeks ended November 26, 2022 as compared to the thirteen weeks ended November 27, 2021. These increases in cash provided by operating activities were partially offset by the $5.5 million decrease in income from operations to $52.5 million for the thirteen weeks ended November 26, 2022 as compared to $58.0 million for the thirteen weeks ended November 27, 2021, primarily attributable to the higher raw material and co-manufacturing costs and supply chain challenges as discussed in “Results of Operations” above. Additionally, cash paid for interest was $6.4 million in the thirteen weeks ended November 26, 2022, which was an increase of $0.7 million as compared to the $5.7 million paid for interest in the thirteen weeks ended November 27, 2021.

    Investing activities. Our net cash used in investing activities was $1.2 million for the thirteen weeks ended November 26, 2022 compared to $4.4 million for the thirteen weeks ended November 27, 2021. Our net cash used in investing activities for the thirteen weeks ended November 26, 2022 primarily comprised $1.2 million of purchases of property and equipment. The $4.4 million of net cash used in investing activities for the thirteen weeks ended November 27, 2021 primarily comprised $2.7 million of purchases of property and equipment and the issuance of a $1.5 million note receivable.

    Financing activities. Our net cash used in financing activities was $20.8 million for the thirteen weeks ended November 26, 2022 compared to $28.0 million for the thirteen weeks ended November 27, 2021. Net cash used in financing activities for the thirteen weeks ended November 26, 2022 primarily consisted of $16.4 million in repurchases in common stock, $6.5 million in principal payments on the Term Facility, and $2.3 million in tax payments related to issuance of restricted stock units and performance stock units, partially offset by $4.6 million of cash proceeds received from option exercises. Net cash used in financing activities for the thirteen weeks ended November 27, 2021 primarily consisted of $25.0 million in principal payments on the Term Facility and $3.2 million in tax payments related to issuance of restricted stock units and performance stock units.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

    There were no material changes in our market risk exposure during the thirteen week period ended November 26, 2022. We continue to expect to experience logistics challenges in our supply chain as well as higher raw material costs, higher freight and logistics costs, and supply chain challenges in fiscal year 2023. In addition, current or future governmental policies may increase the risk of inflation and possible economic recession, which could further increase the costs of ingredients, packaging and finished goods for our business as well as negatively effect consumer behavior and demand for our products. As a result, we instituted price increases effective in the first and fourth quarters of fiscal year 2022. However, there can be no assurance that the price increases will fully offset the effects of higher raw material and supply and distribution costs on our results of operations and financial condition. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 26, 2022, the Company’s disclosure controls and procedures were effective

Changes in Internal Control over Financial Reporting

    There were no changes in our internal controls over financial reporting during the quarter ended November 26, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    Issuer Purchases of Equity Securities

			Total Number of Shares Purchased	Maximum Dollar Value of Shares
	Total Number of	Average Price	as Part of Publicly Announced	That May Yet Be Purchased Under
Period	Shares Purchased	Paid Per Share	Plans or Programs(1)	the Plans or Programs(1)
August 28, 2022 - September 24, 2022	507,494	$30.06	507,494	$22,737,632
September 25, 2022 - October 22, 2022	38,852	30.66	38,852	71,546,585
October 23, 2022 - November 26, 2022	—	—	—	71,546,585
Total	546,346	$30.11	546,346	$71,546,585
(1) We adopted a $50.0 million stock repurchase program on November 13, 2018. On April 13, 2022, and October 21, 2022, we announced that our Board of Directors had approved the addition of $50.0 million and $50.0 million, respectively, to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $150.0 million. As of November 26, 2022, approximately $71.5 million remained available under the stock repurchase program. Under the stock repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate us to acquire any specific number of shares or acquire shares over any specific period of time. We may suspend or discontinue the stock repurchase program at any time, and the stock repurchase program does not have an expiration date.

Item 3.    Defaults Upon Senior Securities

    None.

Item 4.    Mine Safety Disclosures

    Not Applicable.

Item 5.    Other Information

    None.

Item 6.    Exhibits

Exhibit No.	Document
10.1†	Offer Letter between The Simply Good Foods Company and Shaun Mara, dated October 16, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 27, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
† Indicates a management contract or compensatory plan.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	January 5, 2023	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Principal Accounting Officer)