Form 10-Q
period 2023-02-25
Simply Good Foods Co
filed 2023-04-05
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 25, 2023

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

As of March 30, 2023, there were 99,512,880 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 25, 2023

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share and per share data)

	February 25, 2023	August 27, 2022
Assets
Current assets:
Cash	$63,207	$67,494
Accounts receivable, net	148,250	132,667
Inventories	114,008	125,479
Prepaid expenses	7,173	5,027
Other current assets	27,005	20,934
Total current assets	359,643	351,601

Long-term assets:
Property and equipment, net	17,211	18,157
Intangible assets, net	1,115,507	1,123,258
Goodwill	543,134	543,134
Other long-term assets	53,184	58,099
Total assets	$2,088,679	$2,094,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$59,400	$62,149
Accrued interest	172	160
Accrued expenses and other current liabilities	20,591	39,675
Current maturities of long-term debt	240	264
Total current liabilities	80,403	102,248

Long-term liabilities:
Long-term debt, less current maturities	362,622	403,022
Deferred income taxes	112,411	105,676
Other long-term liabilities	41,328	44,639
Total liabilities	596,764	655,585
See commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 101,873,171 and 101,322,834 shares issued at February 25, 2023 and August 27, 2022, respectively	1,019	1,013
Treasury stock, 2,365,100 shares and 1,818,754 shares at cost at February 25, 2023 and August 27, 2022, respectively	(78,451)	(62,003)
Additional paid-in-capital	1,295,584	1,287,224
Retained earnings	275,883	214,381
Accumulated other comprehensive loss	(2,120)	(1,951)
Total stockholders’ equity	1,491,915	1,438,664
Total liabilities and stockholders’ equity	$2,088,679	$2,094,249

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Net sales	$296,584	$296,718	$597,462	$577,983
Cost of goods sold	193,852	188,195	383,738	352,905
Gross profit	102,732	108,523	213,724	225,078

Operating expenses:
Selling and marketing	29,948	31,955	58,482	62,482
General and administrative	25,934	26,288	51,575	49,990
Depreciation and amortization	4,345	4,329	8,672	8,649
Total operating expenses	60,227	62,572	118,729	121,121

Income from operations	42,505	45,951	94,995	103,957

Other income (expense):
Interest income	246	—	253	1
Interest expense	(8,497)	(5,276)	(15,552)	(11,647)
Loss in fair value change of warrant liability	—	(12,745)	—	(30,062)
(Loss) gain on foreign currency transactions	(214)	780	(106)	427
Other income	—	—	6	9
Total other expense	(8,465)	(17,241)	(15,399)	(41,272)

Income before income taxes	34,040	28,710	79,596	62,685
Income tax expense	8,398	10,249	18,094	23,072
Net income	$25,642	$18,461	$61,502	$39,613

Other comprehensive income:
Foreign currency translation, net of reclassification adjustments	53	(708)	(169)	(748)
Comprehensive income	$25,695	$17,753	$61,333	$38,865

Earnings per share from net income:
Basic	$0.26	$0.19	$0.62	$0.41
Diluted	$0.25	$0.18	$0.61	$0.40
Weighted average shares outstanding:
Basic	99,495,657	98,599,271	99,346,439	97,228,058
Diluted	100,840,887	100,414,770	100,802,169	99,152,961

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Twenty-Six Weeks Ended
	February 25, 2023	February 26, 2022
Operating activities
Net income	$61,502	$39,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,904	9,572
Amortization of deferred financing costs and debt discount	1,219	1,332
Stock compensation expense	6,332	5,697
Change in fair value change of warrant liability	—	30,062
Estimated credit losses	219	(5)
Unrealized loss (gain) on foreign currency transactions	106	(427)
Deferred income taxes	6,845	11,814
Amortization of operating lease right-of-use asset	3,330	3,293
Gain on lease termination	—	(30)
Other	118	571
Changes in operating assets and liabilities:
Accounts receivable, net	(15,899)	(6,880)
Inventories	11,063	(24,241)
Prepaid expenses	(2,145)	(1,695)
Other current assets	(4,096)	(29,211)
Accounts payable	(2,359)	6,109
Accrued interest	12	120
Accrued expenses and other current liabilities	(19,583)	(12,098)
Other assets and liabilities	(3,222)	(3,273)
Net cash provided by operating activities	53,346	30,323

Investing activities
Purchases of property and equipment	(1,738)	(4,339)
Issuance of note receivable	—	(1,500)
Investments in intangible and other assets	(195)	(187)
Net cash used in investing activities	(1,933)	(6,026)

Financing activities
Proceeds from option exercises	4,791	1,474
Tax payments related to issuance of restricted stock units and performance stock units	(2,401)	(3,289)
Payments on finance lease obligations	(151)	(157)
Repurchase of common stock	(16,448)	(20,394)
Principal payments of long-term debt	(41,500)	(25,000)
Deferred financing costs	—	(544)
Net cash used in financing activities	(55,709)	(47,910)

Cash and cash equivalents
Net decrease in cash	(4,296)	(23,613)
Effect of exchange rate on cash	9	(263)
Cash at beginning of period	67,494	75,345
Cash and cash equivalents at end of period	$63,207	$51,469

	Twenty-Six Weeks Ended
	February 25, 2023	February 26, 2022
Supplemental disclosures of cash flow information
Cash paid for interest	$14,321	$10,195
Cash paid for taxes	$15,747	$33,162
Non-cash investing and financing transactions
Issuance of common stock in extinguishment of warrant liabilities	$—	$189,897
Operating lease right-of-use assets exchanged for operating lease liabilities	$—	$5,551
Non-cash credits for repayment of note receivable	$78	$—

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 27, 2022	101,322,834	$1,013	1,818,754	$(62,003)	$1,287,224	$214,381	$(1,951)	$1,438,664
Net income	—	—	—	—	—	35,860	—	35,860
Stock-based compensation	—	—	—	—	3,237	—	—	3,237
Foreign currency translation adjustments	—	—	—	—	—	—	(222)	(222)
Repurchase of common stock	—	—	546,346	(16,448)	—	—	—	(16,448)
Shares issued upon vesting of restricted stock units and performance stock units	180,342	2	—	—	(2,300)	—	—	(2,298)
Exercise of options and stock appreciation rights to purchase common stock	353,281	4	—	—	4,559	—	—	4,563
Balance at November 26, 2022	101,856,457	$1,019	2,365,100	$(78,451)	$1,292,720	$250,241	$(2,173)	$1,463,356
Net income	—	—	—	—	—	25,642	—	25,642
Stock-based compensation	—	—	—	—	2,739	—	—	2,739
Foreign currency translation adjustments	—	—	—	—	—	—	53	53
Shares issued upon vesting of restricted stock units	4,584	—	—	—	(103)	—	—	(103)
Exercise of options to purchase common stock	12,130	—	—	—	228	—	—	228
Balance at February 25, 2023	101,873,171	$1,019	2,365,100	(78,451)	1,295,584	$275,883	(2,120)	1,491,915

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 28, 2021	95,882,908	$959	98,234	$(2,145)	$1,085,001	$105,807	$(818)	$1,188,804
Net income	—	—	—	—	—	21,152	—	21,152
Stock-based compensation	—	—	—	—	2,605	—	—	2,605
Foreign currency translation adjustments	—	—	—	—	—	—	(40)	(40)
Shares issued upon vesting of restricted stock units and performance stock units	227,729	2	—	—	(3,190)	—	—	(3,188)
Exercise of options to purchase common stock	19,804	—	—	—	274	—	—	274
Balance at November 27, 2021	96,130,441	$961	98,234	$(2,145)	$1,084,690	$126,959	$(858)	$1,209,607
Net income	—	—	—	—	—	18,461	—	18,461
Stock-based compensation	—	—	—	—	3,092	—	—	3,092
Foreign currency translation adjustments	—	—	—	—	—	—	439	439
Reclassification adjustment for currency translation gains related to the liquidation of foreign entities	—	—	—	—	—	—	(1,147)	(1,147)
Repurchase of common stock	—	—	571,521	(20,394)	—	—	—	(20,394)
Warrant conversion	4,830,761	48	—	—	189,849	—	—	189,897
Shares issued upon vesting of restricted stock units	9,679	1	—	—	(102)	—	—	(101)
Exercise of options to purchase common stock	100,000	1	—	—	1,199	—	—	1,200
Balance at February 26, 2022	101,070,881	1,011	669,755	(22,539)	1,278,728	145,420	(1,566)	1,401,054

See accompanying notes to the unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
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

Unaudited Interim Consolidated Financial Statements

    The unaudited interim consolidated financial statements include the accounts of Simply Good Foods and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Unless the context otherwise requires, “we,” “us,” “our” and the “Company” refer to Simply Good Foods and its subsidiaries.

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

Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

    In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. Additionally, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which extended the period of time for which ASU 2020-04 could be applied. As a result, the amendments in ASU 2020-04 can be applied to contract modifications due to rate reform and eligible existing and new hedging relationships entered into between March 12, 2020 and December 31, 2024. The amendments of these ASUs are effective for all entities and should be applied on a prospective basis.

    On January 21, 2022, the Company entered into a repricing amendment (the “2022 Repricing Amendment”) to its credit agreement with Barclays Bank PLC and other parties (as amended to date, the “Credit Agreement”), as described in Note 5, Long-Term Debt and Line of Credit. In addition to replacing the London Interbank Offered Rate (“LIBOR”) as the Credit Agreement’s reference rate with the Secured Overnight Financing Rate (“SOFR”), the 2022 Repricing Amendment contemporaneously modified other terms that changed, or had the potential to change, the amount or timing of contractual cash flows as contemplated by the guidance in ASU 2020-04. As such, the contract modifications related to the 2022 Repricing Amendment were outside of the scope of the optional guidance in ASU 2020-04. The Company will continue to monitor the effects of rate reform, if any, on any new or amended contracts through December 31, 2024. The Company does not anticipate the amendments in this ASU will be material to its consolidated financial statements.

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

3. Revenue Recognition

    Revenue from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and brands:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
North America (1)
Atkins	$134,351	$135,582	$266,096	$269,376
Quest	154,598	152,573	316,070	290,867
Total North America	288,949	288,155	582,166	560,243
International	7,635	8,563	15,296	17,740
Total net sales	$296,584	$296,718	$597,462	$577,983
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

    Charges related to credit loss on accounts receivables from transactions with external customers were $0.4 million and $0.2 million for the thirteen and twenty-six weeks ended February 25, 2023, respectively. Charges related to credit loss on accounts receivables from transactions with external customers were immaterial for the thirteen and twenty-six weeks ended February 26, 2022. As of February 25, 2023 and August 27, 2022, the allowances for doubtful accounts related to these accounts receivable were $1.8 million and $1.2 million, respectively. Additionally, as of February 25, 2023, the Company had an expected credit loss reserve of $1.0 million on a $3.0 million note receivable related to the Company’s sale of its SimplyProtein® brand and related assets during its fiscal year 2021.

4. Goodwill and Intangibles

    As of February 25, 2023 and August 27, 2022, Goodwill in the Consolidated Balance Sheets was $543.1 million. There were no impairment charges related to goodwill during the thirteen and twenty-six weeks ended February 25, 2023 or since the inception of the Company.

    Intangible assets, net in the Consolidated Balance Sheets consists of the following:

				February 25, 2023
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	47,503	126,497
Licensing agreements	13 years			22,000	9,540	12,460
Proprietary recipes and formulas	7 years			7,000	5,631	1,369
Software and website development costs	3	-	5 years	5,863	4,793	1,070
Intangible assets in progress	3	-	5 years	111	—	111
				$1,182,974	$67,467	$1,115,507

				August 27, 2022
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	41,703	132,297
Licensing agreements	13 years			22,000	8,581	13,419
Proprietary recipes and formulas	7 years			7,000	5,131	1,869
Software and website development costs	3	-	5 years	5,863	4,190	1,673
				$1,182,863	$59,605	$1,123,258

    Changes in Intangible assets, net during the twenty-six weeks ended February 25, 2023 were primarily related to recurring amortization expense. Amortization expense related to intangible assets was $3.9 million and $4.0 million for the thirteen weeks ended February 25, 2023 and February 26, 2022, respectively, and $7.8 million and $7.9 million for the twenty-six weeks ended February 25, 2023 and February 26, 2022, respectively. There were no impairment charges related to intangible assets during the thirteen and twenty-six weeks ended February 25, 2023 and February 26, 2022.

    Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2023	$7,792
2024	14,917
2025	13,522
2026	13,517
2027	13,517
2028 and thereafter	78,131
Total	$141,396

5. Long-Term Debt and Line of Credit

    On July 7, 2017, the Company (through certain of its subsidiaries) entered into the Credit Agreement. The Credit Agreement at that time provided for (i) a term facility of $200.0 million (“Term Facility”) with a seven-year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five-year maturity. Substantially concurrent with the consummation of the business combination which formed the Company between Conyers Park Acquisition Corp. and NCP-ATK Holdings, Inc. on July 7, 2017, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn.

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

    The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all covenants as of February 25, 2023 and August 27, 2022, respectively.

    Long-term debt consists of the following:

(In thousands)	February 25, 2023	August 27, 2022
Term Facility (effective rate of 8.0% at February 25, 2023)	$365,000	$406,500
Finance lease liabilities (effective rate of 5.6% at February 25, 2023)	264	406
Less: Deferred financing fees	2,402	3,620
Total debt	362,862	403,286
Less: Current finance lease liabilities	240	264
Long-term debt, net of deferred financing fees	$362,622	$403,022

    The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended February 25, 2023. The outstanding balance of the Term Facility is due upon its maturity in July 2024.

    As of February 25, 2023, the Company had letters of credit in the amount of $3.5 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support three of the Company’s leased buildings and insurance programs relating to workers’ compensation. No amounts were drawn against these letters of credit at February 25, 2023.

    The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of February 25, 2023 and August 27, 2022, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

Level 3 Measurements

    During the thirteen and twenty-six weeks ended February 26, 2022, the Company had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants were held by Conyers Park Sponsor, LLC (“Conyers Park”), a related party, and were exercised on a cashless basis on January 7, 2022 resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result, there were no outstanding liability-classified Private Warrants as of February 25, 2023 and August 27, 2022. Refer to Note 10, Stockholders’ Equity, for additional details regarding the cashless exercise of the Private Warrants.

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

    The periodic remeasurement of the warrant liability has been reflected in Loss in fair value change of warrant liability within the Consolidated Statements of Operations and Comprehensive Income. The adjustments for the thirteen and twenty-six weeks ended February 26, 2022 were losses of $12.7 million and $30.1 million, respectively.

7. Income Taxes

    The tax expense and the effective tax rate resulting from operations were as follows:

	Twenty-Six Weeks Ended
(In thousands)	February 25, 2023	February 26, 2022
Income before income taxes	$79,596	$62,685
Income tax expense	$18,094	$23,072
Effective tax rate	22.7%	36.8%

    The effective tax rate for the twenty-six weeks ended February 25, 2023 was 14.1% less than the effective tax rate for the twenty-six weeks ended February 26, 2022, which was primarily driven by the non-cash change in the fair value of the warrant liability in the prior fiscal period and other permanent differences.

8. Leases

    The components of lease expense were as follows:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	Statements of Operations Caption	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$2,248	$2,273	$4,500	$4,528
Variable lease cost (1)	Cost of goods sold and General and administrative	780	860	1,518	1,513
Total operating lease cost		3,028	3,133	6,018	6,041
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	63	68	131	136
Interest on lease liabilities	Interest expense	4	8	9	17
Total finance lease cost		67	76	140	153

Total lease cost		$3,095	$3,209	$6,158	$6,194
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

    The right-of-use assets and corresponding liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheets Caption	February 25, 2023	August 27, 2022
Assets
Operating lease right-of-use assets	Other long-term assets	$43,132	$46,460
Finance lease right-of-use assets	Property and equipment, net	235	367
Total lease assets		$43,367	$46,827
Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$7,238	$6,249
Finance lease liabilities	Current maturities of long-term debt	240	264
Long-term:
Operating lease liabilities	Other long-term liabilities	40,814	44,482
Finance lease liabilities	Long-term debt, less current maturities	24	142
Total lease liabilities		$48,316	$51,137

    Future maturities of lease liabilities as of February 25, 2023 were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2023	4,603	127
2024	9,424	145
2025	8,680	—
2026	6,880	—
2027	7,036	—
Thereafter	19,848	—
Total lease payments	56,471	272
Less: Interest	(8,419)	(8)
Present value of lease liabilities	$48,052	$264

    The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	February 25, 2023	August 27, 2022
Weighted-average remaining lease term (in years)
Operating leases	6.89	7.27
Finance leases	1.08	1.51
Weighted-average discount rate
Operating leases	4.7%	4.7%
Finance leases	5.6%	5.6%

    Supplemental and other information related to leases was as follows:

	Twenty-Six Weeks Ended
(In thousands)	February 25, 2023	February 26, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,957	$4,990
Operating cash flows from finance leases	$239	$281
Financing cash flows from finance leases	$151	$157

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

Other

    The Company has entered into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Atkins and Quest brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of February 25, 2023, the Company will be required to make payments of $3.3 million over the next year.

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

    During the twenty-six weeks ended February 25, 2023, the Company repurchased 546,346 shares of common stock at an average share price of $30.11 per share. The Company did not repurchase any shares of common stock during the thirteen weeks ended February 25, 2023. During the thirteen and twenty-six weeks ended February 26, 2022, the Company repurchased 571,271 shares of common stock at an average share price of $35.68 per share. As of February 25, 2023, approximately $71.5 million remained available under the stock repurchase program.

Warrants to Purchase Common Stock

    During the thirteen and twenty-six weeks ended February 26, 2022, the Company had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants were held by Conyers Park, a related party. Each whole warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. On January 7, 2022, Conyers Park elected to exercise the Private Warrants on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result of the cashless exercise on January 7, 2022, there were no outstanding liability-classified Private Warrants as of February 25, 2023 and August 27, 2022.

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

    The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except per share data)	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Basic earnings per share computation:
Numerator:
Net income available to common stockholders	$25,642	$18,461	$61,502	$39,613
Denominator:
Weighted average common shares outstanding - basic	99,495,657	98,599,271	99,346,439	97,228,058
Basic earnings per share from net income	$0.26	$0.19	$0.62	$0.41

Diluted earnings per share computation:
Numerator:
Net income available for common stockholders	$25,642	$18,461	$61,502	$39,613
Numerator for diluted earnings per share	$25,642	$18,461	$61,502	$39,613
Denominator:
Weighted average common shares outstanding - basic	99,495,657	98,599,271	99,346,439	97,228,058
Employee stock options	1,227,507	1,640,199	1,270,406	1,645,793
Non-vested stock units	117,723	175,300	185,324	279,110
Weighted average common shares - diluted	100,840,887	100,414,770	100,802,169	99,152,961
Diluted earnings per share from net income	$0.25	$0.18	$0.61	$0.40

    Diluted earnings per share calculations for the thirteen and twenty-six weeks ended February 25, 2023 excluded 0.6 million and 0.5 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive. Diluted earnings per share calculations for the thirteen and twenty-six weeks ended February 26, 2022 excluded 0.3 million and 0.3 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the thirteen and twenty-six weeks ended February 25, 2023 excluded 0.1 million non-vested stock units and 0.1 million non-vested stock units, respectively, that would have been anti-dilutive. Diluted earnings per share calculations for the thirteen and twenty-six weeks ended February 26, 2022 excluded 0.1 million and 0.1 million of non-vested stock units, respectively, that would have been anti-dilutive.

    The diluted earnings per share calculations for the thirteen and twenty-six weeks ended February 26, 2022 excluded 0.9 million shares and 1.5 million shares issuable upon exercise of Private Warrants, respectively, that would have been anti-dilutive.

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

    The Company recorded stock-based compensation expense of $3.0 million and $3.1 million in the thirteen weeks ended February 25, 2023 and February 26, 2022, respectively, and $6.3 million and $5.7 million in the twenty-six weeks ended February 25, 2023 and February 26, 2022, respectively.

Stock Options

    The following table summarizes stock option activity for the twenty-six weeks ended February 25, 2023:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 27, 2022	2,776,551	$18.04	6.10
Granted	135,001	38.61
Exercised	(326,561)	14.67
Forfeited	(20,009)	31.33
Outstanding as of February 25, 2023	2,564,982	$19.45	5.86
Vested and expected to vest as of February 25, 2023	2,564,982	$19.45	5.86
Exercisable as of February 25, 2023	2,054,267	$15.62	5.16

    As of February 25, 2023, the Company had $5.0 million of total unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.7 years. During the twenty-six weeks ended February 25, 2023 and February 26, 2022, the Company received $4.8 million and $1.5 million in cash from stock option exercises, respectively.

Restricted Stock Units

    The following table summarizes restricted stock unit activity for the twenty-six weeks ended February 25, 2023:

	Units	Weighted average grant-date fair value
Non-vested as of August 27, 2022	453,003	$30.68
Granted	264,992	37.16
Vested	(175,301)	27.23
Forfeited	(44,662)	33.66
Non-vested as of February 25, 2023	498,032	$35.08

    As of February 25, 2023, the Company had $13.3 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.7 years.

Performance Stock Units

    During the twenty-six weeks ended February 25, 2023, the Company granted performance stock units under its equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. Performance stock units were valued using a Monte Carlo simulation.

    The following table summarizes performance stock unit activity for the twenty-six weeks ended February 25, 2023:

	Units	Weighted average grant-date fair value
Non-vested as of August 27, 2022	255,023	$32.82
Granted	50,629	62.55
Vested	(72,452)	27.39
Forfeited	(37,241)	31.00
Non-vested as of February 25, 2023	195,959	$42.85

    As of February 25, 2023, the Company had $5.0 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.5 years.

Stock Appreciation Rights

    Stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the Company’s common stock price and are awarded to non-employee consultants of the Company. The Company’s SARs settle in shares of its common stock once the applicable vesting criteria have been met. The SARs outstanding as of February 25, 2023 cliff vest two years from the date of grant and must be exercised within five years.

    The following table summarizes SARs activity for the twenty-six weeks ended February 25, 2023:

	Shares underlying SARs	Weighted average exercise price
Outstanding as of August 27, 2022	150,000	$24.20
Granted	150,000	37.67
Exercised	(150,000)	24.20
Forfeited	—	—
Outstanding as of February 25, 2023	150,000	$37.67

    The SARs exercised in the twenty-six weeks ended February 25, 2023 resulted in a net issuance of 38,850 shares of the Company’s common stock. The SARs granted in the twenty-six weeks ended February 25, 2023 are liability-classified; therefore the related stock-based compensation expense is based on the vesting provisions and the fair value of the awards.

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

    The Company substantially completed its restructuring activities during the third quarter of fiscal 2022; therefore no restructuring or restructuring-related costs were incurred in the thirteen and twenty-six weeks ended February 25, 2023. In the thirteen and twenty-six weeks ended February 26, 2022, the Company incurred $0.1 million of restructuring and restructuring-related costs. Since the announcement of the restructuring activities in May 2020, the Company incurred aggregate restructuring and restructuring-related costs of $9.9 million.

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

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 27, 2022 (“Annual Report”) and our unaudited consolidated financial statements and the related notes appearing elsewhere in this Report. In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company’s expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified in Item 1A. “Risk Factors” of our Annual Report. The Company assumes no obligation to update any of these forward-looking statements.

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

Business Trends

    We continue to actively monitor the effect of the dynamic macroeconomic inflationary environment in the United States and elsewhere, elevated levels of supply chain costs, and the level of consumer mobility, which includes the rate at which consumers return to working outside the home. Current or future governmental policies may increase the risk of inflation and possible economic recession, which could further increase the costs of ingredients, packaging and finished goods for our business as well as negatively effect consumer behavior and demand for our products. Additionally, management is continuing to monitor the conflict in Ukraine, especially regarding the availability and cost of raw materials that are produced in this region and Europe in general. Management is also monitoring for signs of any expansion of economic or supply chain disruptions or broader supply chain inflationary costs resulting either directly or indirectly from the crisis in Eastern Europe.

    During the thirteen and twenty-six weeks ended February 25, 2023, our business performance was affected by the corresponding unfavorable effects of higher raw material costs, higher co-manufacturing costs, and supply chain challenges, including supply chain disruptions resulting from labor shortages and disruptions in ingredients, and we expect on balance that these inflationary cost pressures and supply chain challenges to continue for the remainder of fiscal year 2023.

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

Results of Operations

    During the thirteen weeks ended February 25, 2023, our net sales were relatively flat at $296.6 million compared to $296.7 million for the thirteen weeks ended February 26, 2022. The positive effects of the price increase effective in the fourth quarter of fiscal year 2022, which drove a 0.3% increase in our North America net sales, were offset by a 10.8% decline in our international net sales and a 1.3% headwind to net sales growth related to our shift from direct sales to licensing the Quest® frozen pizza business in the third quarter of fiscal year 2022. Unfavorable effects of higher raw material, packaging, and co-manufacturing costs and supply chain challenges in the thirteen weeks ended February 25, 2023 resulted in decreased gross profit and gross profit margin as compared to the thirteen weeks ended February 26, 2022. As previously discussed above in “Business Trends,” we expect these inflationary cost pressures and supply chain challenges to continue for the remainder of fiscal year 2023.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended February 25, 2023 and the Thirteen Weeks Ended February 26, 2022

    The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	February 25, 2023	% of Net Sales	February 26, 2022	% of Net Sales
Net sales	$296,584	100.0%	$296,718	100.0%
Cost of goods sold	193,852	65.4%	188,195	63.4%
Gross profit	102,732	34.6%	108,523	36.6%

Operating expenses:
Selling and marketing	29,948	10.1%	31,955	10.8%
General and administrative	25,934	8.7%	26,288	8.9%
Depreciation and amortization	4,345	1.5%	4,329	1.5%
Total operating expenses	60,227	20.3%	62,572	21.1%

Income from operations	42,505	14.3%	45,951	15.5%

Other income (expense):
Interest income	246	0.1%	—	—%
Interest expense	(8,497)	(2.9)%	(5,276)	(1.8)%
Loss in fair value change of warrant liability	—	—%	(12,745)	(4.3)%
(Loss) gain on foreign currency transactions	(214)	(0.1)%	780	0.3%
Total other expense	(8,465)	(2.9)%	(17,241)	(5.8)%

Income before income taxes	34,040	11.5%	28,710	9.7%
Income tax expense	8,398	2.8%	10,249	3.5%
Net income	$25,642	8.6%	$18,461	6.2%

Other financial data:
Adjusted EBITDA (1)	$50,900	17.2%	$54,180	18.3%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales were relatively flat at $296.6 million for the thirteen weeks ended February 25, 2023 compared to $296.7 million for the thirteen weeks ended February 26, 2022, representing a slight decrease of $0.1 million. The slight decrease was primarily attributable to the 10.8% decline in our international business and the 1.3% headwind to net sales growth related to our shift from direct sales to licensing the Quest® frozen pizza business in the third quarter of fiscal year 2022. These decreases were largely offset by the effects of the price increase effective in the fourth quarter of fiscal year 2022, which drove the 0.3% increase in our North America net sales in the thirteen weeks ended February 25, 2023 compared to the thirteen weeks ended February 26, 2022.

    Cost of goods sold. Cost of goods sold increased $5.7 million, or 3.0%, for the thirteen weeks ended February 25, 2023 compared to the thirteen weeks ended February 26, 2022. The cost of goods sold increase was primarily driven by higher raw material, packaging, and co-manufacturing costs and supply chain challenges in the thirteen weeks ended February 25, 2023. As previously discussed above in “Business Trends,” we expect these inflationary cost pressures and supply chain challenges to continue for the remainder of fiscal year 2023.

    Gross profit. Gross profit decreased $5.8 million, or 5.3%, for the thirteen weeks ended February 25, 2023 compared to the thirteen weeks ended February 26, 2022. Additionally, gross profit of $102.7 million, or 34.6% of net sales, for the thirteen weeks ended February 25, 2023 decreased 200 basis points from 36.6% of net sales for the thirteen weeks ended February 26, 2022. The decreases in gross profit and gross profit margin were primarily driven by the unfavorable effects of higher raw material, packaging, and co-manufacturing costs and supply chain challenges in the thirteen weeks ended February 25, 2023 as previously discussed. These decreases were partially offset by the favorable effects of the price increase which became effective in the fourth quarter of fiscal year 2022.

    Operating expenses. Operating expenses decreased $2.3 million, or 3.7%, for the thirteen weeks ended February 25, 2023 and February 26, 2022 due to the following:

•Selling and marketing. Selling and marketing expenses decreased $2.0 million, or 6.3%, for the thirteen weeks ended February 25, 2023 compared to the thirteen weeks ended February 26, 2022, primarily related to the timing of marketing spend.
•General and administrative. General and administrative expenses decreased $0.4 million, or 1.3%, for the thirteen weeks ended February 25, 2023 compared to the thirteen weeks ended February 26, 2022. The decrease in general and administrative expenses was primarily attributable to a reduction in employee-related expenses and the discontinuation of costs related to business integration activities and restructuring charges in the thirteen weeks ended February 25, 2023 compared to costs totaling $0.3 million in the thirteen weeks ended February 26, 2022. These decreases were partially offset by the $0.4 million of executive officer transition costs incurred in the thirteen weeks ended February 25, 2023.
•Depreciation and amortization. Depreciation and amortization expenses were $4.3 million for the thirteen weeks ended February 25, 2023 and February 26, 2022.

    Interest expense. Interest expense increased $3.2 million for the thirteen weeks ended February 25, 2023 compared to the thirteen weeks ended February 26, 2022, primarily due to the increase in interest rates on our Term Facility (as defined below) to 8.0% as of February 25, 2023 from 3.8% as of February 26, 2022. The increase was partially offset by the effect of principal payments reducing the outstanding balance of the Term Facility to $365.0 million as of February 25, 2023 from $431.5 million as of February 26, 2022. Additionally, interest expense related to the amortization of deferred financing costs and debt discount increased $0.2 million for the thirteen weeks ended February 25, 2023 compared to the thirteen weeks ended February 26, 2022.

    Loss in fair value change of warrant liability. There were no outstanding liability-classified Private Warrants during the thirteen weeks ended February 25, 2023. During thirteen weeks ended February 26, 2022, we recorded a non-cash loss of $12.7 million related to changes in valuation of our liability-classified warrants issued through a private placement (“Private Warrants”), which was primarily driven by movements in our stock price. On January 7, 2022, the Private Warrants were exercised on a cashless basis, resulting in a net issuance of 4,830,761 shares of common stock.

    (Loss) gain on foreign currency transactions. Foreign currency transactions resulted in a loss of $0.2 million and a gain of $0.8 million for the thirteen weeks ended February 25, 2023 and February 26, 2022, respectively. During the thirteen weeks ended February 26, 2022, we recognized a foreign currency translation gain of $1.1 million related to the liquidation of a foreign subsidiary. The remaining variance is attributable to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense decreased $1.9 million for the thirteen weeks ended February 25, 2023 compared to the thirteen weeks ended February 26, 2022. The decrease in our income tax expense was primarily driven by lower income from operations and changes in permanent differences.

    Net income. Net income was $25.6 million for the thirteen weeks ended February 25, 2023, an increase of $7.2 million compared to net income of $18.5 million for the thirteen weeks ended February 26, 2022. The increase was primarily driven by the $12.7 million non-cash fair value loss incurred in the thirteen weeks ended February 26, 2022 related to the measurement of our liability-classified Private Warrants. The increase in net income was partially offset by a $3.4 million decrease in income from operations, driven by the unfavorable effects of higher raw material and co-manufacturing costs and supply chain challenges, and the $3.2 million increase in interest expense in the thirteen weeks ended February 25, 2023 as discussed above.

    Adjusted EBITDA. Adjusted EBITDA decreased $3.3 million, or 6.1% for the thirteen weeks ended February 25, 2023 compared to the thirteen weeks ended February 26, 2022, driven primarily by the $3.4 million decrease in income from operations as a result of the unfavorable effects of higher raw material and co-manufacturing costs and supply chain challenges in the thirteen weeks ended February 25, 2023 as discussed above. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Comparison of Unaudited Results for the Twenty-Six Weeks Ended February 25, 2023 and the Twenty-Six Weeks Ended February 26, 2022

    The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	February 25, 2023	% of Net Sales	February 26, 2022	% of Net Sales
Net sales	$597,462	100.0%	$577,983	100.0%
Cost of goods sold	383,738	64.2%	352,905	61.1%
Gross profit	213,724	35.8%	225,078	38.9%

Operating expenses:
Selling and marketing	58,482	9.8%	62,482	10.8%
General and administrative	51,575	8.6%	49,990	8.6%
Depreciation and amortization	8,672	1.5%	8,649	1.5%
Total operating expenses	118,729	19.9%	121,121	21.0%

Income from operations	94,995	15.9%	103,957	18.0%

Other income (expense):
Interest income	253	—%	1	—%
Interest expense	(15,552)	(2.6)%	(11,647)	(2.0)%
Loss in fair value change of warrant liability	—	—%	(30,062)	(5.2)%
(Loss) gain on foreign currency transactions	(106)	—%	427	0.1%
Other income	6	—%	9	—%
Total other expense	(15,399)	(2.6)%	(41,272)	(7.1)%

Income before income taxes	79,596	13.3%	62,685	10.8%
Income tax expense	18,094	3.0%	23,072	4.0%
Net income	$61,502	10.3%	$39,613	6.9%

Other financial data:
Adjusted EBITDA (1)	$111,666	18.7%	$119,795	20.7%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales of $597.5 million represented an increase of $19.5 million, or 3.4%, for the twenty-six weeks ended February 25, 2023 compared to the twenty-six weeks ended February 26, 2022. The increase was primarily attributable to the price increase effective in the fourth quarter of fiscal year 2022, which drove the 3.9% increase in our North America net sales in the twenty-six weeks ended February 25, 2023 compared to the twenty-six weeks ended February 26, 2022. The increase in North America net sales was partially offset by a 13.8% decline in our international business and a 1.2% headwind to net sales growth related to our shift from direct sales to licensing the Quest® frozen pizza business in the third quarter of fiscal year 2022.

    Cost of goods sold. Cost of goods sold increased $30.8 million, or 8.7%, for the twenty-six weeks ended February 25, 2023 compared to the twenty-six weeks ended February 26, 2022. The cost of goods sold increase was primarily driven by higher raw material, packaging, and co-manufacturing costs and supply chain challenges in the twenty-six weeks ended February 25, 2023. As previously discussed above in “Business Trends,” we continue to expect these inflationary cost pressures and supply chain challenges to continue for the remainder of fiscal year 2023.

    Gross profit. Gross profit decreased $11.4 million, or 5.0%, for the twenty-six weeks ended February 25, 2023 compared to the twenty-six weeks ended February 26, 2022. Additionally, gross profit of $213.7 million, or 35.8% of net sales, for the twenty-six weeks ended February 25, 2023 decreased 310 basis points from 38.9% of net sales for the twenty-six weeks ended February 26, 2022. The decreases in gross profit and gross profit margin were primarily driven by the unfavorable effects of higher raw material, packaging, and co-manufacturing costs and supply chain challenges in the twenty-six weeks ended February 25, 2023 as previously discussed. These decreases were partially offset by the favorable effects of the price increase which became effective in the fourth quarter of fiscal year 2022.

    Operating expenses. Operating expenses decreased $2.4 million, or 2.0%, for the twenty-six weeks ended February 25, 2023 compared to the twenty-six weeks ended February 26, 2022 due to the following:

•Selling and marketing. Selling and marketing expenses decreased $4.0 million, or 6.4%, for the twenty-six weeks ended February 25, 2023 compared to the twenty-six weeks ended February 26, 2022, primarily related to the timing of marketing spend.
•General and administrative. General and administrative expenses increased $1.6 million, or 3.2%, for the twenty-six weeks ended February 25, 2023 compared to the twenty-six weeks ended February 26, 2022. The increase in general and administrative expense was primarily attributable to a $0.6 million increase in stock-based compensation, increased corporate expenses, and $0.4 million of executive officer transition costs incurred in the twenty-six weeks ended February 25, 2023. These increases were partially offset by a reduction in employee-related expenses and the discontinuation of costs related to business integration activities and restructuring charges in the twenty-six weeks ended February 25, 2023 compared to costs totaling $0.4 million in the twenty-six weeks ended February 26, 2022.
•Depreciation and amortization. Depreciation and amortization expenses were $8.7 million and $8.6 million for the twenty-six weeks ended February 25, 2023 compared to the twenty-six weeks ended February 26, 2022, respectively.

    Interest expense. Interest expense increased $3.9 million for the twenty-six weeks ended February 25, 2023 compared to the twenty-six weeks ended February 26, 2022, primarily due to the increase in interest rates on our Term Facility (as defined below) to 8.0% as of February 25, 2023 from 3.8% as of February 26, 2022. Interest expense related to the amortization of deferred financing costs and debt discount decreased $0.1 million for the twenty-six weeks ended February 25, 2023 compared to the twenty-six weeks ended February 26, 2022.

    Loss in fair value change of warrant liability. There were no outstanding liability-classified Private Warrants during the twenty-six weeks ended February 25, 2023. During the twenty-six weeks ended February 26, 2022, we recorded a non-cash loss of $30.1 million related to changes in valuation of our Private Warrants, which was primarily driven by movements in our stock price. On January 7, 2022, the Private Warrants were exercised on a cashless basis, resulting in a net issuance of 4,830,761 shares of common stock.

    (Loss) gain on foreign currency transactions. Foreign currency transactions resulted in a loss of $0.1 million and a gain of $0.4 million for the twenty-six weeks ended February 25, 2023 and February 26, 2022, respectively. During the twenty-six weeks ended February 26, 2022, we recognized a foreign currency translation gain of $1.1 million related to the liquidation of a foreign subsidiary. The remaining variance is attributable to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense decreased $5.0 million for the twenty-six weeks ended February 25, 2023 compared to the twenty-six weeks ended February 26, 2022. The decrease in our income tax expense is primarily driven by lower income from operations and changes in permanent differences.

    Net income. Net income was $61.5 million for the twenty-six weeks ended February 25, 2023, an increase of $21.9 million compared to net income of $39.6 million for the twenty-six weeks ended February 26, 2022. The increase was primarily driven by the $30.1 million non-cash fair value loss incurred in the twenty-six weeks ended February 26, 2022 related to the measurement of our liability-classified Private Warrants. The increase in net income was partially offset by a $9.0 million decrease in income from operations, driven by the unfavorable effects of higher raw material and co-manufacturing costs and supply chain challenges in the twenty-six weeks ended February 25, 2023 as discussed above.

    Adjusted EBITDA. Adjusted EBITDA decreased $8.1 million, or 6.8% for the twenty-six weeks ended February 25, 2023 compared to the twenty-six weeks ended February 26, 2022, driven primarily by the $9.0 million decrease in income from operations as a result of the unfavorable effects of higher raw material and co-manufacturing costs and supply chain challenges in the twenty-six weeks ended February 25, 2023 as discussed above. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Reconciliation of EBITDA and Adjusted EBITDA

    EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed as alternatives to net income as an indicator of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). The Company defines EBITDA as net income or loss before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude the following items: stock-based compensation expense, executive transition costs, integration costs, restructuring costs, loss in fair value change of warrant liability, and other non-core expenses. The Company believes that EBITDA and Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors. Management of the Company uses EBITDA and Adjusted EBITDA to supplement net income because these measures reflect operating results of the on-going operations, eliminate items that are not directly attributable to the Company’s underlying operating performance, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics the Company’s management uses in its financial and operational decision making. The Company also believes that EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

    The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen and twenty-six weeks ended February 25, 2023 and February 26, 2022:

(In thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Net income	$25,642	$18,461	$61,502	$39,613
Interest income	(246)	—	(253)	(1)
Interest expense	8,497	5,276	15,552	11,647
Income tax expense	8,398	10,249	18,094	23,072
Depreciation and amortization	4,952	4,831	9,904	9,572
EBITDA	47,243	38,817	104,799	83,903
Stock-based compensation expense	3,019	3,092	6,332	5,697
Executive transition costs	421	—	421	—
Integration of Quest	—	238	—	293
Restructuring	—	56	—	98
Loss in fair value change of warrant liability	—	12,745	—	30,062
Other (1)	217	(768)	114	(258)
Adjusted EBITDA	$50,900	$54,180	$111,666	$119,795
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

    We had $63.2 million in cash as of February 25, 2023. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

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

Debt and Credit Facilities

    On July 7, 2017, we (through certain of our subsidiaries) entered into a credit agreement with Barclays Bank PLC and other parties (as amended to date, the “Credit Agreement”). The Credit Agreement at that time provided for (i) a term facility of $200.0 million (“Term Facility”) with a seven-year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five-year maturity. Substantially concurrent with the consummation of the business combination which formed the Company between Conyers Park Acquisition Corp. and NCP-ATK Holdings, Inc. on July 7, 2017, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn.

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

    The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all covenants as of February 25, 2023 and August 27, 2022, respectively.

    At February 25, 2023, the outstanding balance of the Term Facility was $365.0 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended February 25, 2023. The outstanding balance of the Term Facility is due upon its maturity in July 2024. As of February 25, 2023, there were no amounts drawn against the Revolving Credit Facility.

Stock Repurchase Program

    On October 21, 2022, we announced that our Board of Directors had approved the addition of $50.0 million to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $150.0 million. During the twenty-six weeks ended February 25, 2023, we repurchased 546,346 shares of common stock for $16.4 million, averaging a purchase price per share of $30.11. We did not repurchase any shares of common stock during the thirteen weeks ended February 25, 2023. During the thirteen and twenty-six weeks ended February 26, 2022, we repurchased 571,271 shares of common stock for $20.4 million, averaging a purchase price per share of $35.68.

    As of February 25, 2023, approximately $71.5 million remained available for repurchases under our $150.0 million stock repurchase program. Refer to Note 10, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements in this Report for additional information related to our stock repurchase program.

Cash Flows

    The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Twenty-Six Weeks Ended
	February 25, 2023	February 26, 2022
Net cash provided by operating activities	$53,346	$30,323
Net cash used in investing activities	$(1,933)	$(6,026)
Net cash used in financing activities	$(55,709)	$(47,910)

    Operating activities. Our net cash provided by operating activities increased $23.0 million to $53.3 million for the twenty-six weeks ended February 25, 2023 compared to $30.3 million for the twenty-six weeks ended February 26, 2022. The increase in cash provided by operating activities was primarily attributable to the $17.4 million decrease in cash paid for taxes and changes in working capital for the twenty-six weeks ended February 25, 2023 as compared to the twenty-six weeks ended February 26, 2022. Changes in working capital, comprised of changes in accounts receivable, net, inventories, prepaid expenses, accounts payable, and accrued expenses and other current liabilities, which are driven by the timing of payments and receipts and seasonal building of inventory, consumed cash of $28.9 million in the twenty-six weeks ended February 25, 2023 compared to $38.8 million of cash consumed in the twenty-six weeks ended February 26, 2022. These increases in cash provided by operating activities were partially offset by the $9.0 million decrease in income from operations to $95.0 million for the twenty-six weeks ended February 25, 2023 as compared to $104.0 million for the twenty-six weeks ended February 26, 2022, primarily driven by the unfavorable effects of higher raw material and co-manufacturing costs and supply chain challenges as discussed in “Results of Operations” above. Additionally, cash paid for interest was $14.3 million in the twenty-six weeks ended February 25, 2023, which was an increase of $4.1 million as compared to the $10.2 million paid for interest in the twenty-six weeks ended February 26, 2022.

    Investing activities. Our net cash used in investing activities was $1.9 million for the twenty-six weeks ended February 25, 2023 compared to $6.0 million for the twenty-six weeks ended February 26, 2022. Our net cash used in investing activities for the twenty-six weeks ended February 25, 2023 primarily comprised $1.7 million of purchases of property and equipment. The $6.0 million of net cash used in investing activities for the twenty-six weeks ended February 26, 2022 primarily comprised $4.3 million of purchases of property and equipment and the issuance of a $1.5 million note receivable.

    Financing activities. Our net cash used in financing activities was $55.7 million for the twenty-six weeks ended February 25, 2023 compared to $47.9 million for the twenty-six weeks ended February 26, 2022. Net cash used in financing activities for the twenty-six weeks ended February 25, 2023 primarily consisted of $16.4 million of repurchases in common stock, $41.5 million in principal payments on the Term Facility, and $2.4 million in tax payments related to issuance of restricted stock units and performance stock units, partially offset by $4.8 million of cash proceeds received from option exercises. Net cash used in financing activities for the twenty-six weeks ended February 26, 2022 primarily consisted of $20.4 million in repurchases of common stock, $25.0 million in principal payments on the Term Facility, and $3.3 million in tax payments related to issuance of restricted stock units and performance stock units, partially offset by $1.5 million of cash proceeds received from option exercises.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

    There were no material changes in our market risk exposure during the thirteen week period ended February 25, 2023. We continue to expect to experience logistics challenges in our supply chain as well as on balance higher raw material, packaging, and co-manufacturing costs and supply chain challenges in fiscal year 2023. In addition, current or future governmental policies may increase the risk of inflation and possible economic recession, which could further increase the costs of ingredients, packaging and finished goods for our business as well as negatively effect consumer behavior and demand for our products. As a result, we instituted price increases effective in the first and fourth quarters of fiscal year 2022. However, there can be no assurance that the price increases will fully offset the effects of higher raw material and supply and distribution costs on our results of operations and financial condition. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 25, 2023, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal controls over financial reporting during the quarter ended February 25, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3.    Defaults Upon Senior Securities

    None.

Item 4.    Mine Safety Disclosures

    Not Applicable.

Item 5.    Other Information

    None.

Item 6.    Exhibits

Exhibit No.	Document
3.1	Third Amended and Restated Certificate of Incorporation of The Simply Good Foods Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 25, 2023).
10.1†	Offer Letter, dated January 27, 2023, between The Simply Good Foods Company and Geoff Tanner (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 30, 2023).
10.2†
Transition Agreement, dated January 27, 2023, by and between The Simply Good Foods Company and Joseph E. Scalzo (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 30, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act.
101.INS*	XBRL Instance Document (the instance document does not appear on the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.
† Indicates a management contract or compensatory plan.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	April 5, 2023	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)