Form 10-Q
period 2023-05-27
Simply Good Foods Co
filed 2023-06-29
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 27, 2023

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

As of June 26, 2023, there were 99,548,989 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MAY 27, 2023

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share and per share data)

	May 27, 2023	August 27, 2022
Assets
Current assets:
Cash	$68,794	$67,494
Accounts receivable, net	145,430	132,667
Inventories	105,437	125,479
Prepaid expenses	5,759	5,027
Other current assets	24,390	20,934
Total current assets	349,810	351,601

Long-term assets:
Property and equipment, net	24,414	18,157
Intangible assets, net	1,111,865	1,123,258
Goodwill	543,134	543,134
Other long-term assets	50,778	58,099
Total assets	$2,080,001	$2,094,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$45,867	$62,149
Accrued interest	43	160
Accrued expenses and other current liabilities	25,166	39,675
Current maturities of long-term debt	199	264
Total current liabilities	71,275	102,248

Long-term liabilities:
Long-term debt, less current maturities	320,900	403,022
Deferred income taxes	117,281	105,676
Other long-term liabilities	39,727	44,639
Total liabilities	549,183	655,585
See commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 101,912,526 and 101,322,834 shares issued at May 27, 2023 and August 27, 2022, respectively	1,019	1,013
Treasury stock, 2,365,100 shares and 1,818,754 shares at cost at May 27, 2023 and August 27, 2022, respectively	(78,451)	(62,003)
Additional paid-in-capital	1,299,318	1,287,224
Retained earnings	311,314	214,381
Accumulated other comprehensive loss	(2,382)	(1,951)
Total stockholders’ equity	1,530,818	1,438,664
Total liabilities and stockholders’ equity	$2,080,001	$2,094,249

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Net sales	$324,792	$316,531	$922,254	$894,514
Cost of goods sold	205,546	197,883	589,284	550,788
Gross profit	119,246	118,648	332,970	343,726

Operating expenses:
Selling and marketing	30,168	32,334	88,650	94,816
General and administrative	30,510	26,721	82,085	76,711
Depreciation and amortization	4,363	4,317	13,035	12,966
Total operating expenses	65,041	63,372	183,770	184,493

Income from operations	54,205	55,276	149,200	159,233

Other income (expense):
Interest income	407	—	660	1
Interest expense	(7,649)	(4,881)	(23,201)	(16,528)
Loss in fair value change of warrant liability	—	—	—	(30,062)
Gain on foreign currency transactions	180	76	74	503
Other income	4	17	10	26
Total other expense	(7,058)	(4,788)	(22,457)	(46,060)

Income before income taxes	47,147	50,488	126,743	113,173
Income tax expense	11,716	11,654	29,810	34,726
Net income	$35,431	$38,834	$96,933	$78,447

Other comprehensive income:
Foreign currency translation, net of reclassification adjustments	(262)	(72)	(431)	(820)
Comprehensive income	$35,169	$38,762	$96,502	$77,627

Earnings per share from net income:
Basic	$0.36	$0.39	$0.98	$0.80
Diluted	$0.35	$0.38	$0.96	$0.78
Weighted average shares outstanding:
Basic	99,518,546	100,426,227	99,404,174	98,294,114
Diluted	100,909,972	102,237,457	100,847,970	100,190,068

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirty-Nine Weeks Ended
	May 27, 2023	May 28, 2022
Operating activities
Net income	$96,933	$78,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,044	14,398
Amortization of deferred financing costs and debt discount	2,011	2,073
Stock compensation expense	10,456	8,691
Change in fair value change of warrant liability	—	30,062
Estimated credit losses	206	148
Unrealized loss (gain) on foreign currency transactions	(74)	(503)
Deferred income taxes	11,696	14,140
Amortization of operating lease right-of-use asset	5,018	4,955
Gain on lease termination	—	(30)
Other	759	345
Changes in operating assets and liabilities:
Accounts receivable, net	(13,334)	(35,269)
Inventories	19,444	(15,006)
Prepaid expenses	(745)	(170)
Other current assets	(1,595)	(37,288)
Accounts payable	(16,115)	5,585
Accrued interest	(117)	154
Accrued expenses and other current liabilities	(15,030)	676
Other assets and liabilities	(4,145)	(4,045)
Net cash provided by operating activities	110,412	67,363

Investing activities
Purchases of property and equipment	(10,108)	(4,696)
Issuance of note receivable	—	(2,400)
Investments in intangible and other assets	(338)	(187)
Net cash used in investing activities	(10,446)	(7,283)

Financing activities
Proceeds from option exercises	5,035	4,343
Tax payments related to issuance of restricted stock units and performance stock units	(2,755)	(3,536)
Payments on finance lease obligations	(217)	(235)
Repurchase of common stock	(16,448)	(28,504)
Principal payments of long-term debt	(81,500)	(50,000)
Deferred financing costs	(2,694)	(544)
Net cash used in financing activities	(98,579)	(78,476)

Cash and cash equivalents
Net increase (decrease) in cash	1,387	(18,396)
Effect of exchange rate on cash	(87)	(229)
Cash at beginning of period	67,494	75,345
Cash and cash equivalents at end of period	$68,794	$56,720

	Thirty-Nine Weeks Ended
	May 27, 2023	May 28, 2022
Supplemental disclosures of cash flow information
Cash paid for interest	$21,295	$14,301
Cash paid for taxes	$19,542	$43,430
Non-cash investing and financing transactions
Issuance of common stock in extinguishment of warrant liabilities	$—	$189,897
Operating lease right-of-use assets exchanged for operating lease liabilities	$—	$6,881
Non-cash credits for repayment of note receivable	$221	$—
Non-cash additions to intangible assets	$120	$—

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 27, 2022	101,322,834	$1,013	1,818,754	$(62,003)	$1,287,224	$214,381	$(1,951)	$1,438,664
Net income	—	—	—	—	—	35,860	—	35,860
Stock-based compensation	—	—	—	—	3,237	—	—	3,237
Foreign currency translation adjustments	—	—	—	—	—	—	(222)	(222)
Repurchase of common stock	—	—	546,346	(16,448)	—	—	—	(16,448)
Shares issued upon vesting of restricted stock units and performance stock units	180,342	2	—	—	(2,300)	—	—	(2,298)
Exercise of options and stock appreciation rights to purchase common stock	353,281	4	—	—	4,559	—	—	4,563
Balance at November 26, 2022	101,856,457	$1,019	2,365,100	$(78,451)	$1,292,720	$250,241	$(2,173)	$1,463,356
Net income	—	—	—	—	—	25,642	—	25,642
Stock-based compensation	—	—	—	—	2,739	—	—	2,739
Foreign currency translation adjustments	—	—	—	—	—	—	53	53
Shares issued upon vesting of restricted stock units	4,584	—	—	—	(103)	—	—	(103)
Exercise of options to purchase common stock	12,130	—	—	—	228	—	—	228
Balance at February 25, 2023	101,873,171	$1,019	2,365,100	(78,451)	1,295,584	$275,883	(2,120)	1,491,915
Net income	—	—	—	—	—	$35,431	—	35,431
Stock-based compensation	—	—	—	—	3,844	—	—	3,844
Foreign currency translation adjustments	—	—	—	—	—	—	(262)	(262)
Shares issued upon vesting of restricted stock units	18,960	1	—	—	(355)	—	—	(354)
Exercise of options to purchase common stock	20,395	(1)	—	—	245	—	—	244
Balance at May 27, 2023	101,912,526	1,019	2,365,100	(78,451)	1,299,318	311,314	(2,382)	1,530,818

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 28, 2021	95,882,908	$959	98,234	$(2,145)	$1,085,001	$105,807	$(818)	$1,188,804
Net income	—	—	—	—	—	21,152	—	21,152
Stock-based compensation	—	—	—	—	2,605	—	—	2,605
Foreign currency translation adjustments	—	—	—	—	—	—	(40)	(40)
Shares issued upon vesting of restricted stock units and performance stock units	227,729	2	—	—	(3,190)	—	—	(3,188)
Exercise of options to purchase common stock	19,804	—	—	—	274	—	—	274
Warrant conversion	—	—	—	—	—	—	—	—
Balance at November 27, 2021	96,130,441	$961	98,234	$(2,145)	$1,084,690	$126,959	$(858)	$1,209,607
Net income	—	—	—	—	—	18,461	—	18,461
Stock-based compensation	—	—	—	—	3,092	—	—	3,092
Foreign currency translation adjustments	—	—	—	—	—	—	439	439
Reclassification adjustment for currency translation gains related to the liquidation of foreign entities	—	—	—	—	—	—	(1,147)	(1,147)
Repurchase of common stock	—	—	571,521	(20,394)	—	—	—	(20,394)
Warrant conversion	4,830,761	48	—	—	189,849	—	—	189,897
Shares issued upon vesting of restricted stock units	9,679	1	—	—	(102)	—	—	(101)
Exercise of options to purchase common stock	100,000	1	—	—	1,199	—	—	1,200
Balance at February 26, 2022	101,070,881	1,011	669,755	(22,539)	1,278,728	145,420	(1,566)	1,401,054
Net income	—	—	—	—	—	38,834	—	38,834
Stock-based compensation	—	—	—	—	2,994	—	—	2,994
Repurchase of common stock	—	—	218,221	(8,110)	—	—	—	(8,110)
Foreign currency translation adjustments	—	—	—	—	—	—	(72)	(72)
Shares issued upon vesting of restricted stock units	11,358	—	—	—	(247)	—	—	(247)
Exercise of options to purchase common stock	232,987	2	—	—	2,867	—	—	2,869
Balance at May 28, 2022	101,315,226	1,013	887,976	(30,649)	1,284,342	184,254	(1,638)	1,437,322

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

3. Revenue Recognition

    Revenue from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and brands:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
North America (1)
Atkins	$142,057	$148,163	$408,153	$417,539
Quest	174,477	160,261	490,547	451,128
Total North America	316,534	308,424	898,700	868,667
International	8,258	8,107	23,554	25,847
Total net sales	$324,792	$316,531	$922,254	$894,514
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

    Charges related to credit loss on accounts receivables from transactions with external customers were $0.2 million and $0.4 million for the thirteen and thirty-nine weeks ended May 27, 2023, respectively. Charges related to credit loss on accounts receivables from transactions with external customers were $0.2 million and $0.1 million for the thirteen and thirty-nine weeks ended May 28, 2022, respectively. As of May 27, 2023 and August 27, 2022, the allowances for doubtful accounts related to these accounts receivable were $1.8 million and $1.2 million, respectively. Additionally, as of May 27, 2023, the Company had an expected credit loss reserve of $1.0 million on a $3.0 million note receivable related to the Company’s sale of its SimplyProtein® brand and related assets during its fiscal year 2021.

4. Goodwill and Intangibles

    As of May 27, 2023 and August 27, 2022, Goodwill in the Consolidated Balance Sheets was $543.1 million. There were no impairment charges related to goodwill during the thirteen and thirty-nine weeks ended May 27, 2023 or since the inception of the Company.

    Intangible assets, net in the Consolidated Balance Sheets consists of the following:

				May 27, 2023
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	50,403	123,597
Licensing agreements	13 years			22,000	10,019	11,981
Proprietary recipes and formulas	7 years			7,000	5,881	1,119
Software and website development costs	3	-	5 years	6,022	5,068	954
Intangible assets in progress	3	-	5 years	214	—	214
				$1,183,236	$71,371	$1,111,865

				August 27, 2022
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	41,703	132,297
Licensing agreements	13 years			22,000	8,581	13,419
Proprietary recipes and formulas	7 years			7,000	5,131	1,869
Software and website development costs	3	-	5 years	5,863	4,190	1,673
				$1,182,863	$59,605	$1,123,258

    Changes in Intangible assets, net during the thirty-nine weeks ended May 27, 2023 were primarily related to recurring amortization expense. Amortization expense related to intangible assets was $3.9 million and $4.0 million for the thirteen weeks ended May 27, 2023 and May 28, 2022, respectively, and $11.8 million and $11.9 million for the thirty-nine weeks ended May 27, 2023 and May 28, 2022, respectively. There were no impairment charges related to intangible assets during the thirteen and thirty-nine weeks ended May 27, 2023 and May 28, 2022.

    Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2023	$3,867
2024	14,846
2025	13,554
2026	13,517
2027	13,517
2028 and thereafter	78,350
Total	$137,651

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

On April 25, 2023, the Company entered into the “2023 Repricing Amendment” to the Credit Agreement. The 2023 Repricing Amendment, (i) reduced the interest rate per annum applicable to the Initial Term Loans outstanding under the Credit Agreement immediately prior to April 25, 2023, and (ii) provided for an extension of the maturity date of the Initial Term Loans from July 7, 2024, to March 17, 2027.

The 2023 Repricing Amendment did not change the interest rate on the Revolving Credit Facility, which continues to bear interest based upon the Company’s consolidated net leverage ratio as of the end of the fiscal quarter for which consolidated financial statements are delivered to the Administrative Agent under the Credit Agreement. No additional debt was incurred, or any proceeds received by the Company in connection with the 2023 Repricing Amendment. No amounts under the Term Facility were repaid as a result of the execution of the 2023 Repricing Amendment.

    Effective as of the 2023 Repricing Amendment, the interest rate per annum for the Initial Term Loans is based on either:
i.A base rate equaling the higher of (a) the “prime rate,” (b) the federal funds effective rate plus 0.50%, or (c) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) applicable for an interest period of one month plus 1.00% plus (x) 1.50% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility; or
ii.SOFR plus a credit spread adjustment equal to 0.10% for one-month SOFR, 0.15% for up to three-month SOFR and 0.25% for up to six-month SOFR, subject to a floor of 0.50%, plus (x) 2.50% margin for the Term Loan or (y) 3.00% margin for the Revolving Credit Facility.

In connection with the closing of the 2023 Repricing Amendment, the Company expensed $2.4 million primarily for third-party fees and capitalized an additional $2.7 million primarily for the payment of upfront lender fees (original issue discount).

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

    The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all covenants as of May 27, 2023 and August 27, 2022, respectively.

    Long-term debt consists of the following:

(In thousands)	May 27, 2023	August 27, 2022
Term Facility (effective rate of 7.7% at May 27, 2023)	$325,000	$406,500
Finance lease liabilities (effective rate of 5.6% at May 27, 2023)	202	406
Less: Deferred financing fees	4,103	3,620
Total debt	321,099	403,286
Less: Current finance lease liabilities	199	264
Long-term debt, net of deferred financing fees	$320,900	$403,022

    The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended May 27, 2023. The outstanding balance of the Term Facility is due upon its maturity in March 2027.

    As of May 27, 2023, the Company had letters of credit in the amount of $3.5 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support three of the Company’s leased buildings and insurance programs relating to workers’ compensation. No amounts were drawn against these letters of credit at May 27, 2023.

    The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of May 27, 2023 and August 27, 2022, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

Level 3 Measurements

    During the thirty-nine weeks ended May 28, 2022, the Company had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants were held by Conyers Park Sponsor, LLC (“Conyers Park”), a related party, and were exercised on a cashless basis on January 7, 2022 resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result, there were no outstanding liability-classified Private Warrants as of May 27, 2023 and August 27, 2022. Refer to Note 10, Stockholders’ Equity, for additional details regarding the cashless exercise of the Private Warrants.

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

    The periodic remeasurement of the warrant liability has been reflected in Loss in fair value change of warrant liability within the Consolidated Statements of Operations and Comprehensive Income. The adjustment for the thirty-nine weeks ended May 28, 2022 was a gain of $30.1 million.

7. Income Taxes

    The tax expense and the effective tax rate resulting from operations were as follows:

	Thirty-Nine Weeks Ended
(In thousands)	May 27, 2023	May 28, 2022
Income before income taxes	$126,743	$113,173
Provision for income taxes	$29,810	$34,726
Effective tax rate	23.5%	30.7%

    The effective tax rate for the thirty-nine weeks ended May 27, 2023 was 7.2% less than the effective tax rate for the thirty-nine weeks ended May 28, 2022, which was primarily driven by the non-cash change in the fair value of the warrant liability in the prior fiscal period and other permanent differences.

8. Leases

    The components of lease expense were as follows:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	Statements of Operations Caption	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$2,245	$2,278	$6,745	$6,806
Variable lease cost (1)	Cost of goods sold and General and administrative	1,047	787	2,565	2,300
Total operating lease cost		3,292	3,065	9,310	9,106
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	58	69	189	205
Interest on lease liabilities	Interest expense	3	7	12	24
Total finance lease cost		61	76	201	229

Total lease cost		$3,353	$3,141	$9,511	$9,335
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

    The right-of-use assets and corresponding liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheets Caption	May 27, 2023	August 27, 2022
Assets
Operating lease right-of-use assets	Other long-term assets	$41,444	$46,460
Finance lease right-of-use assets	Property and equipment, net	178	367
Total lease assets		$41,622	$46,827
Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$7,396	$6,249
Finance lease liabilities	Current maturities of long-term debt	199	264
Long-term:
Operating lease liabilities	Other long-term liabilities	38,933	44,482
Finance lease liabilities	Long-term debt, less current maturities	3	142
Total lease liabilities		$46,531	$51,137

    Future maturities of lease liabilities as of May 27, 2023 were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2023	2,321	61
2024	9,424	145
2025	8,680	—
2026	6,880	—
2027	7,036	—
Thereafter	19,848	—
Total lease payments	54,189	206
Less: Interest	(7,860)	(4)
Present value of lease liabilities	$46,329	$202

    The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	May 27, 2023	August 27, 2022
Weighted-average remaining lease term (in years)
Operating leases	6.69	7.27
Finance leases	0.85	1.51
Weighted-average discount rate
Operating leases	4.7%	4.7%
Finance leases	5.6%	5.6%

    Supplemental and other information related to leases was as follows:

	Thirty-Nine Weeks Ended
(In thousands)	May 27, 2023	May 28, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,905	$7,155
Operating cash flows from finance leases	$394	$472
Financing cash flows from finance leases	$217	$235

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

Other

    The Company has entered into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Atkins and Quest brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of May 27, 2023, the Company will be required to make payments of $3.3 million over the next year.

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

    The Company did not repurchase any shares of common stock during the thirteen weeks ended May 27, 2023. During the thirty-nine weeks ended May 27, 2023, the Company repurchased 546,346 shares of common stock at an average share price of $30.11 per share. During the thirteen weeks ended May 28, 2022, the Company repurchased 218,221 shares of common stock at an average share price of 37.16 per share. During the thirty-nine weeks ended May 28, 2022, the Company repurchased 789,742 shares of common stock at an average share price of $36.09. As of May 27, 2023, approximately $71.5 million remained available under the stock repurchase program.

Warrants to Purchase Common Stock

    During the thirteen and thirty-nine weeks ended May 28, 2022, the Company had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants were held by Conyers Park, a related party. Each whole warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. On January 7, 2022, Conyers Park elected to exercise the Private Warrants on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result of the cashless exercise on January 7, 2022, there were no outstanding liability-classified Private Warrants as of May 27, 2023 and August 27, 2022.

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

    The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share data)	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Basic earnings per share computation:
Numerator:
Net income available to common stockholders	$35,431	$38,834	$96,933	$78,447
Denominator:
Weighted average common shares outstanding - basic	99,518,546	100,426,227	99,404,174	98,294,114
Basic earnings per share from net income	$0.36	$0.39	$0.98	$0.80

Diluted earnings per share computation:
Numerator:
Net income available for common stockholders	$35,431	$38,834	$96,933	$78,447
Numerator for diluted earnings per share	$35,431	$38,834	$96,933	$78,447
Denominator:
Weighted average common shares outstanding - basic	99,518,546	100,426,227	99,404,174	98,294,114
Employee stock options	1,228,922	1,604,847	1,256,898	1,633,278
Non-vested stock units	162,504	206,383	186,898	262,676
Weighted average common shares - diluted	100,909,972	102,237,457	100,847,970	100,190,068
Diluted earnings per share from net income	$0.35	$0.38	$0.96	$0.78

    Diluted earnings per share calculations for the thirteen and thirty-nine weeks ended May 27, 2023 excluded 0.7 million and 0.6 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive. Diluted earnings per share calculations for the thirteen and thirty-nine weeks ended May 28, 2022 excluded 0.3 million and 0.3 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the thirteen and thirty-nine weeks ended May 27, 2023 excluded an immaterial amount of non-vested stock units that would have been anti-dilutive. Diluted earnings per share calculations for the thirteen and thirty-nine weeks ended May 28, 2022 excluded an immaterial amount of non-vested stock units that would have been anti-dilutive.

    The diluted earnings per share calculations for the thirty-nine weeks ended May 28, 2022 excluded 1.0 million shares issuable upon exercise of Private Warrants that would have been anti-dilutive.

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

    The Company recorded stock-based compensation expense of $4.1 million and $3.0 million in the thirteen weeks ended May 27, 2023 and May 28, 2022, respectively, and $10.5 million and $8.7 million in the thirty-nine weeks ended May 27, 2023 and May 28, 2022, respectively.

Stock Options

    The following table summarizes stock option activity for the thirty-nine weeks ended May 27, 2023:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 27, 2022	2,776,551	$18.04	6.10
Granted	285,001	37.73
Exercised	(346,956)	14.51
Forfeited	(35,624)	32.04
Outstanding as of May 27, 2023	2,678,972	$20.41	5.86
Vested and expected to vest as of May 27, 2023	2,678,972	$20.41	5.86
Exercisable as of May 27, 2023	2,029,757	$15.60	4.93

    As of May 27, 2023, the Company had $6.4 million of total unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.8 years. During the thirty-nine weeks ended May 27, 2023 and May 28, 2022, the Company received $5.0 million and $4.3 million in cash from stock option exercises, respectively.

Restricted Stock Units

    The following table summarizes restricted stock unit activity for the thirty-nine weeks ended May 27, 2023:

	Units	Weighted average grant-date fair value
Non-vested as of August 27, 2022	453,003	$30.68
Granted	289,046	37.16
Vested	(203,880)	28.11
Forfeited	(48,883)	33.38
Non-vested as of May 27, 2023	489,286	$35.31

    As of May 27, 2023, the Company had $11.9 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.5 years.

Performance Stock Units

    During the thirty-nine weeks ended May 27, 2023, the Company granted performance stock units under its equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. Performance stock units were valued using a Monte Carlo simulation.

    The following table summarizes performance stock unit activity for the thirty-nine weeks ended May 27, 2023:

	Units	Weighted average grant-date fair value
Non-vested as of August 27, 2022	255,023	$32.82
Granted	50,629	62.55
Vested	(72,452)	27.39
Forfeited	(37,241)	31.00
Non-vested as of May 27, 2023	195,959	$42.85

    As of May 27, 2023, the Company had $4.2 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.2 years.

Stock Appreciation Rights

    Stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the Company’s common stock price and are awarded to non-employee consultants of the Company. The Company’s SARs settle in shares of its common stock once the applicable vesting criteria have been met. The SARs outstanding as of May 27, 2023 cliff vest two years from the date of grant and must be exercised within five years.

    The following table summarizes SARs activity for the thirty-nine weeks ended May 27, 2023:

	Shares underlying SARs	Weighted average exercise price
Outstanding as of August 27, 2022	150,000	$24.20
Granted	150,000	37.67
Exercised	(150,000)	24.20
Forfeited	—	—
Outstanding as of May 27, 2023	150,000	$37.67

    The SARs exercised in the thirty-nine weeks ended May 27, 2023 resulted in a net issuance of 38,850 shares of the Company’s common stock. The SARs granted in the thirty-nine weeks ended May 27, 2023 are liability-classified; therefore the related stock-based compensation expense is based on the vesting provisions and the fair value of the awards.

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

    The Company substantially completed its restructuring activities during the third quarter of fiscal 2022; therefore no restructuring or restructuring-related costs were incurred in the thirteen and thirty-nine weeks ended May 27, 2023 and the thirteen weeks ended May 28, 2022. During the thirty-nine weeks ended May 28, 2022, the Company incurred $0.1 million of restructuring and restructuring-related costs. Since the announcement of the restructuring activities in May 2020, the Company incurred aggregate restructuring and restructuring-related costs of $9.9 million.

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

    During the thirteen and thirty-nine weeks ended May 27, 2023, our business performance was affected by the corresponding unfavorable effects of higher raw material costs, higher co-manufacturing costs, and supply chain challenges, including supply chain disruptions resulting from labor shortages and disruptions in ingredients, and we expect on balance that these inflationary cost pressures and supply chain challenges to continue for the remainder of fiscal year 2023.

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

Results of Operations

    During the thirteen weeks ended May 27, 2023, our net sales increased slightly to $324.8 million compared to $316.5 million for the thirteen weeks ended May 28, 2022. The positive effects of the price increase effective in the fourth quarter of fiscal year 2022 drove a 2.6% increase in our North America net sales. Unfavorable effects of higher raw material, packaging, and co-manufacturing costs and supply chain challenges in the thirteen weeks ended May 27, 2023 resulted in decreased gross profit and gross profit margin as compared to the thirteen weeks ended May 28, 2022. As previously discussed above in “Business Trends,” we expect these inflationary cost pressures and supply chain challenges to continue for the remainder of fiscal year 2023.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended May 27, 2023 and the Thirteen Weeks Ended May 28, 2022

    The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	May 27, 2023	% of Net Sales	May 28, 2022	% of Net Sales
Net sales	$324,792	100.0%	$316,531	100.0%
Cost of goods sold	205,546	63.3%	197,883	62.5%
Gross profit	119,246	36.7%	118,648	37.5%

Operating expenses:
Selling and marketing	30,168	9.3%	32,334	10.2%
General and administrative	30,510	9.4%	26,721	8.4%
Depreciation and amortization	4,363	1.3%	4,317	1.4%
Total operating expenses	65,041	20.0%	63,372	20.0%

Income from operations	54,205	16.7%	55,276	17.5%

Other income (expense):
Interest income	407	0.1%	—	—%
Interest expense	(7,649)	(2.4)%	(4,881)	(1.5)%
Gain on foreign currency transactions	180	0.1%	76	—%
Other income	4	—%	17	—%
Total other expense	(7,058)	(2.2)%	(4,788)	(1.5)%

Income before income taxes	47,147	14.5%	50,488	16.0%
Income tax expense	11,716	3.6%	11,654	3.7%
Net income	$35,431	10.9%	$38,834	12.3%

Other financial data:
Adjusted EBITDA (1)	$66,635	20.5%	$63,291	20.0%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales were $324.8 million for the thirteen weeks ended May 27, 2023 compared to $316.5 million for the thirteen weeks ended May 28, 2022, representing an increase of $8.3 million. Price increases effective in the fourth quarter of fiscal year 2022 contributed to the 2.6% increase in our North America net sales in the thirteen weeks ended May 27, 2023 compared to the thirteen weeks ended May 28, 2022.

    Cost of goods sold. Cost of goods sold increased $7.7 million, or 3.9%, for the thirteen weeks ended May 27, 2023 compared to the thirteen weeks ended May 28, 2022. The cost of goods sold increase was primarily driven by higher raw material, packaging, and co-manufacturing costs and supply chain challenges in the thirteen weeks ended May 27, 2023.

    Gross profit. Gross profit increased by $0.6 million, or 0.5%, for the thirteen weeks ended May 27, 2023 compared to the thirteen weeks ended May 28, 2022. Additionally, gross profit of $119.2 million, or 36.7% of net sales, for the thirteen weeks ended May 27, 2023 decreased 80 basis points from 37.5% of net sales for the thirteen weeks ended May 28, 2022. The decrease in gross profit margin was primarily driven by the unfavorable effects of higher raw material, packaging, and co-manufacturing costs and supply chain challenges in the thirteen weeks ended May 27, 2023 as previously discussed. This decrease was partially offset by the favorable effects of the price increase which became effective in the fourth quarter of fiscal year 2022.

    Operating expenses. Operating expenses increased $1.7 million, or 2.6%, for the thirteen weeks ended May 27, 2023 compared to the thirteen weeks ended May 28, 2022 due to the following:

•Selling and marketing. Selling and marketing expenses decreased $2.2 million, or 6.7%, for the thirteen weeks ended May 27, 2023 compared to the thirteen weeks ended May 28, 2022, primarily related to the timing of marketing spend.
•General and administrative. General and administrative expenses increased $3.8 million, or 14.2%, for the thirteen weeks ended May 27, 2023 compared to the thirteen weeks ended May 28, 2022. The increase in general and administrative expenses was primarily attributable to $2.4 million of fees related to the extension of the Term Loan, $0.9 million of stock based compensation, $0.7 million of executive officer transition costs, and increased plant trial spend, partially offset by a reduction in employee-related expenses and the discontinuation of costs related to business integration activities.
•Depreciation and amortization. Depreciation and amortization expenses were $4.4 million for the thirteen weeks ended May 27, 2023 and May 28, 2022.

    Interest expense. Interest expense increased $2.8 million for the thirteen weeks ended May 27, 2023 compared to the thirteen weeks ended May 28, 2022, primarily due to the increase in interest rates on our Term Facility (as defined below) to 7.7% as of May 27, 2023 from 4.7% as of May 28, 2022. The increase was partially offset by the effect of principal payments reducing the outstanding balance of the Term Facility to $325.0 million as of May 27, 2023 from $406.5 million as of May 28, 2022. Additionally, interest expense related to the amortization of deferred financing costs and debt discount increased $0.1 million for the thirteen weeks ended May 27, 2023 compared to the thirteen weeks ended May 28, 2022.

    Gain on foreign currency transactions. Foreign currency transactions resulted in a gain of $0.2 million and a gain of $0.1 million for the thirteen weeks ended May 27, 2023 and May 28, 2022, respectively. The variance is attributable to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense increased $0.1 million for the thirteen weeks ended May 27, 2023 compared to the thirteen weeks ended May 28, 2022. The decrease in our income tax expense was primarily driven by lower income from operations and changes in permanent differences.

    Net income. Net income was $35.4 million for the thirteen weeks ended May 27, 2023, a decrease of $3.4 million compared to net income of $38.8 million for the thirteen weeks ended May 28, 2022. The decrease in net income was partially driven by a $1.1 million decrease in income from operations, unfavorable effects of higher raw material and co-manufacturing costs and supply chain challenges, and the $2.8 million increase in interest expense in the thirteen weeks ended May 27, 2023 as discussed above.

    Adjusted EBITDA. Adjusted EBITDA increased $3.3 million, or 5.3% for the thirteen weeks ended May 27, 2023 compared to the thirteen weeks ended May 28, 2022, driven primarily by higher gross profit and lower selling and marketing spend. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Comparison of Unaudited Results for the Thirty-Nine Weeks Ended May 27, 2023 and the Thirty-Nine Weeks Ended May 28, 2022

    The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 27, 2023	% of Net Sales	May 28, 2022	% of Net Sales
Net sales	$922,254	100.0%	$894,514	100.0%
Cost of goods sold	589,284	63.9%	550,788	61.6%
Gross profit	332,970	36.1%	343,726	38.4%

Operating expenses:
Selling and marketing	88,650	9.6%	94,816	10.6%
General and administrative	82,085	8.9%	76,711	8.6%
Depreciation and amortization	13,035	1.4%	12,966	1.4%
Total operating expenses	183,770	19.9%	184,493	20.6%

Income from operations	149,200	16.2%	159,233	17.8%

Other income (expense):
Interest income	660	0.1%	1	—%
Interest expense	(23,201)	(2.5)%	(16,528)	(1.8)%
Loss in fair value change of warrant liability	—	—%	(30,062)	(3.4)%
Gain on foreign currency transactions	74	—%	503	0.1%
Other income	10	—%	26	—%
Total other expense	(22,457)	(2.4)%	(46,060)	(5.1)%

Income before income taxes	126,743	13.7%	113,173	12.7%
Income tax expense	29,810	3.2%	34,726	3.9%
Net income	$96,933	10.5%	$78,447	8.8%

Other financial data:
Adjusted EBITDA (1)	$178,301	19.3%	$183,086	20.5%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales of $922.3 million represented an increase of $27.7 million, or 3.1%, for the thirty-nine weeks ended May 27, 2023 compared to the thirty-nine weeks ended May 28, 2022. The increase was primarily attributable to the price increase effective in the fourth quarter of fiscal year 2022, which drove the 3.5% increase in our North America net sales in the thirty-nine weeks ended May 27, 2023 compared to the thirty-nine weeks ended May 28, 2022. The increase in North America net sales was partially offset by a 8.9% decline in our international business and a 0.8% headwind to net sales growth related to our shift from direct sales to licensing the Quest® frozen pizza business in the third quarter of fiscal year 2022.

    Cost of goods sold. Cost of goods sold increased $38.5 million, or 7.0%, for the thirty-nine weeks ended May 27, 2023 compared to the thirty-nine weeks ended May 28, 2022. The cost of goods sold increase was primarily driven by higher raw material, packaging, and co-manufacturing costs and supply chain challenges in the thirty-nine weeks ended May 27, 2023.

    Gross profit. Gross profit decreased $10.8 million, or 3.1%, for the thirty-nine weeks ended May 27, 2023 compared to the thirty-nine weeks ended May 28, 2022. Additionally, gross profit of $333.0 million, or 36.1% of net sales, for the thirty-nine weeks ended May 27, 2023 decreased 230 basis points from 38.4% of net sales for the thirty-nine weeks ended May 28, 2022. The decreases in gross profit and gross profit margin were primarily driven by the unfavorable effects of higher raw material, packaging, and co-manufacturing costs and supply chain challenges in the thirty-nine weeks ended May 27, 2023 as previously discussed. These decreases were partially offset by the favorable effects of the price increase which became effective in the fourth quarter of fiscal year 2022.

    Operating expenses. Operating expenses decreased $0.7 million, or 0.4%, for the thirty-nine weeks ended May 27, 2023 compared to the thirty-nine weeks ended May 28, 2022 due to the following:

•Selling and marketing. Selling and marketing expenses decreased $6.2 million, or 6.5%, for the thirty-nine weeks ended May 27, 2023 compared to the thirty-nine weeks ended May 28, 2022, primarily related to the timing of marketing spend.
•General and administrative. General and administrative expenses increased $5.4 million, or 7.0%, for the thirty-nine weeks ended May 27, 2023 compared to the thirty-nine weeks ended May 28, 2022. The increase in general and administrative expense was primarily attributable to a $1.8 million increase in stock-based compensation, $1.2 million of executive officer transition costs, increased general corporate costs and increased plant trial spend in the thirty-nine weeks ended May 27, 2023. These increases were partially offset by the discontinuation of costs related to business integration activities and restructuring charges of $0.6 million and a reduction in employee-related expenses in the thirty-nine weeks ended May 28, 2022.
•Depreciation and amortization. Depreciation and amortization expenses were $13.0 million and $13.0 million for the thirty-nine weeks ended May 27, 2023 compared to the thirty-nine weeks ended May 28, 2022, respectively.

    Interest expense. Interest expense increased $6.7 million for the thirty-nine weeks ended May 27, 2023 compared to the thirty-nine weeks ended May 28, 2022, primarily due to the increase in interest rates on our Term Facility (as defined below) to 7.7% as of May 27, 2023 from 4.7% as of May 28, 2022. Interest expense related to the amortization of deferred financing costs and debt discount decreased $0.1 million for the thirty-nine weeks ended May 27, 2023 compared to the thirty-nine weeks ended May 28, 2022.

    Loss in fair value change of warrant liability. There were no outstanding liability-classified Private Warrants during the thirty-nine weeks ended May 27, 2023. During the thirty-nine weeks ended May 28, 2022, we recorded a non-cash loss of $30.1 million related to changes in valuation of our Private Warrants, which was primarily driven by movements in our stock price. On January 7, 2022, the Private Warrants were exercised on a cashless basis, resulting in a net issuance of 4,830,761 shares of common stock.

    Gain on foreign currency transactions. Foreign currency transactions resulted in a gain of $0.1 million and a gain of $0.5 million for the thirty-nine weeks ended May 27, 2023 and May 28, 2022, respectively. During the thirty-nine weeks ended, we recognized a foreign currency translation gain of $1.1 million related to the liquidation of a foreign subsidiary. The remaining variance is attributable to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense decreased $4.9 million for the thirty-nine weeks ended May 27, 2023 compared to the thirty-nine weeks ended May 28, 2022. The decrease in our income tax expense is primarily driven by lower income from operations and changes in permanent differences.

    Net income. Net income was $96.9 million for the thirty-nine weeks ended May 27, 2023, an increase of $18.5 million compared to net income of $78.4 million for the thirty-nine weeks ended May 28, 2022. The increase was primarily driven by the $30.1 million non-cash fair value loss incurred in the thirty-nine weeks ended May 28, 2022 related to the measurement of our liability-classified Private Warrants. The increase was partially offset by a $10.0 million decrease in income from operations driven by the unfavorable effects of higher raw material and co-manufacturing costs and supply chain challenges, and higher interest costs associated with long-term debt in the thirty-nine weeks ended May 27, 2023 as discussed above.

    Adjusted EBITDA. Adjusted EBITDA decreased $4.8 million, or 2.6% for the thirty-nine weeks ended May 27, 2023 compared to the thirty-nine weeks ended May 28, 2022, driven primarily by better than expected net sales and lower SG&A costs. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Reconciliation of EBITDA and Adjusted EBITDA

    EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed as alternatives to net income as an indicator of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). The Company defines EBITDA as net income or loss before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude the following items: stock-based compensation expense, executive transition costs, integration costs, restructuring costs, loss in fair value change of warrant liability, term loan transaction fees, and other non-core expenses. The Company believes that EBITDA and Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors. Management of the Company uses EBITDA and Adjusted EBITDA to supplement net income because these measures reflect operating results of the on-going operations, eliminate items that are not directly attributable to the Company’s underlying operating performance, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics the Company’s management uses in its financial and operational decision making. The Company also believes that EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

    The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen and thirty-nine weeks ended May 27, 2023 and May 28, 2022:

(In thousands)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Net income	$35,431	$38,834	$96,933	$78,447
Interest income	(407)	—	(660)	(1)
Interest expense	7,649	4,881	23,201	16,528
Income tax expense	11,716	11,654	29,810	34,726
Depreciation and amortization	5,140	4,826	15,044	14,398
EBITDA	59,529	60,195	164,328	144,098
Stock-based compensation expense	4,124	2,994	10,456	8,691
Executive transition costs	737	—	1,158	—
Integration of Quest	—	175	—	468
Restructuring	—	—	—	98
Loss in fair value change of warrant liability	—	—	—	30,062
Term loan transaction fees	2,423	—	2,423	—
Other (1)	(178)	(73)	(64)	(331)
Adjusted EBITDA	$66,635	$63,291	$178,301	$183,086
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

    We had $68.8 million in cash as of May 27, 2023. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

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

On April 25, 2023, the Company entered into the “2023 Repricing Amendment” to the Credit Agreement. The 2023 Repricing Amendment, (i) reduced the interest rate per annum applicable to the Initial Term Loans outstanding under the Credit Agreement immediately prior to April 25, 2023, and (ii) provided for an extension of the maturity date of the Initial Term Loans from July 7, 2024, to March 17, 2027.

The 2023 Repricing Amendment did not change the interest rate on the Revolving Credit Facility, which continues to bear interest based upon the Company’s consolidated net leverage ratio as of the end of the fiscal quarter for which consolidated financial statements are delivered to the Administrative Agent under the Credit Agreement. No additional debt was incurred, or any proceeds received by the Company in connection with the 2023 Repricing Amendment. No amounts under the Term Facility were repaid as a result of the execution of the 2023 Repricing Amendment.

    Effective as of the 2023 Repricing Amendment, the interest rate per annum for the Initial Term Loans is based on either:
i.A base rate equaling the higher of (a) the “prime rate,” (b) the federal funds effective rate plus 0.50%, or (c) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) applicable for an interest period of one month plus 1.00% plus (x) 1.50% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility; or

ii.SOFR plus a credit spread adjustment equal to 0.10% for one-month SOFR, 0.15% for up to three-month SOFR and 0.25% for up to six-month SOFR, subject to a floor of 0.50%, plus (x) 2.50% margin for the Term Loan or (y) 3.00% margin for the Revolving Credit Facility.

In connection with the closing of the 2023 Repricing Amendment, the Company expensed $2.4 million primarily for third-party fees and capitalized an additional $2.7 million primarily for the payment of upfront lender fees (original issue discount).

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

    The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all covenants as of May 27, 2023 and August 27, 2022, respectively.

    At May 27, 2023, the outstanding balance of the Term Facility was $325.0 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended May 27, 2023. The outstanding balance of the Term Facility is due upon its maturity in March 2027. As of May 27, 2023, there were no amounts drawn against the Revolving Credit Facility.

Stock Repurchase Program

    On October 21, 2022, we announced that our Board of Directors had approved the addition of $50.0 million to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $150.0 million. The Company did not repurchase any shares of common stock during the thirteen weeks ended May 27, 2023. During the thirty-nine weeks ended May 27, 2023, the Company repurchased 546,346 shares of common stock at an average share price of $30.11 per share. During the thirteen weeks ended May 28, 2022, the Company repurchased 218,221 shares of common stock at an average share price of $37.16 per share. During the thirty-nine weeks ended May 28, 2022, the Company repurchased 789,742 shares of common stock at an average share price of $36.09 per share.

    As of May 27, 2023, approximately $71.5 million remained available for repurchases under our $150.0 million stock repurchase program. Refer to Note 10, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements in this Report for additional information related to our stock repurchase program.

Cash Flows

    The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Thirty-Nine Weeks Ended
	May 27, 2023	May 28, 2022
Net cash provided by operating activities	$110,412	$67,363
Net cash used in investing activities	$(10,446)	$(7,283)
Net cash used in financing activities	$(98,579)	$(78,476)

    Operating activities. Our net cash provided by operating activities increased $43.0 million to $110.4 million for the thirty-nine weeks ended May 27, 2023 compared to $67.4 million for the thirty-nine weeks ended May 28, 2022. The increase in cash provided by operating activities was primarily attributable to the $23.9 million decrease in cash paid for taxes, and changes in working capital for the thirty-nine weeks ended May 27, 2023 as compared to the thirty-nine weeks ended May 28, 2022. Changes in working capital, comprised of changes in accounts receivable, net, inventories, prepaid expenses, accounts payable, and accrued expenses and other current liabilities, which are driven by the timing of payments and receipts and seasonal building of inventory, consumed cash of $25.8 million in the thirty-nine weeks ended May 27, 2023 compared to $44.2 million of cash consumed in the thirty-nine weeks ended May 28, 2022. These increases in cash provided by operating activities were partially offset by the $10.0 million decrease in income from operations to $149.2 million for the thirty-nine weeks ended May 27, 2023 as compared to $159.2 million for the thirty-nine weeks ended May 28, 2022, primarily driven by the unfavorable effects of higher raw material and co-manufacturing costs and supply chain challenges as discussed in “Results of Operations” above. Additionally, cash paid for interest was $21.3 million in the thirty-nine weeks ended May 27, 2023, which was an increase of $7.0 million as compared to the $14.3 million paid for interest in the thirty-nine weeks ended May 28, 2022.

    Investing activities. Our net cash used in investing activities was $10.4 million for the thirty-nine weeks ended May 27, 2023 compared to $7.3 million for the thirty-nine weeks ended May 28, 2022. Our net cash used in investing activities for the thirty-nine weeks ended May 27, 2023 primarily comprised $10.1 million of purchases of property and equipment. The $7.3 million of net cash used in investing activities for the thirty-nine weeks ended May 28, 2022 primarily comprised $4.7 million of purchases of property and equipment and the issuance of a $2.4 million note receivable.

    Financing activities. Our net cash used in financing activities was $98.6 million for the thirty-nine weeks ended May 27, 2023 compared to $78.5 million for the thirty-nine weeks ended May 28, 2022. Net cash used in financing activities for the thirty-nine weeks ended May 27, 2023 primarily consisted of $16.4 million of repurchases in common stock, $81.5 million in principal payments on the Term Facility, and $2.8 million in tax payments related to issuance of restricted stock units and performance stock units, partially offset by $5.0 million of cash proceeds received from option exercises. Net cash used in financing activities for the thirty-nine weeks ended May 28, 2022 primarily consisted of $28.5 million in repurchases of common stock, $50.0 million in principal payments on the Term Facility, and $3.5 million in tax payments related to issuance of restricted stock units and performance stock units, partially offset by $4.3 million of cash proceeds received from option exercises. During the thirteen weeks ended May 27, 2023, the Company extended its Term Loan maturity to March 2027 from July 2024. The Company paid $2.7 million of incremental deferred financing fees, primarily for the payment of upfront lender fees (original issue discount), in conjunction with the term loan transaction.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

    There were no material changes in our market risk exposure during the thirteen week period ended May 27, 2023. We continue to expect to experience logistics challenges in our supply chain as well as on balance higher raw material, packaging, and co-manufacturing costs and supply chain challenges in fiscal year 2023. In addition, current or future governmental policies may increase the risk of inflation and possible economic recession, which could further increase the costs of ingredients, packaging and finished goods for our business as well as negatively effect consumer behavior and demand for our products. As a result, we instituted price increases effective in the first and fourth quarters of fiscal year 2022. However, there can be no assurance that the price increases will fully offset the effects of higher raw material and supply and distribution costs on our results of operations and financial condition. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 27, 2023, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal controls over financial reporting during the quarter ended May 27, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
10.1
Repricing Amendment, dated as of April 25, 2023, by and among Atkins Intermediate Holdings, LLC, a Delaware limited liability company, Conyers Park Acquisition Corp., a Delaware corporation, Simply Good Foods USA, In., a New York corporation, Atkins Nutritional Holdings, Inc., a Delaware corporation, Atkins Nutritional Holdings II, Inc., a Delaware corporation, NCP-ATK Holdings, Inc., a Delaware corporation, the other guarantors party thereto, the financial institutions party thereto as Consenting Lenders and the Replacement Lender and Barclays Bank PLC, as administrative agent.

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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	June 29, 2023	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)