Form 10-K
period 2023-08-26
Simply Good Foods Co
filed 2023-10-24
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 26, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 24, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter was approximately $3.5 billion based on the closing price of $38.54 for one share of common stock, as reported on the Nasdaq Capital Market on that date. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of October 18, 2023, there were 99,603,880 shares of common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant’s definitive proxy statement, in connection with its 2024 annual meeting of stockholders, to be filed within 120 days after the end of fiscal year ended August 26, 2023, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

The Simply Good Foods Company and Subsidiaries

Cautionary Note Regarding Forward Looking Statements

This Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. We caution you that these forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. You should not place undue reliance on forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These forward-looking statements include, among other things, statements regarding our operations being dependent on changes in consumer preferences and purchasing habits regarding our products, a global supply chain and effects of supply chain constraints and inflationary pressure on us and our contract manufacturers, our ability to continue to operate at a profit or to maintain our margins, the effect pandemics or other global disruptions on our business, financial condition and results of operations, the sufficiency of our sources of liquidity and capital, our ability to maintain current operation levels and implement our growth strategies, our ability to maintain and gain market acceptance for our products or new products, our ability to capitalize on attractive opportunities, our ability to respond to competition and changes in the economy including changes regarding inflation and increasing ingredient and packaging costs and labor challenges at our contract manufacturers and third party logistics providers, the amounts of or changes with respect to certain anticipated raw materials and other costs, difficulties and delays in achieving the synergies and cost savings in connection with acquisitions, changes in the business environment in which we operate including general financial, economic, capital market, regulatory and geopolitical conditions affecting us and the industry in which we operate, our ability to maintain adequate product inventory levels to timely supply customer orders, changes in taxes, tariffs, duties, governmental laws and regulations, the availability of or competition for other brands, assets or other opportunities for investment by us or to expand our business, competitive product and pricing activity, difficulties of managing growth profitably, the loss of one or more members of our management team, potential for increased costs and harm to our business resulting from unauthorized access of the information technology systems we use in our business, expansion of our wellness platform and other risks and uncertainties indicated in this Report, including those set forth under “Risk Factors” in this Report. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including in this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and those contained in subsequent reports we will file with the SEC. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

Explanatory Note

    Unless the context otherwise requires, the terms “we,” “us,” “our” the “Company” and “Simply Good Foods” refer to The Simply Good Foods Company and its subsidiaries. In context, “Quest” may also refer to the Quest® brand and “Atkins” may also refer to the Atkins® brand.

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

Risks Related to our Business

•Changing consumer preferences, habits, perceptions and discretionary spending, which may negatively affect our brand loyalty and net sales.
•Our dependence on a global supply chain and effects of supply chain constraints and inflationary pressure on us or our suppliers.
•Our ability to maintain or increase prices or fail to implement our growth strategies successfully.
•Our inability to compete successfully in the highly competitive nutritional snacking industry.
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

PART I

Item 1. Business.

Overview

    The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements, and other product offerings. The product portfolio we develop, market and sell consists primarily of protein bars, ready-to-drink (“RTD”) shakes, sweet and salty snacks and confectionery products marketed under the Quest® and Atkins® brand names. Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities in the nutritional snacking space.

    Our nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies and health-and-wellness trends: Quest for consumers seeking a variety of protein-rich foods and beverages that also limit sugars and simple carbohydrates and Atkins for those following a low-carbohydrate lifestyle or seeking to manage weight or blood sugar levels. We distribute our products in major retail channels, primarily in North America, including grocery, club, and mass merchandise, as well as through e-commerce, convenience, specialty, and other channels. Our portfolio of nutritious snacking brands gives us a strong platform with which to introduce new products, expand distribution, and attract new consumers to our products.

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

With our Quest brand, we strive to offer an attractive line up of protein bars, cookies, protein chips and salty snacks, RTD shakes, and confections, which target these existing and emerging consumer trends. With our Atkins brand, we strive to offer a compelling line of protein bars, RTD shakes, cookies, protein chips and salty snacks, and confections. Our sales, marketing, and research and development capabilities enable us to distribute products to a national customer base across a spectrum of retail channels, including the mass merchandise, grocery, drug, club stores, e-commerce, and small format retail such as convenience stores and gas stations.

    The Simply Good Foods Company (“Simply Good Foods”) was formed on March 30, 2017, to acquire NCP-ATK Holdings, Inc. (“Atkins”), on July 7, 2017. As part of Simply Good Foods’ strategy to become an industry leading snacking platform, in November 2019, we acquired Quest Nutrition, LLC (“Quest”). This transaction is referred to as the “Quest Acquisition.”

    Our principal executive offices are located at 1225 17th Street, Suite 1000, Denver, Colorado, 80202. Our telephone number is (303) 633-2840. We maintain a web site at www.thesimplygoodfoodscompany.com.

Business Trends in Fiscal Year 2023

    Throughout fiscal year 2023, we continued to actively monitor the effects of the dynamic macroeconomic inflationary environment in the United States and elsewhere, elevated levels of supply chain costs, the level of consumer mobility, including the rate at which consumers return to working outside the home, and consumer behavior. Current or future governmental policies may increase the risk of inflation and possible economic recession, which could further increase the costs of ingredients, packaging and finished goods for our business as well as negatively affect consumer behavior and demand for our products.

During fiscal year 2023, our business performance was affected by unfavorable raw material costs, higher co-manufacturing costs, and supply chain challenges, including supply chain disruptions resulting from labor shortages and disruptions in sourcing ingredients. The supply chain environment showed signs of improvement during fiscal year 2023 and we expect to see improvement during fiscal year 2024 in overall cost environment and in our gross margin. We continue to proactively engage with our retail customers, contract manufacturers, and logistics and transportation providers, to meet demand for our products and to remain informed of any challenges within our business operations.

    For more information on the effects of supply chain cost increases on our profitability during fiscal year 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Our Strengths

Powerful brands with strong consumer awareness and loyalty. We are a leader in the fast growing nutritional snacking category, and both the Quest and Atkins brands are leading brands with combined scale in protein bars, protein chips, confections, cookies, and RTD shakes. Our highly focused snacking portfolio provides us with a leading position within retailers’ nutrition and wellness aisles, resulting in meaningful shelf space. Our brands can appeal to both consumers interested in an active lifestyle who are seeking protein-rich, low-carb snacking options as well as weight management program consumers, which makes our brands highly attractive and strategic for a diverse set of retailers across various distribution channels.

Aligned with consumer mega trends. Increasing global concern about growing rates of obesity and weight-related diseases and other health issues has resulted in increased scientific, media and consumer focus on nutrition. Over 100 independent, peer reviewed, clinical studies show the benefits of controlling carbohydrates. We believe this focus is prompting consumers to rebalance their nutritional breakdown away from carbohydrates. Our brand attributes, “low-carb,” “low-sugar” and “protein-rich” nutrition, are well aligned with consumer mega trends. In addition, we believe consumers’ eating habits are gradually shifting towards increased convenience, snacking and meal replacement. We also believe our portfolio of convenient and nutritious products and our ongoing effort to meet consumer demands for convenient snacking options support their individual health, nutrition and lifestyle goals.

Scalable snacking and food platform. We have been able to grow our product offerings for both of our nutritious snacking brands through our line extensions and through acquisitions. Our in-house product development experience and our outsourced manufacturing model allow us to bring new products to market quickly. We pride ourselves on knowing our consumers and gleaning insights that lead to new products and ideas. We believe we can leverage our strong relationships with our retail customers and distributors, a strong brand building track record, and category management expertise to help new products, brands and brand extensions gain distribution and consumer recognition, allowing us to continue to successfully expand our snacking platform.

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

Experienced leadership team. Simply Good Foods has an experienced team of industry veterans with extensive experience across multiple branded consumer products, food and nutrition categories. Our management team’s extensive experience is complemented by the significant industry expertise of our Board of Directors. Our management team’s deep expertise and proven record of accomplishment in managing brands and operating packaged food businesses is a key driver of our success and we believe positions Simply Good Foods as an attractive vehicle for future long-term growth within the nutritional snacking space.

Our Strategies

Innovate and expand the portfolio of product offerings to meet consumer demand for higher protein products and new product forms. We intend to continue to enhance, strengthen and expand our product offerings with new and innovative flavors and forms and packaging alternatives, all while maintaining a commitment to delivering products that meet our targeted nutritional profile and provide the convenience and taste consumers crave. Our in-house research and development laboratories allow us to develop new products internally and bring them to market quickly through our contract manufacturing network without diverging from high standards of taste, nutritional content, quality, and safety. Additionally, we intend to satisfy developing and changing consumer preferences through the pursuit of merger and acquisition transactions.

Leverage platform to expand in attractive food and snacking categories. We believe the fragmented snacking category presents an opportunity for consolidation and the opportunity to build, through disciplined acquisitions, a leading platform in the nutritional snacking space. As a leader in nutritious snacking, we believe we have the unique capability to leverage our operating platform, product innovation expertise and customer relationships to expand beyond our current brands. In addition, we believe the nutritious snacking category will continue to grow given its relatively low household penetration and favorable consumer trends of snacking, health and wellness, convenience, and on-the-go consumption. Our experienced management team has deep expertise in brand building that we believe will help us to expand the business into additional brands and products in the snacking segment. Over time, we expect to continue seeking to identify and evaluate acquisition opportunities to complement our platform, and we see significant opportunity for growth and synergies in complementary adjacent snacking categories such as the “better-for-you” eating space.

    Expand distribution in white space opportunities. In the fifty-two weeks ended August 26, 2023, approximately 77% of Quest’s gross sales in the U.S. and approximately 86% of Atkins’ gross sales in the U.S. were through the mass retailer, grocery and convenience store distribution channels. Our management believes there is opportunity for the brands to further penetrate those channels as well as other distribution channels such as convenience and club stores. In addition, while shoppers have increased e-commerce purchases generally, approximately 21% of Quest’s gross sales for the fifty-two weeks ended August 26, 2023 were through its e-commerce channel and approximately 14% of Atkins’ gross sales for the same period were through its e-commerce channel. We intend to leverage our brand recognition to develop further the distribution channels through which we reach consumers, including through the continued expansion of the e-commerce channel.

Continue our marketing efforts and strategies to both increase household penetration and reach consumers beyond our core historic buyers.

We intend to expand our marketing efforts to bring first-time buyers into the Quest and Atkins brand franchises. For our Quest brand, our historic consumer base has been individuals pursuing a performance-based active and athletic lifestyle and for our Atkins’ brand it has been people interested in weight management. As public opinion on the use of chronic weight management medication is shifting significantly as the popularity of clinical solutions grows and more medications are approved by the FDA, we are looking to communicate to consumers who have elected to use these medications what we believe are the complementary benefits of using our products to support achieving or maintaining their weight management goals.

For both the Quest and Atkins brands, we have an active and growing digital and social presence, using a comprehensive approach of search, banner, and search engine optimization efforts. We are a leader in social media, with an evolving social media presence on major channels such as Facebook, Instagram, Pinterest, X (formerly known as Twitter) and YouTube. We also have a growing network of social influencers and content creators, who promote our products in their targeted social media posts. We believe that social media is a cost-effective way of continuing to attract and retain our consumers. We believe that our ongoing efforts to educate consumers about the benefits of our nutrition philosophy and lifestyle will further reinforce our brands. For our Quest brand, we have used a national, targeted broadcast ad campaign, and continue to leverage targeted streaming television ads and an extensive network of social media influencers and content creators who prompt both our Quest brand products through their online posts to motivate new buyers and product introductions. For our Atkins brand, we use targeted broadcast and streaming television and print ads with a celebrity-based campaign that attempts to (i) motivate potential programmatic weight loss consumers to try the Atkins approach to healthier eating and weight loss as these Atkins consumers are our most loyal, profitable and frequent purchasers and (ii) broaden the reach of the Atkins brand to appeal to those consumers generally interested in low carbohydrate, low sugar nutrition.

We intend to continue to make focused changes to our approach to consumer outreach to attract consumers beyond our historic core buyers. For our Quest brand, we intend to enhance our marketing efforts to reach more consumers who are seeking products that are aligned with their choice to pursue a healthy and active lifestyle. For the Atkins brand, we intend to continue our marketing efforts to attract self-directed low-carbohydrate and health motivated eaters (those individuals not on a program diet) who buy and consume our Atkins products. We also note the Atkins brand has approximately 96% aided brand awareness with U.S. consumers and the Quest brand has approximately 76% aided brand awareness with U.S. consumers.

Our Vision and Mission

    Our vision is to lead the nutritional snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements and other product offerings. Our mission is to empower healthy lives through smart and satisfying nutrition.

Our Products

Core Quest Products

    Our core Quest brand products consist of protein bars, cookies, salty snacks and confections.

    Protein Bars. To keep on-the-go consumers energized and fueled, our Quest bars offer a convenient and effective solution, providing consumers with protein, fiber and a delicious taste. The typical Quest bar profile contains about 20 grams of protein, 5 grams or less of net carbs and about 1 gram of sugar. Quest offers more than 25 different flavors of protein bars.

    Cookies. First launched in 2018, Quest’s cookie products are a convenient source of high-protein combined with low net carbs and low-sugar. Available in a variety of flavors including Chocolate Chip, Peanut Butter, Oatmeal Raisin and Snickerdoodle, Quest’s cookies typically contain about 15 grams of protein, 4 grams or less of net carbs and less than 1 gram of sugar. Quest also offers soft baked frosted cookies containing about 5 grams of protein, 1 grams of net carbs and less than 1 gram of sugar.

    Salty Snacks. Quest’s protein chips, including the tortilla-style chips launched in spring 2018, quickly became a high-selling product offering an attractive nutrition profile when compared to conventional chip products. Offered in flavors including nacho cheese, ranch, chili lime, BBQ, loaded taco and spicy sweet chili, Quest’s chips typically contain about 18 grams of protein, about 4 grams of net carbs, and around 6 grams of fat compared to 2 grams of protein, 15 grams of net carbs and 8 grams of fat for a well-known leading conventional brand. Quest’s cheddar cheese crackers launched during fiscal year 2023, contain 10 grams of protein, 5 grams of net carbs and 7 grams of fat.

    Confections. Quest’s confections include full-size and mini peanut butter cups, “fudgey” brownie, “gooey” caramel candy bites, chocolatey coated peanut candies and “coconutty” caramel candy bars sold in a variety of packaging. The full-size peanut butter cups feature a nutrition profile for two cups of 11 grams of protein, 1 gram of net carbs, less than 1 gram of sugar and 4 grams of fiber. The mini peanut butter cups feature a nutrition profile per serving of 8 grams of protein, 1 gram of net carbs, less than 1 gram of sugar and 3 grams of fiber. The candy bars feature a nutrition profile of 12 grams of protein, 3 to 4 grams of net carbs, about 1 gram of sugar and about 9 grams of fiber. The candy bites feature a nutrition profile of 5 grams of protein, 1 gram of net carbs, l to 3 grams of net carbs, about 1 gram of sugar and 4 to 9 grams of fiber.

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

Marketing, Advertising and Consumer Outreach

Our marketing efforts are designed to increase consumer awareness of and demand for our products. We employ a broad mix of marketing, including coupons, product sampling, consumer and trade events, advertising (television, online and print) and recipe and food plans, to target our consumers. We also use online resources, including social media sites, to communicate with consumers and build interest in our brands. Our advertising and use of online resources are aimed at increasing consumer preference and usage of our brands. Our trade promotions focus on obtaining retail feature and display support, achieving optimum retail product prices and securing retail shelf space. We use coupons (freestanding insert newspaper, store register, on-pack and online coupons) to help stimulate product trial and repeat purchases by providing consumers with economic incentives. The mix of these marketing activities varies between the Quest and Atkins brands.

As part of our advocacy on the advantages of a protein-rich, low-carbohydrate, and low-sugar dietary approach, we have devoted portions of our respective brand websites and social media to promote consumer education, engagement, and dialogue about the benefits of our nutritional approaches and how our products can fit within those approaches. Our sales and marketing team gathers information and feedback from consumers and retailers to enable us to better meet changing consumer needs. We also believe that an effective marketing tool is to share educational information through our brand websites to explain each brand’s approach to nutrition and the nutritional qualities of our products. We also provide access to consumer service representatives to answer questions and educate consumers on nutrition, new products and developments. As part of this approach, over time, for those consumers who have elected to use weight management medications to pursue their weight management goals we expect to develop and enhance our marketing messages regarding how we believe our products can be used to meet their snacking use occasions and be complementary to their use of medication for weight management to achieve and maintain their weight management goals.

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

    In the fifty-two weeks ended August 26, 2023, approximately 66% of Selling and marketing expenses were spent on advertising costs.

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

We believe an important component of meeting consumers’ nutritional needs is a focus on evolving current products. We are committed to continually finding new and innovative formulations for our products, as well as using “better-for-you” ingredients like nuts, fiber and whey protein, while continually improving taste and quality.

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

We also believe the fragmented snacking category presents an opportunity for consolidation and the opportunity to build, through disciplined acquisitions, a leading platform in the nutritional snacking space. As a leader in nutritious snacking, we believe we have the unique capability to leverage our operating platform and customer relationships to expand beyond our current brands. Our experienced management team has deep expertise in brand building to expand the business into additional brands and products in the nutritional snacking segment. Simply Good Foods is actively seeking to identify and evaluate new acquisition opportunities to complement our existing portfolio, and sees significant opportunity for growth and synergies in complementary adjacent snacking categories such as sports/active and adult nutritional snacks, salty snacks and protein snacks, as well as in the “better-for-you” eating space.

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

Competition

We compete primarily with nutritional snacking brands in large retail and e-commerce environments. The nutritional snacking industry is fragmented and highly competitive and includes a number of diverse competitors. Our identified branded competitors include, but are not limited to, CLIF Bar, KIND bars, Boost, Premier Protein, Core Power, Fairlife, Muscle Milk, ONE bar, Pure Protein, Slimfast, and think!. We believe that the principal competitive factors in the nutritional snacking industry are:

•brand awareness and loyalty among consumers;
•product ingredients;
•macronutrient profile of products;
•product claims;
•product taste and texture;
•convenience of products;
•media spending;
•product variety, packaging and labeling; and
•access to retailer shelf space.

    We believe that we currently compete effectively with respect to each of these factors. However, a number of companies in the nutritional snacking industry have greater financial resources, more comprehensive product lines, broader market presence, longer standing relationships with distributors and suppliers, longer operating histories, greater distribution capabilities, stronger brand recognition, and greater marketing resources than we have.

Supply Chain

We operate an asset-light business model. For the manufacture of our products, we contract with contract manufacturers, and as a result, our operations are highly flexible and require minimal capital expenditure. The supply chain for our international business also uses exclusively contract manufacturers.

U.S. Supply Chain. The majority of our products are shipped directly to one central warehouse, which is a leased warehouse managed by a third-party logistics provider. We also have a separate warehouse for a portion of our distribution needs. A substantial portion of our inventory is shipped directly to our retailers from the warehouse by the same third-party logistics provider. Most of our remaining customers pick-up their orders at our distribution centers and make their own arrangements for delivery to their fulfillment network. For certain customers, RTD shakes are shipped directly from the contract manufacturer to the customers’ locations. We believe our use of demand forecasting and vendor-managed inventory systems enables us to meet shipping demands, ensure timely delivery of orders and offer service levels to our customers.

Sourcing. The principal ingredients to manufacture our products include chocolate and other coatings, dairy, proteins, soy, and nuts. Our packaging consists of flexible film, cartons, tetra paper, and corrugate. All of our core ingredients are purchased according to rigorous standards to assure food quality and safety. These core ingredients are generally available in adequate quantities from several suppliers. We competitively bid with major suppliers to source competitively priced, quality ingredients and packaging that meet our standards. For certain ingredients we establish direct purchasing agreements with suppliers, under which our contract manufacturers source ingredients to produce finished products. We also actively manage the cost of most of our packaging supplies, such as corrugate, film, and cartons. The cost of sourcing our ingredients and packaging has been affected by the current elevated levels of supply chain cost inflation in the United States and elsewhere. For more information, see “– Business Trends in Fiscal Year 2023,” above.

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

    Retailers. We have a wide variety of customers across the mass, food, club, drug, and e-commerce channels. A substantial majority of our sales are generated from a limited number of retailers. Sales to our largest retailer, Walmart, represented approximately 31% of consolidated sales in fiscal year 2023, of which approximately 24% is through their mass retail channel and approximately 7% is through their Sam’s club and e-commerce channels. Sales to our next largest retailer, Amazon, represented approximately 16% of consolidated sales in fiscal year 2023. No other customer represents more than 10% of sales. For additional information, please see the risk factor “We rely on sales to a limited number of retailers for a substantial majority of our net sales, and losing one or more such retailers may materially harm our business. In addition, we maintain “at will” contracts with these retailers, which do not require recurring or minimum purchase amounts of our products.”

    E-Commerce. We aim to ensure that our consumers may access our brand in the way that best suits their lifestyles by offering online ordering of our products. We sell our products on questnutrition.com, Atkins.com, Amazon.com and e-commerce platforms of our brick-and-mortar customers, which all deliver our products directly to the location designated by the consumer.

Food Safety and Quality. Food safety and quality is a top priority, and we dedicate substantial resources to ensure that consumers receive safe, high quality food products. Our products are manufactured in facilities that have programs and controls in place regarding consistent quality and food safety. Product attributes such as taste, aroma, texture, and appearance are regularly monitored. Good Manufacturing Practices and comprehensive food safety programs are designed to produce a safe, wholesome product. Our suppliers are required to have equally robust processes in place and confirm their compliance with product specifications with Letters of Guaranty and Certificates of Analysis for shipments of core ingredients to be used in our products. Finally, random samples of finished goods are regularly sent to a third-party laboratory for testing. We hold an ISO 22000 certification for our U.S. operations, which we first obtained during fiscal year 2022.

    International. Our products are also sold outside North America. Our top international sales are in Australia and New Zealand. For the fifty-two weeks ended August 26, 2023, international net sales represented approximately 2.7% of total net sales. Our international supply chain is run by a lean team solely focused on international operations. Similar to U.S. operations, international operations utilize contract manufacturers for products, and distributors for distribution and sales.

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

We along with our third party service providers, including our licensees, contract manufacturers, e-commerce contractors and third-party sellers, collect information about consumers directly from them as well as automatically through their use of our websites. We collect information from consumers when they interact with our websites and the services we offer on those sites. The information we collect varies based on the consumer’s particular interaction with our websites. We may combine this information with other information that we collect. We and our third-party service providers may use cookies and other similar tracking technologies to track information about consumers’ use of our websites and the services we offer on those websites. The website operations of our third parties may be affected by reliance on other third-party hardware and software providers, technology changes, risks related to the failure of computer systems through which these website operations are conducted, telecommunications failures, data security breaches and similar disruptions.

Segments

    During the fifty-two weeks ended August 27, 2022, we substantially completed our efforts to fully integrate our operations and organization structure after the Quest Acquisition. We aligned the nature of our production processes and the methods used to distribute products to customers for the Atkins® and Quest® brands. We also designed our organizational structure to support entity-wide business functions across brands, products, customers, and geographic regions. Additionally, our chief operating decision maker reviews operating results and forecasts at the consolidated level. As a result, we determined our operations are appropriately still organized into one, consolidated operating segment and reportable segment.

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
•regulates the advertising claims that can be made on food product labels; and
•prescribes the format and content of certain information required to appear on food product labels.

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

Human Capital Resources

    As of August 26, 2023, our workforce consisted of 271 employees globally who were largely based in an office or in research and development (“R&D”) lab locations. Of that total, approximately 94% of our employees were in the United States, and the rest were in Canada, Europe, Australia, and New Zealand. 116 employees were engaged in marketing and sales, 85 were engaged in R&D, operations and quality, and 70 were engaged in administration. Of our United States employees, 23 employees were hourly and 233 were salaried. No employees were covered by a collective bargaining agreement.

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

    In our normal performance review cycle, which took place in early fiscal year 2023, 99% of our employees held career discussions with their managers to identify opportunities for development and career progression. Our accelerated mentorship program pairs junior talent with executive leadership, which is designed to broaden talent networks, increases exposure to cross-functional problem solving and builds leadership competencies and impact. Because of these career discussions, the accelerated mentorship program and the talent review process conducted by our senior leadership, during fiscal year 2023, we promoted 8% of our workforce and provided associated compensation increases.

    Our Commitment to Diversity, Equity & Inclusion (“DE&I”). We recognize the importance of a diverse, equitable and inclusive culture for our employees and its effect on our ability to achieve our mission, so we have made commitments to track and improve our performance in each of these areas. Our Board of Directors created its Corporate Responsibility & Sustainability committee that has been tasked with, among other things, overseeing human capital resources and all our DE&I initiatives. These initiatives include the following, among others:

•In 2022, we established a Diversity, Equity, Inclusion and Belonging Council consisting of mid-level and senior leaders so our DE&I efforts are informed and led by a cross section of our leaders. Its mission is to foster a positive, open, and trusted culture of belonging where every person feels empowered to bring their unique selves to the workplace resulting in a competitive advantage through thought-leadership and talent growth that halos beyond our workforce to our partners and community, creating an inclusive ecosystem.
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

    The table below provides information as of August 26, 2023, the end of our fiscal year, about the representation of women and minorities as a percentage of our employees at various levels of management categories used by our Executive Leadership Team to manage our workforce. This information is also reviewed by our Board of Directors about the representation of women and minorities as a percentage of our employees at various levels of management and our Board of Directors, as of August 26, 2023.

Female and Minority Representation
	Female	Minority[1]
All Employees	56%	35%
All People-leaders	48%	26%
Director-level	55%	25%
VP-level	26%	16%
Executive Leadership Team	30%	10%
Board of Directors	18%	9%
[1] Minority representation includes the percent of United States employees who identify as Black or African American, Asian, Hispanic, Native American, or two or more races.

In our Form 10-K for the fiscal year ended August 27, 2022, we provided a table of information for the period December 1, 2021 through December 15, 2021 from our 2021 EEO-1 report. Earlier this year, the U.S. Equal Employment and Opportunity Commission determined to delay the timeline for the submission of data to complete the 2022 EEO-1 report. Data submission for our 2022 EEO-1 report is now scheduled for the period from October 31, 2023, through December 5, 2023. As a result, updated information from our 2022 EEO-1 report is not available as of the filing date of this Form 10-K.

    Employee Culture. We regularly ask our employees to respond to engagement surveys to gather feedback on topics ranging from teamwork to, growth, job satisfaction, engagement and inclusion. This encourages open communication with employees and management, and tracks employee engagement over time.

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

    As part of our advocacy on the advantages of a protein-rich, low-carbohydrate, and low-sugar dietary approach, we have devoted portions of our respective brand websites and social media to promote consumer education, engagement, and dialogue about the benefits of our nutritional approaches and how our products can fit within those approaches. Through our websites and social media, we also share educational information to explain each brand’s approach to nutrition, teaching consumers how to make smarter food choices and the nutritional qualities of our approach and products. Our Atkins website also offers free of charge information regarding the Atkins protein-rich, low-carbohydrate and low-sugar approach to eating, several tools to assist consumers in pursuing the Atkins approach and over 1,600 recipes designed to help consumers achieve and maintain a healthy lifestyle, while still enjoying delicious food.

    In late 2021, we launched Quest for Impact, formerly known as The Quest Challenge, a grant program for individuals who are making a difference in their community in support of health and wellness. In 2023, we provided four separate $20,000 grants. The Quest for Impact grants were awarded following a competitive process in which applicants expressed their current philanthropic work and what they aim to achieve if they received the grant. Recipients of this year’s grant have used this money to provide life enrichment skills for individuals with autism and special needs, empower and provide skills development for underserved individuals and communities, and support programs designed to develop student’s minds and prepare them for the complexities and demands of the world. We will continue to follow the progress of our past recipients and their effect on their communities.

    For the third year, we participated in Walmart’s “Fight Hunger. Spark Change.” campaign. For each purchase of participating Simply Good Foods’ Atkins and Quest products at Walmart during the campaign, we donated the monetary equivalent of at least one meal to Feeding America. Through this program, Simply Good Foods secured at least 500,000 meals for Feeding America. Additionally, we encourage and support our employees to give back to charities they are passionate about, and we match up to $100 of each employee’s donations.

In 2023 we sponsored a Community Impact Day for our employees to volunteer in their communities in support of our commitment to help improve nutrition and overall wellness in the United States through scientific research, education, advocacy, and community engagement. We partnered with five organizations in five cities where our employees have a presence: Denver, CO; El Segundo, CA; Minneapolis, MN; Bentonville, AR, and Cincinnati, OH. Over 110 Simply Good Foods employees volunteered, building awareness about nutrition security, and striving to help end hunger in the U.S. by centering this volunteer event around Community Gardens, a place where people come together to access affordable, healthy food options.

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

Item 1A. Risk Factors.

    An investment in our securities involves a high degree of risk. You should carefully consider the risks described below before making an investment decision. Our business, prospects, financial condition or operating results could be harmed by any of these risks, and other risks not currently known to us or that we currently consider immaterial, which could become material. The trading price of our securities could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to our Business

Changing consumer preferences, habits, perceptions of certain nutritional snacking products and discretionary spending may negatively affect our brand loyalty, purchase frequency rate and net sales, and materially and adversely affect our business, financial condition and results of operations.

We focus on products we believe have positive effects on health and compete in a market that relies on innovation and evolving consumer preferences. The packaged food industry in general, and the nutritional snacking industry in particular, is subject to changing consumer trends, demands and preferences and emerging nutrition science is constantly evolving. Products, ingredients, or methods of eating once considered healthy may become disfavored by consumers, scientifically disproven or no longer be perceived as healthy.

Trends within the food industry change over time and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced consumer demand, shelf or retail space and price reductions, and could materially and adversely affect our business, financial condition and results of operations. Additionally, certain ingredients used in our products may become negatively perceived by consumers for a variety of reasons, resulting in reformulation of existing products to remove such ingredients, which may negatively affect the taste or other qualities of our products. Factors that may affect consumer perception of healthy products include dietary trends and attention to different nutritional aspects of foods, concerns regarding the health effects of specific ingredients and nutrients, trends away from specific ingredients and processing in products and increasing awareness of the environmental and social effects of product production.

Consumer perceptions of the nutritional profile of our products and related eating practices may shift. Consumers may also no longer perceive products with fewer carbohydrates, higher levels of protein, higher levels of fat, or additional fiber or which contain alternative sweeteners as healthy or needed to achieve personal weight management, wellness, or fitness goals. Adverse messaging in the media, including social media, or within certain influencer communities, relating to the marketing of nutritional snacking products or weight-related dietary programs may adversely affect the overall consumer impression of certain of our products, programs or brands, which may materially and adversely affect our business. Approaches regarding nutritional approaches and healthy lifestyles are the subject of numerous studies and publications, often with differentiating views and opinions, some of which may be adverse to us. Conflicting scientific information on what constitutes good nutrition, or the benefits of certain dietary approaches may also materially and adversely affect our business. Our success depends, in part, on our ability to advance sound nutrition research and to anticipate the tastes and dietary habits of consumers and other consumer trends and to offer products with marketing messaging that appeal to their needs and preferences on a timely and affordable basis. A change in consumer discretionary spending, due to inflationary pressures, economic downturn or other reasons may also materially and adversely affect our sales, and our business, financial condition and results of operations.

Our operations are dependent on a global supply chain and effects of supply chain constraints and inflationary pressure on us or our suppliers could adversely affect our operating results.

Our operations and the operations of our contract manufacturers have been, and may continue to be, affected by supply chain constraints and packaging, ingredient and labor challenges resulting in increased costs. The continuing uncertain economic environment, and macroeconomic and geopolitical events and trends may increase these risks. In addition, current or future governmental policies may increase the risk of further inflation, which could further increase the costs of ingredients, packaging and finished goods for our business. Similarly, if costs of goods and labor continue to increase, our suppliers may continue to seek price increases from us. These circumstances have resulted in negative effects on our results of operations. If we cannot mitigate the effect of supply chain constraints and inflationary pressure through price increases or cost saving measures, our results of operations and financial condition could be further negatively affected.

Even if we can raise the prices of our products, consumers might react negatively to these price increases, which could have a material adverse effect on, among other things, our brands, reputation, and sales. During fiscal year 2023, our price increases may have caused some consumers to purchase fewer of our products than they have in the past. If our competitors maintain or lower their prices while we raise prices, we may lose customers or the purchase frequency of our products may slow, which would both adversely affect sales. Our profitability may be negatively affected by higher costs, inadequate pricing or a reduction in purchase frequencies of our products, which may negatively affect gross margins and sales. Even though we continue to work to alleviate supply chain constraints through various measures, we cannot predict the effect of these constraints on the timing of revenue and operating costs of our business in the near future. Supply chain challenges and supply chain constraints relating to ingredients, freight and packaging, including cost inflation, have negatively affected our gross margins and profitability during fiscal year 2023 and may continue to have a negative effect on our future operating results and profitability. In addition, prolonged unfavorable economic conditions, including because of recession or slowed economic growth, or public health outbreaks, endemics or pandemics, may have an adverse effect on our sales and profitability.

If we cannot maintain or increase prices of our products to cover elevated input costs, our margins may decrease.

We rely, in part, on price increases to offset cost increases and maintain or improve the profitability of our business. Our ability to maintain prices or effectively implement price increases, may be affected by several factors, including competition, effectiveness of our marketing programs, the continuing strength of our brands, market demand and general economic conditions, including broader inflationary pressures. During challenging economic times, consumers may be less willing or able to pay a price premium for our branded products and may shift purchases to lower-priced or other value offerings, making it more difficult for us to maintain prices and/or effectively implement price increases. In addition, our retail partners and distributors may pressure us to rescind price increases we have announced or already implemented, whether through a change in list price or increased trade and promotional activity. If we cannot maintain or increase prices for our products or must increase trade and promotional activity, our margins may be adversely affected. For more information on the effects of supply chain cost increases on our profitability during fiscal year 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K. Furthermore, price increases generally cause volume losses, as consumers tend to purchase fewer units at higher price points. If such losses are greater than expected or if we lose distribution due to price increases, our business, financial condition and results of operations may be materially and adversely affected.

We may not be able to compete successfully in the highly competitive nutritional snacking industry.

Our business is committed to providing people a more nutritious way to eat. We compete in the nutritional snacking industry, which is included in the general snack foods industry. The nutritious snacking industry is large and intensely competitive. Competitive factors in the nutritional snacking industry include product quality, taste, brand awareness among consumers, nutritional content, simpler and less processed ingredients, innovation of “on-trend” snacks, variety of snacks offered, grocery aisle placement, access to retailer shelf space, price, advertising and promotion, product packaging and package design. We compete in this market against numerous multinational, regional and local companies principally based on our nutritional content, product taste and quality, our brand recognition and loyalty, marketing, advertising, price and the ability to satisfy specific consumer dietary needs. An increasing focus on healthy and simpler products in the marketplace will likely increase these competitive pressures within the category in future periods.

Our competitors in the nutritional snacking industry include companies selling meal replacement bars, shakes and nutritional supplements and through specific dietary approaches such as keto, paleo, vegan, gluten free, vegetarian and others. Views towards nutritional snacking, weight loss and management, and other nutritional approaches, are cyclical and trendy, with constantly changing consumer perceptions. Besides remaining competitive through the quality of our products and consumer perceptions of the effectiveness of a low-carb, low-sugar and protein-rich eating approach, both our brands must continue to be viewed favorably, or our business and reputation may be materially and adversely affected. If other nutritional approaches become more popular, or are generally perceived to be more effective, we may not be able to compete effectively. In addition, public opinion on the use of chronic weight management medication is shifting significantly as the popularity of clinical solutions grows and more medications are approved by the FDA. Moreover, the growing acceptance and use of medication to manage weight could negatively affect the demand for many types of food in general and our products. If the use of weight management medication becomes more popular and more widely used and we are unable to communicate effectively to consumers how our products can support achieving or maintaining their weight management goals, of our business could be materially and adversely affected.

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

Our success depends, largely, on our ability to implement our growth strategies effectively. However, we may fail to accomplish this. We expect to continue focusing on nutritional snacking and intend to add additional brands to our product portfolio. Our ability to expand successfully our nutritional snacking brands and other growth strategies depends on, among other things, our ability to identify, and successfully cater to, new demographics and consumer trends, develop new and innovative products, identify and acquire additional product lines and businesses, secure shelf space in grocery stores, wholesale clubs and other retailers, increase consumer awareness of our brands, enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products, and compete with numerous other companies and products.

In addition, low carbohydrate eating lifestyle consumers of our products and those consumers using chronic weight management medication to support their weight loss goals may have different preferences and spending habits than the consumers of traditional weight loss products. We may also fail to adequately explain to consumers using chronic weight management medication how our products can support achieving and maintaining weight loss goals. We may fail in reaching and maintaining the loyalty or purchase frequency rate of new consumers to the same extent, or at all, as we have with our historical consumers. We may also not succeed in evolving our advertising and other efforts to appeal to our target consumers.

If we cannot identify and capture new audiences and demographics for all our brands, our ability to integrate additional brands successfully will be adversely affected. We may also not succeed in evolving our advertising and other efforts to appeal to our target consumers. Accordingly, we may not be able to successfully implement our growth strategies, expand the number of our brands, or continue to maintain growth in our sales at our current rate, or at all. If we fail to implement our growth strategies or if we invest resources in growth strategies that ultimately prove unsuccessful, our sales and profitability may be negatively affected, which would materially and adversely affect our business, financial condition and results of operations.

If we do not continually enhance our brand recognition, maintain or increase distribution of our products, attract new consumers to our brands and introduce new and innovative products, either on a timely basis or at all, our business may suffer.

The nutritional snacking industry is subject to rapid and frequent changes in consumer demands. Because consumers are constantly seeking new products and strategies to achieve their healthy eating goals, our success relies heavily on our ability to continue to enhance our brand recognition amongst consumers, develop and market new and innovative products and extensions and effectively inform consumers of these new products. New product sales represent a growing and important portion of our net sales. To respond to new and evolving consumer demands, achieve market acceptance and keep pace with new nutritional, scientific, technological and other developments, we must constantly introduce new and innovative products into the market, some of which may not be accepted by consumers, may be sent to market prematurely, or may contravene our taste or texture standards. Accordingly, we may fail in timely developing, introducing or marketing any new or enhanced products. If we cannot commercialize new products, our revenue may not grow as expected, which would materially and adversely affect our business, financial condition and results of operations.

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

Unattractive placement or pricing, including because of our recent price increases, may put our products at a disadvantage compared to those of our competitors. Even if we obtain shelf space or preferable shelf placement, our new and existing products may fail to achieve the sales expectations set by our retailers, potentially causing these retailers to remove our products from their shelves. Additionally, an increase in the availability, quantity and quality of private label products in the product categories in which we compete could create more pressure for shelf space and placement for branded products within each such category, which could materially and adversely affect our sales.

If the perception of our brands or organizational reputation are damaged, our consumers, distributors and retailers may react negatively, which could materially and adversely affect our business, financial condition and results of operations.

We believe we have built our reputation on the efficacy of our nutritional approach, and the high-quality flavor and nutritional content of our food. We must protect and expand on the value of our brands to continue to succeed in the future. Any incident that erodes consumer affinity for our brands or our business operations could significantly reduce our value and damage our business. For example, negative third-party research or media reports on our nutritional approach, use of ingredients or the quality of our food, whether accurate or not, may adversely affect consumer perceptions, which could cause the value of our brands to suffer and adversely affect our business. In addition, if we recall certain products, including licensed products over which we may not have full quality control, the public perception of the quality of our food may be diminished. We may also be adversely affected by news or other negative publicity, regardless of accuracy, regarding other aspects of our business, such as:

•public health concerns, illness or safety;
•the perception of our environmental stewardship and the effects our business has on the environment;

•security breaches of confidential consumer or employee information;
•employee related claims relating to alleged employment discrimination, health care and benefit issues; or
•government or industry findings about or the financial stability of our retailers, distributors, manufacturers or others across our supply chain.

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

There has been a marked increase in using social media platforms and similar channels that provide individuals with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is its effect. Many social media platforms provide the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. The opportunity for dissemination of information, including inaccurate information, is potentially limitless. Information about our business and/or products may be circulated on such platforms at any time. Negative views regarding our products and the efficacy of our eating approaches have been posted on various social media platforms, may continue to be posted in the future, and are out of our control. Regardless of their accuracy or authenticity, such information and views may be adverse to our interests and may harm our reputation and brands. The harm may be immediate without affording an opportunity for redress or correction. Ultimately, the risks associated with any such negative publicity cannot be eliminated or completely mitigated and may materially and adversely affect our business, financial condition and results of operations.

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

Pandemics, epidemics or disease outbreaks, such as COVID, have in the past and may in the future disrupt our business, including, among other things, consumption and trade patterns, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.

The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as COVID-19, could negatively affect our operations, liquidity, financial condition and results of operations. The COVID-19 pandemic situation continues to remain dynamic and subject to rapid and possibly material change, including but not limited to changes that may materially affect the operations of our customers and supply chain partners in the future, which ultimately could cause material negative effects on our business and results of operations. For example, the operations of several of our contract manufacturers were affected at the height of the COVID-19 pandemic’s effect on the availability of labor.

Pandemics, epidemics or disease outbreaks may affect demand for our products because quarantines or other government restrictions on movement may cause erratic consumer purchase behavior. Our business experienced these effects during fiscal year 2022. Future governmental or societal impositions of restrictions on public gatherings, especially if prolonged, may have adverse effects on consumption rates and in-person traffic to retail stores and, in turn, our business. Even the perceived risk of infection or health risk may adversely affect traffic to our store-based retail customers and, in turn, our business, liquidity, financial condition and results of operations, particularly if any mobility restrictions are in place for significant time.

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

Our results of operations depend on, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Our ability to implement our innovation, advertising, display and promotion activities designed to maintain and increase our sales volumes on a timely basis may be negatively affected because of modifications to retailer shelf reset timing or retailer pullback on in-store display and promotional activities during pandemic or similar situations. Retailers may also alter their normal inventory receiving and product restocking practices during pandemics, epidemics or disease outbreaks such as COVID-19, which may negatively affect our business.

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

Adverse and uncertain economic conditions, such as decreases in per capita income and level of disposable income, increased unemployment or a decline in consumer confidence because of pandemic or similar situations, could have an adverse effect on distributor, retailer and consumer demand for our products. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns.

We believe the effects on consumer demand and shopping behavior because of the COVID-19 pandemic could continue, including because of new virus variants and the effect these variants have on consumer shopping patterns.

Our efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any pandemic, epidemic or disease outbreak, and third-party actions taken to contain its spread and mitigate public health effects.

Risks Related to our Operating Model

Ingredient and packaging costs are volatile and may rise significantly, which may negatively affect the profitability of our business.

We negotiate the prices for large quantities of core ingredients, such as nuts, protein, fiber and packaging materials. Several ingredients are farmed or manufactured outside of the United States. Costs of ingredients and packaging are volatile and can fluctuate due to conditions difficult to predict, including global competition for resources, fluctuations in currency and exchange rates, weather conditions, the effects of climate change, natural or man-made disasters, consumer demand, geopolitical events, and changes in governmental trade and agricultural programs and environmental regulations affecting the production or manufacturing of ingredients and packaging. Volatility in the prices of the core ingredients and other supplies we purchase increased in fiscal year 2023 and, while these price increases have begun to moderate, these prices may remain elevated during fiscal year 2024. As a result, our cost of goods sold increased in fiscal year 2023, and our profitability was reduced.

We do not use hedges for availability of any core ingredients. Any material upward movement in core ingredient or packaging pricing could negatively affect our margins if we cannot find efficiencies or pass these costs on to our consumers, or our sales if we are forced to increase our prices. If we are unsuccessful in managing our ingredient and packaging costs, if we cannot increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will materially and adversely affect our business, financial condition and results of operations. For more information on the effects of supply chain cost increases on our results of operations during fiscal year 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Certain of our core ingredient contracts have minimum volume commitments that could require purchases without matching revenue during weaker sales periods. Future core ingredient and packaging prices may be affected by new laws or regulations, tariffs, suppliers’ allocations to other purchasers, interruptions in production by suppliers, natural disasters, volatility in the price of crude oil and related petrochemical products and changes in exchange rates.

Shortages or interruptions in the supply or delivery of our core ingredients, packaging, products or equipment we purchase could materially and adversely affect our operating results as we rely on a limited number of third-party suppliers to supply our core ingredients and packaging and a limited number of contract manufacturers to manufacture our products.

The core ingredients used in manufacturing our products include nuts, protein and fiber. We rely on a limited number of third-party suppliers to provide these core ingredients, a portion of which are international companies. There may be a limited market supply of any of these core ingredients. Any disruption in supply could materially and adversely affect our business, particularly our profitability and margins. Events that adversely affect our suppliers could impair our ability to obtain core ingredient inventories in the quantities desired. Such events include problems with our suppliers’ businesses, finances, labor relations, sustainability concerns, evolving applicable environmental regulations, ability to import core ingredients, delays in imported core ingredients being processed through local customs, costs, production, insurance, reputation and weather conditions during growing, harvesting or shipping, including flood, drought, frost and earthquakes, man-made disasters or other catastrophic occurrences, and geopolitical events such as the continuing conflict between Ukraine and Russia.

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

we may be forced to seek other manufacturers. We may not be able to identify and qualify new manufacturers promptly that could allocate sufficient capacity to meet our requirements, which could adversely affect our ability to make timely deliveries of products. Furthermore, we may be unable to negotiate pricing or other terms with existing or new manufacturers as favorable as what we currently enjoy. In addition, there is no guarantee a new manufacturing partner could accurately replicate the production process and taste profile of the existing products. In addition, occasionally we determine to select new contract manufacturers to replace existing manufacturers to produce our products. If the transition to a new manufacturer is delayed or we experience product quality or other production issues during the transition to the new manufacturer, our business may be negatively affected until these issues are resolved.

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

If having our products available for consumer purchase through our retail customers is disrupted because of an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our contract manufacturers, or if our customers experience delays in stocking our products in their locations, we will experience a reduction in sales at retail and our results of operations could be material and adversely affected.

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

We may be subject to claims or lawsuits, including class actions lawsuits (which could significantly increase any adverse settlements or rulings) or judgments, resulting in liability for actual or claimed injuries, illness or death. Any of these events could materially and adversely affect our business, financial condition and results of operations. Whether or not a claim or lawsuit is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or injury could adversely affect our reputation with existing and potential consumers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution we may have against others. We maintain product liability insurance in an amount we believe to be adequate. However, we may incur claims or liabilities for which we are not insured or that exceed our insurance coverage. A product liability judgment against us or a product recall could materially and adversely affect our business, financial condition and results of operations.

We rely on sales to a limited number of retailers for a substantial portion of our net sales and losing one or more such retailers may materially harm our business. In addition, we maintain “at-will” contracts with these retailers, which do not require recurring or minimum purchase amounts of our products.

A substantial majority of our sales are generated from a limited number of retailers. Sales to our largest retailer, Walmart, represented approximately 31% of consolidated sales in fiscal year 2023, of which approximately 24% is through their mass retail channel and approximately 7% is through their Sam’s club and e-commerce channels. Sales to our next largest retailer, Amazon, represented approximately 16% of consolidated sales in fiscal year 2023. Although the composition of our significant retailers may vary from period-to-period, we expect most of our sales will continue to come from a relatively small number of retailers for the foreseeable future. These retailers may take actions that affect us for reasons we cannot anticipate or control, such as their financial condition, changes in their business strategy or operations, including their inability to meet their labor or other human capital needs, the perceived quality of their products and introducing competing products. There can be no assurance that Walmart or Amazon or our other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing.

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

Conversely, occasionally, we may experience unanticipated increases in orders for our products from these retailers that can create supply chain problems and may cause unfilled orders. If we cannot meet increased demand for our products, our reputation with these retailers, and ultimately our consumers, may be harmed. Unanticipated fluctuations in product requirements could cause fluctuations in our results from quarter-to-quarter. Consolidation among retailers may also materially and adversely affect our results. An increase in the concentration of our sales to large customers may negatively affect our profitability due to the effect of higher shelving fees and reduced volumes of product sold. Furthermore, as retailers consolidate or account for a larger percentage of our sales, they may reduce the number of branded products they offer to accommodate private label products and pressure us to lower the prices of our products.

The loss of, a disruption in or an inability to efficiently operate our fulfillment network could materially and adversely affect our business, financial condition, and results of operations.

For our U.S. operations, we utilize distribution centers in Greenfield, Indiana. A substantial portion of our inventory is shipped directly to our retailers from these centers by a third-party logistics provider. Most of our other customers pick-up their orders at our distribution centers and arrange for delivery to their fulfillment network. A small percentage of our customers are shipped certain products directly from a co-manufacturing location. We rely significantly on the orderly operation of our distributions centers and logistics providers. If complications arise, a particular facility is damaged or destroyed or if either our third-party logistics partners or our customers who transport their own orders to their fulfillment network cannot meet their labor or other human capital needs for delivery drivers or other warehouse personnel or if trucking regulations affect current trucking norms (such as a shift to electric vehicles), our ability to deliver inventory timely or cost effectively could be significantly impaired, which could materially and adversely affect our business because of lost consumer purchases at retail thereby negatively affecting our operations.

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

Disruptions at our distribution facilities or in our operations due to natural or man-made disasters, pandemics or other disease outbreaks, fire, flooding, terrorism or other catastrophic events, system failure, labor shortages or disagreements or shipping problems may cause delays in the delivery of products to retailers and could materially and adversely affect our results of operations.

Severe weather conditions, natural disasters such as fires, floods, droughts, hurricanes, earthquakes and tornadoes, government regulation related to climate change, and the effects of climate change and geopolitical events can affect crop supplies, and supply chain infrastructure, and negatively affect the operating results of our business.

Severe weather conditions and natural disasters, such as fires, floods, droughts, frosts, hurricanes, earthquakes, tornadoes, insect infestations and plant disease, and geopolitical events may affect the supply of core ingredients and packaging used to make and protect food products or may prevent the manufacturing or distribution of food products by third parties. In addition, a number of these weather conditions could become even more severe over time because of the effects of climate change. Competing manufacturers might be affected differently by weather conditions, natural disasters, and geopolitical events depending on the location of their sources of supplies and manufacturing or distribution facilities. If supplies of core ingredients and packaging available to us are reduced, we may not find enough supplemental supply sources on favorable terms, which could materially and adversely affect our business, financial condition and results of operations. In addition, because we rely on few contract manufacturers for most of our manufacturing needs and because our distribution warehouses are all in a similar geographic location, adverse weather conditions could affect the ability for those third-party operators to manufacture, store or move our products.

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

Our future success depends to a significant degree on the skills, experience and efforts of our key executives and the strength of our talent positions throughout the organization. The sudden loss of key personnel or our failure to appropriately plan for any expected key executive succession could materially and adversely affect our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. Additionally, we also depend on our ability to attract and retain qualified personnel to operate and expand our business. If we fail to attract talented new employees, our business and results of operations could be negatively affected.

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

We rely heavily on information systems for management of our supply chain, inventory, payment of obligations, collection of cash, human capital management, financial tools and other business processes and procedures. Our ability to efficiently and effectively manage our business functions depends significantly on the reliability and capacity of these systems. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss and outages, telecommunications failure or other catastrophic events and from internal and external security breaches, viruses and other disruptive problems. The failure of these systems to operate effectively, whether from maintenance problems, upgrading or transitioning to new platforms, or a breach in security of these systems, could result in interruptions or delays in our operations, reduce efficiency or negatively affect our operations. If our information technology systems fail and our redundant systems or disaster recovery plans are not adequate to address such failures, or if our business interruption or cyber-security insurance does not sufficiently compensate us for any losses we may incur, our revenue and profits could be reduced, and the reputation of our brand and our business could be materially adversely affected. In addition, remediation of any problems with our systems could result in significant, unplanned expenses.

We have instituted controls, including information system governance controls intended to protect our computer systems and our information technology systems and networks. We also have business continuity plans that attempt to anticipate and mitigate failures. However, we cannot control or prevent every potential technology failure, adverse environmental event, third-party service interruption or cybersecurity risk.

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

We increasingly rely on cloud computing and other technologies that result in third parties holding significant amounts of customer, consumer or employee information on our behalf. There has been an increase over the past several years in the frequency and sophistication of attempts to compromise the security of these systems. If the security and information systems we or our outsourced third-party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with applicable laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected by these types of security breaches or regulatory violations, which could impair our ability to attract and retain qualified employees.

Many states require that consumers be notified if a security breach results in disclosing their personal financial account or other information. Additional states and governmental entities are considering such “notice” laws. In addition, other public disclosure laws may require that material security breaches be reported. If we experience a security breach, and such notice or public disclosure is required in the future, our reputation and our business may be harmed.

Except for limited information voluntarily submitted by users of our website, we typically do not collect or store consumer data or personal information, although we do share information to third-party providers to provide consumer advertising. However, third-party providers, including our licensees, contract manufacturers, e-commerce contractors and third-party sellers may do so. The website operations of such third parties may be affected by reliance on other third-party hardware and software providers, technology changes, risks related to the failure of computer systems through which these website operations are conducted, telecommunications failures, data security breaches and similar disruptions.

If we or our third-party providers fail to maintain or protect our respective information technology systems and data integrity effectively, fail to implement new systems, update or expand existing systems, fail to provide necessary privacy law disclosures or fail to anticipate, plan for or manage significant disruptions to or compromises of systems involved in our operations, we could:

•lose existing customers;
•have difficulty preventing, detecting, and controlling fraud;
•have disputes with customers, suppliers, distributors or others;
•be subject to regulatory sanctions, including sanctions stemming from violations of the Health Insurance Portability and Accountability Act of 1996 or other federal or state privacy laws;
•suffer reputational harm, and
•incur unexpected costs to remediate any unauthorized access of our systems and implement protective measures against future attacks.

    Because of these possible outcomes we could incur increases in operating expenses and our results of operations could be materially and adversely affected. While we maintain insurance against losses related to unauthorized access to our systems, there can be no assurance our level of coverage will be sufficient to address the losses we sustain.

Regulatory Risks and Litigation Risks

All of our products must comply with federal, state and local regulations. Any non-compliance with the FDA or other applicable regulations could harm our business.

Our products must comply with various rules and regulations, including those regarding product manufacturing, food safety, required testing and appropriate labeling of our products. The FDA has not defined nutrient content claims regarding low-carbohydrates, but it has not objected to using net carbohydrate information on food labels if the label adequately explains how the term is used so it would not be false or misleading to consumers. The FDA requires all carbohydrates per serving to be listed on the Nutrition Facts Panel (“NFP”) of a package. Besides the information on the NFP, we use the term “net carbohydrate” (or “net carbs”) on our existing product packaging. We determine the number of net carbs in a serving by subtracting fiber, and sugar alcohols if any, from the total carbohydrates listed on the NFP. It is possible that FDA regulations and/or their interpretations may materially change related to, for example, definitions of certain of our core ingredients, such as fiber, labeling requirements for describing other ingredients or nutrients, such as sugar alcohols or protein, or disclosures of any ingredient labeled as genetically modified (“GMO”). As such, there is a risk that our products could become non-compliant with the FDA’s regulations, and any such non-compliance could harm our business.

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
•regulatory requirements from any required disclosures related to climate change; and
•farming, transportation and environmental laws.

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

    As of August 26, 2023, we had approximately $285 million in outstanding term loan indebtedness and a revolving credit facility with availability of up to $75 million with no amounts drawn on that revolving credit facility. Our current and future debt level and the terms of our debt arrangements could materially and adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the credit facilities governing our indebtedness, we have granted the lenders a security interest in substantially all of our assets, including the assets of our subsidiaries and an affiliate.

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

We have incurred and expect to continue to incur significant legal, accounting, insurance and other expenses because of being a public company. The Dodd-Frank Wall Street Reform and Customer Protection Act (the “Dodd-Frank Act”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and related rules implemented by the SEC and listing exchange rules and requirements, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act are expected to require additional changes. Compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”), has and will continue to substantially increase expense, including our legal and accounting costs, and make some activities more time-consuming and costly. We may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals, which could adversely affect our business if our internal infrastructure is inadequate to fulfill our public company obligations. These laws, regulations and rules, including new compensation clawback rules, could also make it more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers.

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

Our ability to successfully offer our products, grow our business and account for transactions in an appropriate and timely manner requires an effective planning and management process and certain other automated management and accounting systems. We have an integrated enterprise resource planning system and certain other automated management and accounting systems. We periodically update our operations and financial systems, procedures and controls; however; we still rely on certain manual processes and procedures that may not scale proportionately with our business growth. Our systems will continue to require automation, modifications and improvements to respond to current and future changes in our business. Failure to implement promptly appropriate internal systems, procedures and controls could materially and adversely affect our business, financial condition and results of operations.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Remediation measures may from time to time be time consuming and costly and there is no assurance that the remedial measures we have taken to date, or any remedial measures we may take in the future, will be sufficient to avoid potential future material weaknesses. A material weakness will not be considered remediated until a sustained period of time has passed to allow management to test the design and operational effectiveness of the corrective actions.

We may identify material weaknesses in the future, which could limit our ability to prevent or detect a material misstatement of our annual or interim financial statements. The occurrence of, or failure to remediate, any material weakness we have identified or any other material weakness could result in our failure to maintain compliance with legal requirements, including Section 404 of the Sarbanes-Oxley Act and rules regarding timely filing of periodic reports, in addition to applicable stock exchange listing requirements, could cause investors to lose confidence in our financial reporting and could have an adverse effect on our the market price of our common stock.

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

    Adverse and uncertain economic conditions, such as those caused by the inflationary environment first experienced in fiscal year 2022 and which continued in fiscal year 2023, geopolitical events and COVID-19, have, in the past affected, and, in the future, may affect distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, retailers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns and periods of high inflation, making it more difficult to sell our premium products. Due to the relative costs of our products, during economic downturns and periods of high inflation, it may be more difficult to convince consumers to switch to or continue to use our brands or convince new users to choose our brands without expensive sampling programs and price promotions. In addition, consumers may choose to purchase private-label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in their ordering in response to these conditions and seek to reduce their inventories. Our results of operations depend on, among other things, our ability to maintain and increase sales volume with our existing distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

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

Doing business outside the United States requires us to comply with the laws and regulations of the U.S. government and various foreign jurisdictions, which place restrictions on our operations, trade practices, partners and investment decisions. In particular, our operations are subject to U.S. and foreign anti-corruption and trade control laws and regulations, such as the FCPA, export controls and economic sanctions programs, including those administered by the OFAC. Because of doing business in foreign countries and with foreign partners, we are exposed to a heightened risk of violating anti-corruption and trade control laws and sanctions regulations. The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage.

Our continued expansion outside the United States, including in developing countries, and our development of new partnerships and joint venture relationships worldwide, could increase the risk of FCPA, OFAC or other sanctions violations in the future. Violations of anti-corruption and trade control laws and sanctions regulations may cause reputational damage and are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, and criminal fines and imprisonment.

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

The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers, directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation provides that, to the extent allowed by law, the doctrine of “corporate opportunity” does not apply with respect to the directors, officers, employees or representatives of Centerview Capital, Centerview Partners, our original sponsor, and their respective affiliates. The doctrine of corporate opportunity shall apply with respect to any of our directors or officers with respect to a corporate opportunity that was offered in writing to such person solely in his or her capacity as our director or officer and such opportunity is one which they are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. Therefore, except as provided above, these parties have no duty to communicate or present corporate opportunities to us, and have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us.

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

Item 1C. Cybersecurity

Not applicable

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

    As of October 18, 2023, there were 99,603,880 shares outstanding and 13 record holders of our common stock.

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

Issuer Purchases of Equity Securities

We adopted a $50.0 million stock repurchase program on November 13, 2018. On April 13, 2022 and October 21, 2022, we announced that our Board of Directors had approved the addition of $50.0 million and $50.0 million, respectively, to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $150.0 million. We did not repurchase any shares of our common stock under our stock repurchase program during the quarter ended August 26, 2023. As of August 26, 2023, approximately $71.5 million remained available under the stock repurchase program. Under the stock repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate us to acquire any specific number of shares or acquire shares over any specific period of time. We may suspend or discontinue the stock repurchase program at any time, and the stock repurchase program does not have an expiration date.

Performance Graph

    The following stock performance graph compares the cumulative total stockholder return over the last five fiscal years for (i) the Company’s common stock, (ii) the Standard & Poor’s 500 Index, and (iii) the Standard & Poor’s 500 Packaged Foods & Meats Index. The graph assumes the value of the investment in our common stock and each index was $100.00 on August 25, 2018 and assumes reinvestment of any dividends.

    The stock price performance below is not necessarily indicative of future stock price performance.

$300.00
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
August 25, 2018
August 31, 2019
August 29, 2020
August 28, 2021
August 27, 2022
August 26, 2023
The Simply Good Foods Company
S&P 500 Index
S&P 500 Packaged Foods & Meats Index

	Annual Return Percentage
	Fiscal Years Ending
Company Name / Index	August 25, 2018	August 31, 2019	August 29, 2020	August 28, 2021	August 27, 2022	August 26, 2023
The Simply Good Foods Company	$100.00	$164.79	$141.21	$196.61	$175.25	$191.66
S&P 500 Index	$100.00	$101.80	$122.03	$156.86	$141.15	$153.26
S&P 500 Packaged Foods & Meats Index	$100.00	$107.49	$116.37	$116.07	$129.17	$123.53

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

    Our fiscal year ends the last Saturday in August. Our fiscal years 2023, 2022, and 2021 ended August 26, 2023, August 27, 2022, and August 28, 2021, respectively, and were each fifty-two week periods. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three week fiscal periods for the which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Saturday of each quarter (fourteenth Saturday of the fourth quarter, when applicable). Our fiscal quarters for fiscal 2023 ended on November 26, 2022, February 25, 2023, May 27, 2023 and August 26, 2023.

    Unless the context requires otherwise in this Report, the terms “we,” “us,” “our,” the “Company” and “Simply Good Foods” refer to The Simply Good Foods Company and its subsidiaries.

Overview

    The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements, as well as other product offerings. The product portfolio we develop, market and sell consists primarily of protein bars, ready-to-drink (“RTD”) shakes, sweet and salty snacks and confectionery products marketed under the Atkins® and Quest® brand names. We believe Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities in the nutritional snacking space.

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

Business Trends

    Our consolidated results of operations for the fiscal year ended August 26, 2023 improved from the end of fiscal year 2022, driven by net sales growth, while navigating a challenging supply chain environment, inflation, and macroeconomic uncertainty. We continue to actively monitor the dynamic macroeconomic inflationary environment in the United States and elsewhere, elevated levels of supply chain costs, and consumer behavior. Current or future governmental policies may increase the risk of inflation and possible economic recession, which could further increase the costs of ingredients, packaging, logistics and finished goods for our business as well as negatively effect consumer behavior and demand for our products.

    Our business performance for the fiscal year ended August 26, 2023 was affected by unfavorable raw material costs, higher co-manufacturing costs, and supply chain challenges, including supply chain disruptions resulting from labor shortages and disruptions in sourcing ingredients. The supply chain environment showed signs of improvement during the year and we expect to see improvement during fiscal year 2024 in the overall cost environment and in our gross margin.

    We have continued to proactively engage with our retail customers, contract manufacturers, and logistics and transportation providers, to meet demand for our products and to remain informed of any challenges within our business operations. Additionally, we instituted price increases effective in the first and fourth quarters of fiscal year 2022. Management believes these price increases and additional cost savings initiatives have partially offset the unfavorable supply chain cost pressures discussed above.

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

    Please also see the information under Item 1A. “Risk Factors” for additional information regarding the risks of inflation, higher raw material, packaging, co-manufacturing, and logistics costs, and supply chain challenges.

Our Reportable Segment

    For each of the fifty-two weeks ended August 26, 2023 and August 27, 2022, we determined our operations are organized into one, consolidated operating segment and reportable segment based on the following:
•Our Atkins® and Quest® brands are closely aligned in the nature of our production processes, the brands’ product offerings, and the methods used to distribute our products to customers;
•Our organizational structure is designed to support entity-wide business functions across brands, products, customers, and geographic regions; and,
•Our chief operating decision maker reviews operating results and forecasts at the consolidated level.

    Previously, during the fifty-two weeks ended August 28, 2021, we had two operating segments, Atkins and Quest, which were aggregated into one reporting segment due to similar financial, economic and operating characteristics.

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

Results of Operations

    During the fifty-two weeks ended August 26, 2023, our net sales increased $74.0 million, or 6.3%, to $1,242.7 million compared to net sales of $1,168.7 million for the fifty-two weeks ended August 27, 2022. Unfavorable raw material, packaging, and co-manufacturing costs and supply chain challenges in the fifty-two weeks ended August 26, 2023 resulted in decreased gross profit margin as compared to the fifty-two weeks ended August 27, 2022. As previously discussed above in “Business Trends,” while we expect inflationary cost pressures and supply chain challenges will continue, we do expect to see improvement during fiscal year 2024 in the overall cost environment and in our gross margin.

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

    A discussion regarding our financial condition and results of operations for the fifty-two weeks ended August 26, 2023 compared to the fifty-two weeks ended August 27, 2022 is presented below. A discussion regarding our financial condition and results of operations for the fifty-two weeks ended August 27, 2022 compared to the fifty-two weeks ended August 28, 2021 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended August 27, 2022, filed with the SEC on October 21, 2022.

Comparison of Results for the Fifty-Two Weeks Ended August 26, 2023 and the Fifty-Two Weeks Ended August 27, 2022

    The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	52-Weeks Ended	% of Net Sales	52-Weeks Ended	% of Net Sales
(In thousands)	August 26, 2023		August 27, 2022
Net sales	$1,242,672	100.0%	$1,168,678	100.0%
Cost of goods sold	789,252	63.5%	723,117	61.9%
Gross profit	453,420	36.5%	445,561	38.1%

Operating expenses:
Selling and marketing	119,489	9.6%	121,685	10.4%
General and administrative	111,566	9.0%	103,832	8.9%
Depreciation and amortization	17,416	1.4%	17,285	1.5%
Total operating expenses	248,471	20.0%	242,802	20.8%

Income from operations	204,949	16.5%	202,759	17.3%

Other income (expense):
Interest income	1,144	0.1%	15	—%
Interest expense	(30,068)	(2.4)%	(21,881)	(1.9)%
Loss in fair value change of warrant liability	—	—%	(30,062)	(2.6)%
(Loss) gain on foreign currency transactions	(344)	—%	191	—%
Other expense	11	—%	(453)	—%
Total other expense	(29,257)	(2.4)%	(52,190)	(4.5)%

Income before income taxes	175,692	14.1%	150,569	12.9%
Income tax expense	42,117	3.4%	41,995	3.6%
Net income	$133,575	10.7%	$108,574	9.3%

Other financial data:
Adjusted EBITDA (1)	$245,555	19.8%	$234,043	20.0%
(1)    Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales of $1,242.7 million represented an increase of $74.0 million, or 6.3%, for the fifty-two weeks ended August 26, 2023 compared to the fifty-two weeks ended August 27, 2022. The increase was primarily attributable to the price increase effective in the fourth quarter of fiscal year 2022, which drove growth of 6.6% in North America net sales for the fifty-two weeks ended August 26, 2023 compared to the fifty-two weeks ended August 27, 2022. The increase in North America net sales was partially offset by a 3.8% decline in our international business and a 0.6% headwind to net sales growth related to our shift from direct sales to licensing the Quest® frozen pizza business in the third quarter of fiscal year 2022.

    Cost of goods sold. Cost of goods sold increased $66.1 million, or 9.1%, for the fifty-two weeks ended August 26, 2023 compared to the fifty-two weeks ended August 27, 2022. The cost of goods sold increase was primarily driven by higher raw material, packaging and logistics costs.

    Gross profit. Gross profit of $453.4 million increased $7.9 million, or 1.8%, for the fifty-two weeks ended August 26, 2023 compared to the fifty-two weeks ended August 27, 2022. Gross profit as a percentage of net sales was 36.5% for the fifty-two weeks ended August 26, 2023, a decrease of 160 basis points from 38.1% of net sales for the fifty-two weeks ended August 27, 2022. This decrease in gross profit margin was primarily driven by unfavorable raw material, packaging, and co-manufacturing costs and supply chain challenges, partially offset by the price increase effective in the fourth quarter of fiscal year 2022.

    Operating expenses. Operating expenses increased $5.7 million, or 2.3%, for the fifty-two weeks ended August 26, 2023 compared to the fifty-two weeks ended August 27, 2022 due to the following:

•Selling and marketing. Selling and marketing expenses decreased $2.2 million, or 1.8%, for the fifty-two weeks ended August 26, 2023 compared to the fifty-two weeks ended August 27, 2022, primarily related to a reduction in marketing spend.
•General and administrative. General and administrative expenses increased $7.7 million, or 7.4%, for the fifty-two weeks ended August 26, 2023 compared to the fifty-two weeks ended August 27, 2022. The increase was primarily attributable to $2.4 million of fees related to the extension of the Term Loan (as defined below), $3.4 million of executive officer transition costs, and an increase of $2.8 million in stock-based compensation expense in the fifty-two weeks ended August 26, 2023. These increases were partially offset by the discontinuation of costs related to business integration activities and restructuring charges of $0.6 million and a reduction in employee-related expenses in the fifty-two weeks ended August 26, 2023.
•Depreciation and amortization. Depreciation and amortization expenses were $17.4 million and $17.3 million for the fifty-two weeks ended August 26, 2023 compared to the fifty-two weeks ended August 27, 2022, respectively.

    Interest income. Interest income was $1.1 million for the fifty-two weeks ended August 26, 2023 compared to an immaterial amount of interest income for the fifty-two weeks ended August 27, 2022, primarily due to the increase in interest rates.

    Interest expense. Interest expense increased $8.2 million for the fifty-two weeks ended August 26, 2023 compared to the fifty-two weeks ended August 27, 2022 primarily due to the increase in interest rates on our Term Facility (as defined below) to 7.9% as of August 26, 2023 from 6.2% as of August 27, 2022. Additionally, interest expense related to the amortization of deferred financing costs and debt discount increased $0.2 million for the fifty-two weeks ended August 26, 2023 compared to the fifty-two weeks ended August 27, 2022.

    Loss in fair value change of warrant liability. There were no outstanding liability-classified warrants issued through a private placement (“Private Warrants”) during the fifty-two weeks ended August 26, 2023. During the fifty-two weeks ended August 27, 2022, we recorded a non-cash loss of $30.1 million related to changes in valuation of our liability-classified Private Warrants, which was primarily driven by movements in our stock price. On January 7, 2022, the Private Warrants were exercised on a cashless basis, resulting in a net issuance of 4,830,761 shares of our common stock.

    (Loss) gain on foreign currency transactions. Foreign currency transactions resulted in an immaterial loss and an immaterial gain for the fifty-two weeks ended August 26, 2023 and August 27, 2022, respectively. During the fifty-two weeks ended August 27, 2022, we recognized a foreign currency translation gain of $1.1 million related to the liquidation of a foreign subsidiary. The remaining variance is attributable to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense increased $0.1 million for the fifty-two weeks ended August 26, 2023 compared to the fifty-two weeks ended August 27, 2022. The increase in our income tax expense is primarily driven by higher income from operations and changes in permanent differences.

    Net income. Net income was $133.6 million for the fifty-two weeks ended August 26, 2023, an increase of $25.0 million, compared to net income of $108.6 million for the fifty-two weeks ended August 27, 2022. The increase was primarily driven by the $30.1 million non-cash fair value loss incurred in the fifty-two weeks ended August 27, 2022 related to the measurement of our liability-classified Private Warrants which did not repeat in fiscal year 2023, and growth in net sales.

    Adjusted EBITDA. Adjusted EBITDA increased $11.5 million, or 4.9%, for the fifty-two weeks ended August 26, 2023 compared to the fifty-two weeks ended August 27, 2022, driven primarily by net sales growth due to the price increase effective in the fourth quarter of fiscal year 2022, partially offset by unfavorable raw material, packaging, and co-manufacturing costs and supply chain challenges in the fifty-two weeks ended August 26, 2023 as previously discussed. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Reconciliation of EBITDA and Adjusted EBITDA

    EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed as alternatives to net income as an indicator of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines EBITDA as net income or loss before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude the following items: stock-based compensation expense, executive transition costs, term loan transaction fees, integration costs, restructuring costs, loss in fair value change of warrant liability, and other non-core expenses. We believe that EBITDA and Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors. Management uses EBITDA and Adjusted EBITDA to supplement net income because these measures reflect operating results of the on-going operations, eliminate items that are not directly attributable to our underlying operating performance, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics management uses in its financial and operational decision making. We also believe that EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

    The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the fifty-two weeks ended August 26, 2023 and August 27, 2022:

	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 26, 2023	August 27, 2022
Net income	$133,575	$108,574
Interest income	(1,144)	(15)
Interest expense	30,068	21,881
Income tax expense	42,117	41,995
Depreciation and amortization	20,253	19,299
EBITDA	224,869	191,734
Stock-based compensation expense	14,480	11,697
Executive transition costs	3,390	—
Term loan transaction fees	2,423	—
Integration of Quest	—	468
Restructuring	—	98
Loss in fair value change of warrant liability	—	30,062
Other (1)	393	(16)
Adjusted EBITDA	$245,555	$234,043
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

    We had $87.7 million in cash as of August 26, 2023. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

    Our material future cash requirements from contractual and other obligations relate primarily to our principal and interest payments for our Term Facility, as defined and discussed below, and our operating and finance leases. Refer to Note 6, Long-Term Debt and Line of Credit, and Note 9, Leases, of the Consolidated Financial Statements included in Item 8 of this Report for additional information related to the expected timing and amount of payments related to our contractual and other obligations.

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

    On January 21, 2022, we entered into the “2022 Repricing Amendment” to the Credit Agreement. The 2022 Repricing Amendment, among other things, (i) reduced the interest rate per annum applicable to the Initial Term Loans outstanding under the Credit Agreement immediately prior to the effective date of the 2022 Repricing Amendment, (ii) reset the prepayment premium for the existing Initial Term Loans to apply to Repricing Transactions (as defined in the Credit Agreement) that occur within six months after the effective date of the 2022 Repricing Amendment, and (iii) implemented SOFR and related replacement provisions for LIBOR.

On April 25, 2023, we entered into the “2023 Repricing Amendment” to the Credit Agreement. The 2023 Repricing Amendment, (i) reduced the interest rate per annum applicable to the Initial Term Loans outstanding under the Credit Agreement immediately prior to April 25, 2023, and (ii) provided for an extension of the maturity date of the Initial Term Loans from July 7, 2024, to March 17, 2027.

The 2023 Repricing Amendment did not change the interest rate on the Revolving Credit Facility, which continues to bear interest based upon our consolidated net leverage ratio as of the end of the fiscal quarter for which consolidated financial statements are delivered to the Administrative Agent under the Credit Agreement. No additional debt was incurred, or any proceeds received by us in connection with the 2023 Repricing Amendment. No amounts under the Term Facility were repaid as a result of the execution of the 2023 Repricing Amendment.

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

    In connection with the closing of the 2023 Repricing Amendment, we expensed $2.4 million primarily for third-party fees and capitalized an additional $2.7 million primarily for the payment of upfront lender fees (original issue discount).

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

    The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all financial covenants as of August 26, 2023 and August 27, 2022, respectively.

    As of August 26, 2023, the outstanding balance of the Term Facility was $285.0 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended August 26, 2023. The outstanding balance of the Term Facility is due upon its maturity in March 2027. As of August 26, 2023, there were no amounts drawn against the Revolving Credit Facility.

Stock Repurchase Program

    On October 21, 2022, we announced that our Board of Directors had approved the addition of $50.0 million to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $150.0 million. During the fifty-two weeks ended August 26, 2023, we repurchased 546,346 shares of common stock for $16.4 million, averaging a purchase price per share of $30.11. During the fifty-two weeks ended August 27, 2022, we repurchased 1,720,520 shares of common stock for $59.9 million, averaging a purchase price per share of $34.79. We did not repurchase any shares of common stock during the fifty-two weeks ended August 28, 2021.

    As of August 26, 2023, approximately $71.5 million remained available for repurchases under our $150.0 million stock repurchase program. Refer to Note 11, Stockholders’ Equity of the Consolidated Financial Statements included in Item 8 of this Report for additional information related to our stock repurchase program.

Cash Flows

    The following table sets forth the major sources and uses of cash for the fifty-two weeks ended August 26, 2023 and August 27, 2022. A discussion regarding the major sources and uses of cash for the fifty-two weeks ended August 28, 2021 can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended August 27, 2022, filed with the SEC on October 21, 2022.

	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 26, 2023	August 27, 2022
Net cash provided by operating activities	$171,117	$110,639
Net cash used in investing activities	$(12,188)	$(8,156)
Net cash used in financing activities	$(138,532)	$(110,032)

    Operating activities. Our net cash provided by operating activities increased $60.5 million to $171.1 million for the fifty-two weeks ended August 26, 2023 compared to $110.6 million for the fifty-two weeks ended August 27, 2022. Changes in operating activity cash was primarily attributable to an improvement in working capital, comprised of changes in accounts receivable, net, inventories, prepaid expenses, accounts payable, and accrued expenses and other current liabilities, which are driven by the timing of payments and receipts and seasonal building of inventory. Changes in working capital consumed cash of $21.2 million, an improvement of $42.6 million, in the fifty-two weeks ended August 26, 2023 compared to $63.8 million of cash consumed in the fifty-two weeks ended August 27, 2022. Additionally, cash paid for interest was $25.5 million in the fifty-two weeks ended August 26, 2023, which was a increase of $6.3 million as compared to the $19.2 million paid for interest in the fifty-two weeks ended August 27, 2022. This cash consumption offset income from operations, which increased by $2.1 million to $204.9 million for the fifty-two weeks ended August 26, 2023 as compared to $202.8 million for the fifty-two weeks ended August 27, 2022, primarily attributable to net sales growth in North America. In addition, cash paid for taxes decreased $21.8 million to $27.4 million for the fifty-two weeks ended August 26, 2023 as compared to $49.2 million for the fifty-two weeks ended August 27, 2022.

    Investing activities. Our net cash used in investing activities was $12.2 million for the fifty-two weeks ended August 26, 2023 compared to $8.2 million for the fifty-two weeks ended August 27, 2022. Our net cash used in investing activities for the fifty-two weeks ended August 26, 2023 primarily comprised $11.6 million of purchases of property and equipment. The $8.2 million of net cash used in investing activities for the fifty-two weeks ended August 27, 2022 primarily comprised the $5.2 million purchases of property and equipment and the issuance of a $2.4 million note receivable.

    Financing activities. Our net cash used in financing activities was $138.5 million for the fifty-two weeks ended August 26, 2023 compared to $110.0 million for the fifty-two weeks ended August 27, 2022. Net cash used in financing activities for the fifty-two weeks ended August 26, 2023 primarily consisted of $121.5 million in principal payments on the Term Facility and $16.4 million in repurchases in common stock. Net cash used in financing activities for the fifty-two weeks ended August 27, 2022 primarily consisted of $50.0 million in principal payments on the Term Facility and $59.9 million in repurchases of common stock.

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

Revenue Recognition

    We recognize revenue when performance obligations under the terms of a contract with our customer are satisfied. We have determined that fulfilling and delivering products is a single performance obligation. Revenue is recognized at the point in time when we have satisfied our performance obligation and the customer has obtained control of the products. This generally occurs when the product is delivered to or picked up by our customer based on applicable shipping terms, which is typically within 30 days.

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

    As of August 26, 2023 and August 27, 2022, the allowance for trade promotions was $28.8 million and $23.9 million, respectively. Differences between estimated expense and actual redemptions are recognized as a change in management estimate in a subsequent period. These differences have historically been insignificant.

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

    For each of the fifty-two weeks ended August 26, 2023 and August 27, 2022, we determined our operations are organized into one, consolidated operating segment and reportable segment based on the following:
•Our Atkins® and Quest® brands are closely aligned in the nature of our production processes, the brands’ product offerings, and the methods used to distribute our products to customers;
•Our organizational structure is designed to support entity-wide business functions across brands, products, customers, and geographic regions; and,
•Our chief operating decision maker reviews operating results and forecasts at the consolidated level.

    Previously, during the fifty-two weeks ended August 28, 2021, we had two operating segments, Atkins and Quest, which were aggregated into one reporting segment due to similar financial, economic and operating characteristics.

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

    For fiscal year 2023, 2022 and 2021, we performed qualitative assessments of goodwill and indefinite-lived intangible assets. The qualitative assessments did not identify indicators of impairment, and it was determined that it was more likely than not each reporting unit and indefinite-lived intangible had fair values in excess of their carrying values. Accordingly, no further impairment assessment was necessary, and no impairment charges related to goodwill or indefinite-lived intangibles were recognized in the fifty-two weeks ended August 26, 2023, August 27, 2022, or August 28, 2021. Additionally, we determined there was not a material risk of impairments as of the date of the most recent assessment.

    We also have intangible assets that have determinable useful lives, consisting primarily of customer relationships, proprietary recipes and formulas, licensing agreements, and software and website development costs. Costs of these finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are tested for impairment when events or circumstances indicated that the carrying amount may not be recoverable. For the fifty-two weeks ended August 26, 2023, August 27, 2022 and August 28, 2021, we did not identify indicators of impairment related to our finite-lived intangible assets, and as such there were no impairments recorded related to finite-lived intangible assets. We also determined that there was no material risk of intangible impairments related to our finite-lived intangible assets as of the date of the most recent assessments.

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

Warrant Liability

    During the fifty-two weeks ended August 27, 2022 and August 28, 2021, we had outstanding Private Warrants that allowed holders to purchase 6,700,000 shares of our common stock. Such Private Warrants were held by Conyers Park Sponsor, LLC (“Conyers Park”), a related party. Each whole warrant entitled the holder to purchase one share of our common stock at a price of $11.50 per share. On January 7, 2022, Conyers Park elected to exercise the Private Warrants in full on a cashless basis, resulting in a net issuance of 4,830,761 shares of our common stock. As a result of the cashless exercise on January 7, 2022, there were no outstanding Private Warrants as of August 26, 2023 or August 27, 2022.

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

    Supply chain costs and inflation. We are exposed to risks associated with changes in the costs of our raw materials as well as changes to our supply and distribution costs. During the fifty-two weeks ended August 26, 2023, our gross margins and profitability were negatively affected by higher raw material, packaging, freight and logistics costs, and supply chain challenges, including supply chain disruptions resulting from labor shortages as well as disruptions in ingredients, caused, in part, by the uncertain economic environment, and macroeconomic and geopolitical events and trends. We expect these cost pressures and supply chain challenges to continue, but improve, during fiscal year 2024. In addition, current or future governmental policies may increase the risk of inflation, which could further increase the costs of ingredients, packaging and finished goods for our business. As a result, we instituted price increases effective in the first and fourth quarters of fiscal year 2022. Management believes these price increases and additional cost savings initiatives will enable us to continue to invest in projects that drive growth. However, there can be no assurance that the price increases will fully offset the effects of higher raw material, packaging, supply and distribution costs on our results of operations and financial condition. Refer to Item 1A, Risk Factors, for additional discussion of our risks associated with the costs of our raw materials, our supply chain, and inflation.

    Interest rate risk. We are subject to interest rate risk in connection with borrowing based on a variable interest rate. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. As of August 26, 2023, the outstanding balance of the Term Facility was $285 million. Based on the amount outstanding of the Term Facility at the end of fiscal year 2023, a 1% increase in interest rates would increase our annual interest expense by approximately $2.9 million.

    Foreign currency risk. We are exposed to changes in currency rates as a result of investments in foreign operations and revenue generated in currencies other than the U.S. Dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Historically, our foreign currency risk has primarily related to our operations in Canada, which were largely related to a brand we sold in September 2020. With this sale transaction, as well as the restructuring-related business activities in Europe, we have mitigated some of our risk of exposure to changes in foreign currency rates.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Simply Good Foods Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Simply Good Foods Company and subsidiaries (the "Company") as of August 26, 2023 and August 27, 2022, the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows, for the fifty-two weeks ended August 26, 2023, August 27, 2022, and August 28, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 26, 2023 and August 27, 2022, and the results of its operations and its cash flows for each of the three years in the period ended August 26, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 26, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 24, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Trade Promotions — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company offers trade promotions through various programs to customers and consumers. Trade promotions include discounts, rebates, slotting, and other marketing activities. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires the Company to make estimates regarding the volume of incentives that will be redeemed and their total cost. These estimates are made using various information including historical data on performance of similar trade promotional activities, market data, and the Company's best estimates of current activity. As of August 26, 2023, the allowance for trade promotions balance, which is recorded as a reduction to accounts receivable, was approximately $28.8 million.

Given the subjectivity of estimating the expected promotional claims, performing audit procedures to evaluate whether the allowance for trade promotions balance is appropriately recorded as of August 26, 2023, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our auditing procedures related to the allowance for trade promotions balance included the following, among others:

•We tested the effectiveness of internal controls over the allowance for trade promotions.
•For a selection of allowance for trade promotions balance recorded as of August 26, 2023, we:
◦Confirmed contract terms directly with the customer.
◦Agreed contract terms from the accounting records to the promotion agreement with the customer and verified the promotion period was prior to August 27, 2023.
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
•For a selection of customer promotional claims resolved as of August 26, 2023, we compared that amount to the August 26, 2023 allowance for promotions balance and traced the resolved deduction to an approved trade promotion.
•For a selection of customer promotional claims resolved after August 26, 2023, we compared that amount to the August 26, 2023 allowance for promotions balance and traced the resolved deduction to an approved trade promotion.

/s/ Deloitte & Touche LLP

Denver, Colorado
October 24, 2023

We have served as the Company’s auditor since 2019.

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	August 26, 2023	August 27, 2022
Assets
Current assets:
Cash	$87,715	$67,494
Accounts receivable, net	145,078	132,667
Inventories	116,591	125,479
Prepaid expenses	6,294	5,027
Other current assets	15,974	20,934
Total current assets	371,652	351,601

Long-term assets:
Property and equipment, net	24,861	18,157
Intangible assets, net	1,108,119	1,123,258
Goodwill	543,134	543,134
Other long-term assets	49,318	58,099
Total assets	$2,097,084	$2,094,249

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$52,712	$62,149
Accrued interest	1,940	160
Accrued expenses and other current liabilities	35,062	39,675
Current maturities of long-term debt	143	264
Total current liabilities	89,857	102,248

Long-term liabilities:
Long-term debt, less current maturities	281,649	403,022
Deferred income taxes	116,133	105,676
Other long-term liabilities	38,346	44,639
Total liabilities	525,985	655,585
See commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 101,929,868 and 101,322,834 issued at August 26, 2023 and August 27, 2022, respectively	1,019	1,013
Treasury stock, 2,365,100 shares and 1,818,754 shares at cost at August 26, 2023 and August 27, 2022, respectively	(78,451)	(62,003)
Additional paid-in-capital	1,303,168	1,287,224
Retained earnings	347,956	214,381
Accumulated other comprehensive loss	(2,593)	(1,951)
Total stockholders’ equity	1,571,099	1,438,664
Total liabilities and stockholders’ equity	$2,097,084	$2,094,249

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except share and per share data)

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	August 26, 2023	August 27, 2022	August 28, 2021
Net sales	$1,242,672	$1,168,678	$1,005,613
Cost of goods sold	789,252	723,117	595,847
Gross profit	453,420	445,561	409,766

Operating expenses:
Selling and marketing	119,489	121,685	112,928
General and administrative	111,566	103,832	106,181
Depreciation and amortization	17,416	17,285	16,982
Total operating expenses	248,471	242,802	236,091

Income from operations	204,949	202,759	173,675

Other income (expense):
Interest income	1,144	15	84
Interest expense	(30,068)	(21,881)	(31,557)
(Loss) in fair value change of warrant liability	—	(30,062)	(66,197)
Gain on legal settlement	—	—	5,000
(Loss) gain on foreign currency transactions	(344)	191	(5)
Other income (expense)	11	(453)	(140)
Total other income (expense)	(29,257)	(52,190)	(92,815)

Income before income taxes	175,692	150,569	80,860
Income tax expense	42,117	41,995	39,980
Net income	$133,575	$108,574	$40,880

Other comprehensive income:
Foreign currency translation, net of reclassification adjustments	(642)	(1,133)	61
Comprehensive income	$132,933	$107,441	$40,941

Earnings per share:
Basic	$1.34	$1.10	$0.43
Diluted	$1.32	$1.08	$0.42
Weighted average shares outstanding:
Basic	99,442,046	98,754,913	95,743,413
Diluted	100,880,079	100,589,156	97,365,598

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	August 26, 2023	August 27, 2022	August 28, 2021
Operating activities
Net income	$133,575	$108,574	$40,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,253	19,299	18,174
Amortization of deferred financing costs and debt discount	2,763	2,559	4,636
Stock compensation expense	14,480	11,697	8,265
Loss in fair value change of warrant liability	—	30,062	66,197
Estimated credit losses	315	601	1,114
Unrealized loss (gain) on foreign currency transactions	344	(191)	5
Deferred income taxes	10,590	11,789	9,403
Amortization of operating lease right-of-use asset	6,729	6,620	5,051
Loss on operating lease right-of-use asset impairment	—	—	686
Gain on lease termination	—	(30)	(156)
Other	567	681	(16)
Changes in operating assets and liabilities:
Accounts receivable, net	(13,374)	(21,796)	(22,284)
Inventories	8,169	(29,508)	(39,349)
Prepaid expenses	(1,306)	(138)	(1,202)
Other current assets	6,837	(11,739)	2,322
Accounts payable	(9,510)	2,878	25,923
Accrued interest	1,780	100	(900)
Accrued expenses and other current liabilities	(5,223)	(15,283)	15,423
Other assets and liabilities	(5,872)	(5,536)	(2,083)
Net cash provided by operating activities	171,117	110,639	132,089
Investing activities
Purchases of property and equipment	(11,585)	(5,232)	(5,911)
Issuance of note receivable	—	(2,400)	(1,600)
Proceeds from sale of business	—	—	5,800
Investments in intangible assets and other assets	(603)	(524)	(795)
Net cash used in investing activities	(12,188)	(8,156)	(2,506)
Financing activities
Proceeds from option exercises	5,247	4,343	700
Tax payments related to issuance of restricted stock units	(2,859)	(3,660)	(435)
Repurchase of common stock	(16,448)	(59,858)	—
Payments on finance lease obligations	(278)	(313)	(314)
Principal payments of long-term debt	(121,500)	(50,000)	(150,000)
Deferred financing costs	(2,694)	(544)	—
Net cash (used in) financing activities	(138,532)	(110,032)	(150,049)
Net increase (decrease) in cash	20,397	(7,549)	(20,466)
Effect of exchange rate on cash	(176)	(302)	(36)
Cash at beginning of period	67,494	75,345	95,847
Cash at end of period	$87,715	$67,494	$75,345

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	August 26, 2023	August 27, 2022	August 28, 2021
Supplemental disclosures of cash flow information
Cash paid for interest	$25,511	$19,222	$27,821
Cash paid for taxes	$27,411	$49,181	$32,190
Non-cash investing and financing transactions
Non-cash proceeds from sale of business	$—	$—	$3,000
Non-cash additions to property and equipment	$178	$743	$1,203
Non-cash additions to intangible assets and other assets	$26	$86	$218
Issuance of common stock in extinguishment of warrant liabilities	$—	$189,897	$—
Operating lease right-of-use assets recognized after ASU No 2016-02 transition	$289	$6,872	$26,222
Non-cash credits for repayment of note receivable	$395	$—	$—

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, August 29, 2020	95,751,845	$958	98,234	$(2,145)	$1,076,472	$64,927	$(879)	$1,139,333
Net income	—	—	—	—	—	40,880	—	40,880
Stock-based compensation	—	—	—	—	8,265	—	—	8,265
Foreign currency translation adjustments	—	—	—	—	—	—	61	61
Shares issued upon vesting of restricted stock units	72,755	1	—	—	(436)	—	—	(435)
Exercise of options to purchase common stock	58,308	—	—	—	700	—	—	700
Balance, August 28, 2021	95,882,908	$959	98,234	$(2,145)	$1,085,001	$105,807	$(818)	$1,188,804
Net income	—	—	—	—	—	108,574	—	108,574
Stock-based compensation	—	—	—	—	11,697	—	—	11,697
Foreign currency translation adjustments	—	—	—	—	—	—	14	14
Reclassification adjustment for currency translation gains related to the liquidation of foreign entities	—	—	—	—	—	—	(1,147)	(1,147)
Repurchase of common stock	—	—	1,720,520	(59,858)	—	—	—	(59,858)
Warrant conversion	4,830,761	48	—	—	189,849	—	—	189,897
Shares issued upon vesting of restricted stock units	256,374	3	—	—	(3,663)	—	—	(3,660)
Exercise of options to purchase common stock	352,791	3	—	—	4,340	—	—	4,343
Balance, August 27, 2022	101,322,834	$1,013	1,818,754	$(62,003)	$1,287,224	$214,381	$(1,951)	$1,438,664
Net income	—	—	—	—	—	133,575	—	133,575
Stock-based compensation	—	—	—	—	13,562	—	—	13,562
Foreign currency translation adjustments	—	—	—	—	—	—	(642)	(642)
Repurchase of common stock	—	—	546,346	(16,448)	—	—	—	(16,448)
Shares issued upon vesting of restricted stock units	210,718	2	—	—	(2,861)	—	—	(2,859)
Exercise of options to purchase common stock	396,316	4	—	—	5,243	—	—	5,247
Balance, August 26, 2023	101,929,868	$1,019	2,365,100	$(78,451)	$1,303,168	$347,956	$(2,593)	$1,571,099

See accompanying Notes to the Consolidated Financial Statements

Notes to Consolidated Financial Statements
(In thousands, except for share and per share data)

1. Nature of Operations and Principles of Consolidation

Description of Business

    The Simply Good Foods Company (“Simply Good Foods” or the “Company”) is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements, and other product offerings. The product portfolio the Company develops, markets and sells consists primarily of protein bars, ready-to-drink (“RTD”) shakes, sweet and salty snacks and confectionery products marketed under the Atkins® and Quest® brand names. Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities in the nutritional snacking space.

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

    While the Company’s business has improved from the end of fiscal year 2022, the Company’s business performance in fiscal year 2023 was affected by unfavorable raw material costs, higher co-manufacturing costs, and supply chain challenges, including supply chain disruptions resulting from labor shortages and disruptions in sourcing ingredients. The supply chain environment showed signs of improvement during the year, which we expect to continue during fiscal year 2024. Additionally, management is continuing to monitor the dynamic macroeconomic inflationary environment in the United States and elsewhere, elevated levels of supply chain costs, and consumer behavior. Current or future governmental policies may increase the risk of inflation and possible economic recession, which could further increase the costs of ingredients, packaging and finished goods for our business as well as negatively effect consumer behavior and demand for our products.

Basis of Presentation

    The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The Company maintains its accounting records on a 52/53-week fiscal year, ending on the last Saturday in August.

    The financial information presented within the Company’s consolidated financial statements has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial statements include Consolidated Balance Sheets for the periods ended August 26, 2023 and August 27, 2022. The remaining financial statements include the fifty-two weeks ended August 26, 2023, the fifty-two weeks ended August 27, 2022, and the fifty-two weeks ended August 28, 2021.

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

    Charges related to credit loss on accounts receivables from transactions with external customers were approximately $0.7 million, $0.1 million, and $0.6 million for the fifty-two weeks ended August 26, 2023, August 27, 2022, and August 28, 2021, respectively. As of August 26, 2023 and August 27, 2022, the allowance for doubtful accounts was $1.9 million and $1.2 million, respectively. Additionally, as of August 26, 2023, the Company had an expected credit loss reserve of $1.0 million on its $3.0 million note receivable related to the SimplyProtein Sale, as defined in Note 4, Goodwill and Intangibles, of which $0.5 million was recorded during each of the fifty-two weeks ended August 27, 2022 and August 28, 2021, respectively.

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

    Inventories, as presented with the Consolidated Balance Sheets, is summarized as follows:

(In thousands)	August 26, 2023	August 27, 2022
Finished goods	$111,761	$116,047
Raw materials	6,512	10,870
Reserve for obsolete inventory	(1,682)	(1,438)
Total inventories	$116,591	$125,479

Property and Equipment, Net

    Property and equipment, net is stated at the allocated fair value for acquired assets. Additions to property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. The general ranges of estimated useful lives are:

Furniture and fixtures	7 years
Computer equipment, software and website development costs	3	-	5 years
Machinery and equipment	5	-	7 years
Office equipment	3	-	5 years

    Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful life of the improvement utilizing the straight-line method.

    The Company performs impairment tests for Property and equipment, net when circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment in the fifty-two weeks ended August 26, 2023, August 27, 2022, or August 28, 2021.

Goodwill and Intangible Assets, Net

    Goodwill and Intangible assets, net result primarily from the consummation of the business combination between Conyers Park Acquisition Corp. and NCP-ATK Holdings, Inc. on July 7, 2017, which created the Company, and the acquisition of Quest. Intangible assets primarily includes brands and trademarks with indefinite lives and customer-related relationships with finite lives. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including customer-related intangible assets and trademarks, with any remaining purchase price recorded as Goodwill.

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

    For fiscal year 2023, the Company performed a qualitative goodwill impairment assessment for its consolidated reporting unit and its indefinite-lived intangible assets. The qualitative assessments did not identify indicators of impairment, and it was determined that it was more likely than not the reporting unit and indefinite-lived intangibles had fair values in excess of their carrying values. Accordingly, no further impairment assessment was necessary, and the Company determined neither its reporting unit nor any indefinite-lived intangibles were impaired. There were no impairment charges related to goodwill in the fifty-two weeks ended August 26, 2023 or since the inception of the Company. There were no impairment charges related to indefinite-lived intangibles recognized in the fifty-two weeks ended August 26, 2023 or August 27, 2022. Refer to Note 4, Goodwill and Intangibles for additional information regarding the Company’s reporting units and impairment assessments.

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

    During the fifty-two weeks ended August 27, 2022 and August 28, 2021, the Company had outstanding liability-classified private warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock (the “Private Warrants”). Such Private Warrants were held by Conyers Park Sponsor, LLC (“Conyers Park”), a related party. Each whole warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. On January 7, 2022, Conyers Park elected to exercise the Private Warrants in full on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result of the cashless exercise on January 7, 2022, there were no outstanding liability-classified Private Warrants as of August 26, 2023 or August 27, 2022.

    During the reporting periods the Private Warrants were outstanding, they were precluded from equity classification, being liability-classified. The Company accounted for these Private Warrants as a derivative warrant liability in accordance with ASC 815-40. Accordingly, the Company recognized the Private Warrants as a liability at fair value and adjusted the Private Warrants to fair value at each reporting period through other income. The fair value adjustments were determined using a Black-Scholes option-pricing methodology (“Black-Scholes model”). The valuation was primarily based on observable market data while the related theoretical private warrant volatility assumption within the Black-Scholes model represented a Level 3 measurement within the fair value measurement hierarchy. The periodic remeasurement of the Private Warrants was reflected in (Loss) in fair value change of warrant liability within the Consolidated Statements of Income and Comprehensive Income.

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

    Revenue is measured as the amount of consideration expected to be received in exchange for fulfilled product orders, including estimates of variable consideration. The most common forms of variable consideration include trade promotions, such as consumer incentives, coupon redemptions and other marketing activities, allowances for unsaleable product, and any additional amounts where a distinct good or service cannot be identified or the value cannot be reasonably estimated. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires management to make estimates regarding the volume of incentive that will be redeemed and their total cost. As of August 26, 2023 and August 27, 2022, the allowance for trade promotions was $28.8 million and $23.9 million, respectively.

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

    Revenues from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. For revenue disaggregated by geographic area and brand refer to Note 14, Segment and Customer Information.

Cost of Goods Sold

    Costs of goods sold represent costs directly related to the manufacture and distribution of the Company’s products. Such costs include raw materials, co-manufacturing costs, packaging, shipping and handling, third-party distribution, and depreciation of distribution center equipment and leasehold improvements.

Shipping and Handling Costs

    Shipping and handling costs include costs paid to third-party warehouse operators associated with delivering product to customers and depreciation and amortization of company-owned assets at the third-party warehouse. Shipping and handling costs are recognized in Cost of goods sold. Costs relating to products shipped to customers were $89.2 million, $91.7 million, and $66.5 million for the fifty-two weeks ended August 26, 2023, August 27, 2022, and August 28, 2021, respectively.

Advertising Costs

    Production costs related to television commercials are expensed when first aired. All other advertising costs are expensed when incurred or when the advertising service is received through Selling and marketing. Total advertising costs were $79.2 million, $84.3 million, and $74.9 million for the fifty-two weeks ended August 26, 2023, August 27, 2022, and August 28, 2021, respectively.

    Production costs related to television commercials not yet aired and prepaid advertising services not yet received are included in Prepaid expenses in the accompanying Consolidated Balance Sheets. As of August 26, 2023 and August 27, 2022, total prepaid advertising expenses were $1.8 million and $2.0 million, respectively.

Research and Development Activities

    The Company’s research and development activities primarily consist of generating and testing new product concepts, new flavors and packaging. The Company expenses research and development costs as incurred related to compensation, facility costs, consulting, and supplies. Research and development activities are primarily internal and associated costs are included in General and administrative. The Company’s total research and development expenses were $4.3 million, $4.1 million, and $3.5 million for the fifty-two weeks ended August 26, 2023, August 27, 2022, and August 28, 2021, respectively.

Share-Based Compensation

    The Company uses share-based compensation, including stock options, restricted stock units, performance stock units, and stock appreciation rights, to provide long-term performance incentives for its employees, directors, and consultants. Share-based compensation is recognized on a straight-line basis over the requisite service period of the award based on their grant-date fair value. Forfeitures are recognized as they occur. Share-based compensation expense is included in General and administrative.

Defined Contribution Plan

    The Company sponsors defined contribution plans to provide retirement benefits to its employees. The Company’s 401(k) plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions are made in cash. Expense associated with defined contribution plans was $1.4 million, $1.1 million, and $1.4 million for the fifty-two weeks ended August 26, 2023, August 27, 2022, and August 28, 2021, respectively.

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

    On January 21, 2022, the Company entered into a repricing amendment (the “2022 Repricing Amendment”) to its credit agreement with Barclays Bank PLC and other parties (as amended to date, the “Credit Agreement”), as described in Note 6, Long-Term Debt and Line of Credit. In addition to replacing the London Interbank Offered Rate (“LIBOR”) as the Credit Agreement’s reference rate with the Secured Overnight Financing Rate (“SOFR”), the 2022 Repricing Amendment contemporaneously modified other terms that changed, or had the potential to change, the amount or timing of contractual cash flows as contemplated by the guidance in ASU 2020-04. As such, the contract modifications related to the 2022 Repricing Amendment were outside of the scope of the optional guidance in ASU 2020-04. The Company will continue to monitor the effects of rate reform, if any, on any new or amended contracts through December 31, 2024. The Company does not anticipate the amendments in this ASU will be material to its consolidated financial statements.

    No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material effect on the Company’s consolidated financial statements.

3. Property and Equipment, Net

    Property and equipment, net, as presented with the Consolidated Balance Sheets, is summarized as follows:

(In thousands)	August 26, 2023	August 27, 2022
Furniture and fixtures	$7,291	$7,232
Computer equipment and software	1,570	1,432
Machinery and equipment	16,944	6,292
Leasehold improvements	9,747	9,883
Finance lease right-of-use-assets	968	1,185
Construction in progress	221	137
Property and equipment, gross	36,741	26,161
Less: accumulated depreciation	(11,880)	(8,004)
Property and equipment, net	$24,861	$18,157

    Total depreciation expense was $4.4 million for the fifty-two weeks ended August 26, 2023, $3.2 million for the fifty-two weeks ended August 27, 2022, and $2.3 million for the fifty-two weeks ended August 28, 2021.

4. Goodwill and Intangibles

    As of August 26, 2023 and August 27, 2022, Goodwill in the Consolidated Balance Sheets was $543.1 million. For fiscal year 2023, the Company performed a qualitative goodwill impairment assessment for its consolidated reporting unit. The qualitative assessment did not identify indicators of impairment, and it was determined that it was more likely than not the reporting unit had a fair value in excess of its carrying value. Accordingly, no further impairment assessment was necessary, and the Company determined its reporting unit was not impaired. There were no impairment charges related to goodwill during the fifty-two weeks ended August 26, 2023 or since the inception of the Company.

    During the fifty-two weeks ended August 27, 2022, the Company substantially completed its efforts to fully integrate its operations and organization structure after the Quest Acquisition. The Company aligned the nature of its production processes and the methods used to distribute products to customers for the Atkins® and Quest® brands. The Company also designed its organizational structure to support entity-wide business functions across brands, products, customers, and geographic regions. Additionally, the Company’s chief operating decision maker reviews operating results and forecasts at the consolidated level. As a result, during fifty-two weeks ended August 26, 2023 and August 27, 2022, the Company determined its operations are organized into one, consolidated operating segment and reporting unit. Previously, during the fifty-two weeks ended August 28, 2021, the Company had two reporting units which were its operating segments, Atkins and Quest.

    Intangible assets, net in the Consolidated Balance Sheets consist of the following:

				August 26, 2023
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			$174,000	$53,303	$120,697
Licensing agreements	13 years			22,000	10,498	11,502
Proprietary recipes and formulas	7 years			7,000	6,131	869
Software and website development costs	3	-	5 years	6,328	5,356	972
Intangible assets in progress	3	-	5 years	79	—	79
				$1,183,407	$75,288	$1,108,119

				August 27, 2022
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			$174,000	$41,703	$132,297
Licensing agreements	13 years			22,000	8,581	13,419
Proprietary recipes and formulas	7 years			7,000	5,131	1,869
Software and website development costs	3	-	5 years	5,863	4,190	1,673
				$1,182,863	$59,605	$1,123,258

    Changes in Intangible assets, net during the fifty-two weeks ended August 26, 2023 and August 27, 2022 were primarily related to recurring amortization expense. Changes in Intangible assets, net during the fifty-two weeks ended August 28, 2021 were primarily related to the sale of the assets and liabilities of the Company’s SimplyProtein brand and recurring amortization expense. In conjunction with the SimplyProtein Sale, the Company sold its SimplyProtein brand intangible asset, which had a carrying value of approximately $5.0 million as of the date of the sale.

    During the fifty-two weeks ended August 26, 2023, the Company performed qualitative impairment assessments for its indefinite-lived intangible assets. The qualitative assessments did not identify indicators of impairment, and it was determined that it was more likely than not each indefinite-lived intangible asset had fair values in excess of their carrying values. Accordingly, no further impairment assessment was necessary. There were no impairment charges related to indefinite-lived intangibles recognized in the fifty-two weeks ended August 26, 2023, August 27, 2022, or August 28, 2021, respectively.

    During the fifty-two weeks ended August 26, 2023, the Company did not identify indicators of impairment related to its finite-lived intangible assets, which are tested for impairment when events or circumstances indicated that the carrying amount may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets in the fifty-two weeks ended August 26, 2023, August 27, 2022, or August 28, 2021, respectively.

Amortization expense related to intangible assets was $15.7 million for the fifty-two weeks ended August 26, 2023, $15.8 million for the fifty-two weeks ended August 27, 2022, and $15.6 million for the fifty-two weeks ended August 28, 2021.

    Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
2024	$15,091
2025	13,980
2026	13,740
2027	13,556
2028	13,517
Thereafter	64,156
Total	$134,040

5. Accrued Expenses and Other Current Liabilities

    Accrued expenses and other current liabilities in the Consolidated Balance Sheets were comprised of the following:

(In thousands)	August 26, 2023	August 27, 2022
Accrued professional fees	$1,290	$1,039
Accrued advertising allowances and claims	1,960	3,856
Accrued bonus expenses	8,387	12,761
Accrued freight expenses	1,171	2,065
Accrued payroll-related expenses	3,792	1,995
Accrued commissions	1,466	1,422
Income taxes payable	65	223
VAT payable	4,707	5,171
Accrued capital expenditures	2	350
Other accrued expenses	4,656	4,544
Current operating lease liabilities	7,566	6,249
Accrued expenses and other current liabilities	$35,062	$39,675

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

    The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all financial covenants as of August 26, 2023 and August 27, 2022, respectively.

    Long-term debt consists of the following:

(In thousands)	August 26, 2023	August 27, 2022
Term Facility (effective rate of 7.9% at August 26, 2023)	$285,000	$406,500
Finance lease liabilities (effective rate of 5.6% at August 26, 2023)	143	406
Less: Deferred financing fees	3,351	3,620
Total debt	281,792	403,286
Less: Current finance lease liabilities	143	264
Long-term debt, net of deferred financing fees	$281,649	$403,022

    As of August 26, 2023, the Company had letters of credit in the amount of $3.5 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support three of the Company’s leased buildings and insurance programs relating to workers’ compensation. No amounts were drawn against these letters of credit at August 26, 2023.

    The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended August 26, 2023. The outstanding balance of the Term Facility is due upon its maturity in March 2027.

    As of August 26, 2023, aggregate principal maturities of debt for each of the next five fiscal years and thereafter are as follows:

(In thousands)	Principal maturities
2024	$143
2025	—
2026	—
2027	285,000
2028	—
Thereafter	—
Total debt	$285,143

    The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of August 26, 2023 and August 27, 2022, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

Level 3 Measurements

    During the fifty-two weeks ended August 27, 2022 and August 28, 2021, the Company had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants were held by Conyers Park Sponsor, LLC (“Conyers Park”), a related party. On January 7, 2022, Conyers Park elected to exercise the Private Warrants in full on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result of Conyers Park’s election to exercise the Private Warrants, there were no outstanding liability-classified Private Warrants as of August 26, 2023 or

August 27, 2022. Refer to Note 11, Stockholders’ Equity, for additional details regarding the cashless exercise of the Private Warrants.

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

    The periodic remeasurement of the warrant liability has been reflected in (Loss) in fair value change of warrant liability within the Consolidated Statements of Income and Comprehensive Income. The adjustments for the fifty-two weeks ended August 27, 2022 and August 28, 2021 resulted in a loss of $30.1 million and $66.2 million, respectively. As a result of the warrant exercise on January 7, 2022, there was no associated adjustment during the fifty-two weeks ended August 26, 2023.

    There were no transfers of financial instruments between the three levels of the fair value hierarchy during the fiscal years ended August 26, 2023, August 27, 2022, and August 28, 2021, respectively.

Additionally, all other components of the balance sheet such as accounts receivable, cash and cash equivalents and others approximated fair value as of August 26, 2023.

8. Income Taxes

    The sources of income before income taxes are as follows:

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 26, 2023	August 27, 2022	August 28, 2021
Domestic	$173,733	$148,080	$79,526
Foreign	1,959	2,489	1,334
Total income before income taxes	$175,692	$150,569	$80,860

    Income tax expense was comprised of the following:

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 26, 2023	August 27, 2022	August 28, 2021
Current:
Federal	$24,740	$22,733	$23,225
State and local	6,128	6,226	5,800
Foreign	659	1,247	1,552
Total current expense	$31,527	$30,206	$30,577

Deferred:
Federal	$8,804	$11,218	$5,982
State and local	1,740	1,614	3,096
Foreign	46	(1,043)	325
Total deferred income tax expense	10,590	11,789	9,403
Total tax expense	$42,117	$41,995	$39,980

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 26, 2023	August 27, 2022	August 28, 2021
Statutory income tax expense:	21.0%	21.0%	21.0%
Change in fair value of warrant liabilities	—	5.0	20.5
State income tax expense, net of federal	4.0	4.2	4.3
Valuation allowance	—	(1.5)	(1.2)
Taxes on foreign income above the U.S. tax	0.2	1.3	1.6
Change in tax rate	—	(0.2)	1.8
Other permanent items	(1.2)	(1.9)	1.4
Income tax expense	24.0%	27.9%	49.4%

    The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at August 26, 2023 and August 27, 2022 were as follows:

(In thousands)	August 26, 2023	August 27, 2022
Deferred tax assets
Accounts receivable allowances	$1,381	$1,519
Accrued expenses	3,732	4,330
Share based compensation	4,398	3,430
Lease liabilities	11,200	12,733
Tax capitalization of inventory costs	2,177	2,257
Transaction costs	1,961	2,137
Federal benefit of state taxes	1,418	1,444
Other	1,664	659
Deferred tax assets	27,931	28,509

Deferred tax liabilities:
Excess tax over book depreciation	(4,870)	(3,776)
Intangible assets	(127,791)	(116,682)
Lease right-of-use assets	(9,997)	(11,660)
Other	(1,406)	(1,935)
Deferred tax liabilities	(144,064)	(134,053)
Net deferred tax liabilities	$(116,133)	$(105,544)

    The Company had state net operating loss carryforwards of $0.3 million and $2.1 million at August 26, 2023 and August 27, 2022, respectively. The state net operating loss carryforwards will begin to expire in 2030.

    As of August 26, 2023, the Company has no valuation allowances on its deferred tax assets.

    As of August 26, 2023, the Company does not intend to indefinitely reinvest its foreign earnings within its subsidiary in Canada and has not recognized any tax liabilities related to this jurisdiction. It is the Company’s intention to reinvest the earnings of its other non-U.S. subsidiaries in its Australia and New Zealand operations. As of August 26, 2023, the Company has not made a provision for U.S. or additional foreign withholding taxes for any outside basis differences inherent in its investments in foreign subsidiaries that are indefinitely reinvested. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

    As of August 26, 2023 and August 27, 2022, the Company has no unrecognized tax benefits.

    The Company records interest and penalties associated with unrecognized tax benefits as a component of tax expense. As of August 26, 2023 and August 27, 2022, the Company has not accrued any interest or penalties on unrecognized tax benefits, as there is no position recorded as of these fiscal year-ends. No changes to the uncertain tax position balance are anticipated within the next 12 months, and are not expected to materially affect the financial statements.

    As of August 26, 2023, tax years 2016 to 2022 remain subject to examination in the United States and the tax years 2016 to 2022 remain subject to examination in other major foreign jurisdictions where the Company conducts business. State income tax returns are generally subject to examination for a period of three to six years after the filing of the respective return.

9. Leases

    The components of lease expense were as follows.

		52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands)	Statement of Operations Caption	August 26, 2023	August 27, 2022	August 28, 2021
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$8,998	$9,077	$6,752
Variable lease cost (1)	Cost of goods sold and General and administrative	3,556	3,068	1,681
Total operating lease cost		$12,554	$12,145	$8,433

Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$241	$273	$273
Interest on lease liabilities	Interest expense	14	30	45
Total finance lease cost		$255	$303	$318

Total lease cost		$12,809	$12,448	$8,751
(1)Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

In conjunction with the Company’s restructuring activities as discussed in Note 15, Restructuring and Related Charges, the Company recorded an immaterial gain on lease termination related to its lease in the Netherlands in the fifty-two weeks ended August 27, 2022 and a $0.5 million impairment charge, net of a gain on lease termination, related to its leases in Toronto, Ontario and the Netherlands in the fifty-two weeks ended August 28, 2021. The effect of these restructuring activities has been included within General and administrative on the Consolidated Statements of Income and Comprehensive Income. Refer to Note 15, Restructuring and Related Charges, for additional information regarding restructuring activities.

    The right-of-use assets and corresponding liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheets Caption	August 26, 2023	August 27, 2022
Assets
Operating lease right-of-use assets	Other long-term assets	$40,022	$46,460
Finance lease right-of-use assets	Property and equipment, net	125	367
Total lease assets		$40,147	$46,827

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$7,566	$6,249
Finance lease liabilities	Current maturities of long-term debt	143	264
Long-term:
Operating lease liabilities	Other long-term liabilities	37,272	44,482
Finance lease liabilities	Long-term debt, less current maturities	—	142
Total lease liabilities		$44,981	$51,137

    Future maturities of lease liabilities as of August 26, 2023 were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
2024	$9,476	$145
2025	8,750	—
2026	6,952	—
2027	7,110	—
2028	6,447	—
Thereafter	13,496	—
Total lease payments	52,231	145
Less: Interest	(7,393)	(2)
Present value of lease liabilities	$44,838	$143

    The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	August 26, 2023	August 27, 2022
Weighted-average remaining lease term (in years)
Operating leases	6.24	7.27
Finance leases	0.61	1.51
Weighted-average discount rate
Operating leases	4.4%	4.7%
Finance leases	5.6%	5.6%

    Supplemental and other information related to leases was as follows:

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 26, 2023	August 27, 2022	August 28, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11,002	$9,656	$7,622
Operating cash flows from finance leases	$544	$631	$37
Financing cash flows from finance leases	$278	$313	$314

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

Other

    The Company enters into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Atkins® and Quest® brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of contracts in place and achievement of performance conditions as of August 26, 2023, the Company will be required to make payments of $3.5 million over the next year.

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

Warrants to Purchase Common Stock

    During the fifty-two weeks ended August 27, 2022, the Company had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants were held by Conyers Park, a related party. Each whole warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. On January 7, 2022, Conyers Park elected to exercise the Private Warrants in full on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result of the cashless exercise on January 7, 2022, there were no outstanding liability-classified Private Warrants as of August 26, 2023 or August 27, 2022.

    As discussed in Note 7, Fair Value of Financial Instruments, the liability-classified warrants were remeasured on a recurring basis, primarily based on observable market data while the related theoretical private warrant volatility assumption within the Black-Scholes model represents a Level 3 measurement within the fair value measurement hierarchy. The periodic fair value remeasurements of the warrant liability, including the cashless exercise and the settlement of the warrant liability, have been reflected in (Loss) in fair value change of warrant liability within the Consolidated Statements of Income and Comprehensive Income.

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

    During the fifty-two weeks ended August 26, 2023, the Company repurchased 546,346 shares of common stock at an average share price of $30.11 per share. During the fifty-two weeks ended August 27, 2022, the Company repurchased 1,720,520 shares of common stock at an average share price of $34.79 per share. The Company did not repurchase any shares of common stock during the fifty-two weeks ended August 28, 2021. As of August 26, 2023, approximately $71.5 million remained available under the stock repurchase program.

Accumulated Other Comprehensive Loss

    During the fifty-two weeks ended August 27, 2022, the Company recognized a foreign currency translation gain of $1.1 million related to the liquidation of a foreign subsidiary. The gain is reflected as a component of Other income (expense) in (Loss) gain on foreign currency transactions within the Consolidated Statements of Income and Comprehensive Income.

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

    The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands, except share and per share data)	August 26, 2023	August 27, 2022	August 28, 2021
Basic earnings per share computation:
Numerator:
Net income available to common stock stockholders	$133,575	$108,574	$40,880
Denominator:
Weighted average common shares outstanding – basic	99,442,046	98,754,913	95,743,413
Basic earnings per share from net income	$1.34	$1.10	$0.43
Diluted earnings per share computation:
Numerator:
Numerator for diluted earnings per share	$133,575	$108,574	$40,880
Denominator:
Weighted average common shares outstanding – basic	99,442,046	98,754,913	95,743,413
Employee stock options	1,241,762	1,578,329	1,311,889
Non-vested stock units	196,271	255,914	310,296
Weighted average common shares – diluted	100,880,079	100,589,156	97,365,598
Diluted earnings per share from net income	$1.32	$1.08	$0.42

    Diluted earnings per share calculations for the fifty-two weeks ended August 26, 2023 and August 27, 2022 excluded zero and 0.7 million shares, issuable upon exercise of Private Warrants, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the fifty-two weeks ended August 26, 2023, August 27, 2022, and August 28, 2021 excluded 0.6 million shares, 0.3 million shares, and an immaterial number of shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the fifty-two weeks ended August 26, 2023, August 27, 2022, and August 28, 2021 excluded an immaterial number of non-vested stock units that would have been anti-dilutive.

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

    For the fifty-two weeks ended August 26, 2023, August 27, 2022, and August 28, 2021, the Company recorded stock-based compensation expense of $14.5 million, $11.7 million, and $8.3 million, respectively.

    In July 2017, the Company’s stockholders approved the 2017 Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of a maximum of 9,067,917 shares of stock-denominated awards to directors, employees, officers and agents of the Company. As of August 26, 2023, there were 3.5 million shares available for grant under the Incentive Plan.

Stock Options

    Stock options granted under the Incentive Plan are granted at a price equal to or more than the fair value of common stock on the date the option is granted. Stock options under the Incentive Plan generally become exercisable ratably over three years from the date of grant and must be exercised within ten years from the date of grant.

    The following table summarizes stock option activity for the fifty-two weeks ended August 26, 2023:

(In thousands, except share and per share data)	Shares underlying options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding as of August 27, 2022	2,776,551	$18.04	6.10	$39,702
Granted	285,001	37.73
Exercised	(357,466)	14.68
Forfeited	(35,624)	32.04
Outstanding as of August 26, 2023	2,668,462	$20.41	5.56	$39,610
Vested and expected to vest as of August 26, 2023	2,668,462	$20.41	5.56	$39,610
Exercisable as of August 26, 2023	2,030,917	$15.62	4.66	$38,539

    The following table summarizes information about stock options outstanding at August 26, 2023:

Range of Exercise Prices			Number outstanding	Weighted average exercise price	Weighted average remaining life (years)	Number exercisable	Weighted average exercise price
$12.00	-	17.77	1,408,964	$12.44	3.99	1,408,964	$12.44
$17.78	-	23.55	478,275	20.27	6.17	403,727	20.27
$23.56	-	29.33	178,392	24.35	6.18	176,191	24.30
$29.34	-	35.11	—	—	0.00	—	—
$35.12	-	40.88	602,831	37.97	8.59	42,035	40.88
			2,668,462	$20.41	5.56	2,030,917	$15.62

    The weighted average fair value of options granted during the fifty-two weeks ended August 26, 2023, August 27, 2022, and August 28, 2021 were $16.58, $15.32 and $9.99, respectively.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model based on the following assumptions:

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	August 26, 2023	August 27, 2022	August 28, 2021
Expected volatility	39.00%	37.07%	36.80%	-	38.75%
Expected dividend yield	—%	—%	—%
Expected option term	6	6	6
Risk-free rate of return	4.27%	1.26%	0.80%	-	0.935%

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

    As of August 26, 2023, the Company had $5.5 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.6 years. During the fifty-two weeks ended August 26, 2023, August 27, 2022, and August 28, 2021, the Company received $5.2 million, $4.3 million, and $0.7 million in cash from stock option exercises, respectively.

Restricted Stock Units

    Restricted stock units granted under the Incentive Plan are granted at a price equal to closing market price of the Company’s common stock on the date of grant. Restricted stock units under the Incentive Plan generally vest over three years.

    The following table summarizes restricted stock unit activity for the fifty-two weeks ended August 26, 2023:

	Units	Weighted average grant-date fair value
Non-vested as of August 27, 2022	453,003	$30.68
Granted	328,924	37.06
Vested	(213,568)	27.86
Forfeited	(53,861)	33.92
Non-vested as of August 26, 2023	514,498	$35.59

    As of August 26, 2023, the Company had $10.9 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.4 years.

Performance Stock Units

    During the fifty-two weeks ended August 26, 2023, the Board of Directors granted performance stock units under the Company’s equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. Performance stock units were valued using a Monte-Carlo simulation.

    The following table summarizes performance stock unit activity for the fifty-two weeks ended August 26, 2023:

	Units	Weighted average grant-date fair value
Non-vested as of August 27, 2022	255,023	$32.82
Granted	50,629	62.55
Vested	(72,452)	27.39
Forfeited	(41,421)	34.23
Non-vested as of August 26, 2023	191,779	$42.41

    As of August 26, 2023, the Company had $3.4 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 0.9 years.

Stock Appreciation Rights

    Stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the Company’s common stock price and are awarded to non-employee consultants of the Company. The Company’s SARs settle in shares of its common stock if and when the applicable vesting criteria has been met. SARs cliff vest three years from the date of grant and must be exercised within ten years.

    The following table summarizes SARs activity for the fifty-two weeks ended August 26, 2023:

	Shares Underlying SARs	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of August 27, 2022	150,000	$24.20
Granted	150,000	37.67
Exercised	(150,000)	24.20
Forfeited	—	—
Outstanding as of August 26, 2023	150,000	$37.67	0.00
Vested and expected to vest as of August 26, 2023	150,000	$—	0.00
Exercisable as of August 26, 2023	—	$—	0.00

The SARs exercised in the fifty-two weeks ended August 26, 2023 resulted in a net issuance of 38,850 shares of the Company’s common stock. The SARs granted in the fifty-two weeks ended August 26, 2023 are liability-classified; therefore the related stock-based compensation expense is based on the vesting provisions and the fair value of the awards.

14. Segment and Customer Information

    During the fifty-two weeks ended August 27, 2022, the Company substantially completed its efforts to fully integrate its operations and organization structure after the Quest Acquisition. The Company aligned the nature of its production processes and the methods used to distribute products to customers for the Atkins® and Quest® brands. The Company also designed its organizational structure to support entity-wide business functions across brands, products, customers, and geographic regions. Additionally, the Company’s chief operating decision maker reviews operating results and forecasts at the consolidated level. As a result, during the fifty-two weeks ended August 26, 2023 and August 27, 2022, the Company determined its operations are organized into one, consolidated operating segment and reportable segment. Previously, during the fifty-two weeks ended August 28, 2021, the Company had two operating segments, Atkins and Quest, which were aggregated into one reporting segment due to similar financial, economic and operating characteristics.

    Reconciliation of the totals of reported segment revenue, profit or loss measurement, assets and other significant items reported by segment to the corresponding GAAP totals is not applicable to the Company as it only has one reportable segment. Additionally, revenue from transactions with external customers for each of Simply Good Foods’ products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and brand:

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 26, 2023	August 27, 2022	August 28, 2021
North America (1)
Atkins	$526,769	$540,328	$506,860
Quest	682,789	593,943	453,619
Total North America	1,209,558	1,134,271	960,479
International	33,114	34,407	45,134
Total	$1,242,672	$1,168,678	$1,005,613
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

    The following is a summary of long lived assets by geographic area:

(In thousands)	August 26, 2023	August 27, 2022
Long lived assets
North America (1)	$24,861	$18,157
Total	$24,861	$18,157
(1) The North America geographic area consists of long-lived assets substantially related to the United States and there is no individual foreign country in which more than 10% of the Company’s long-lived assets are located or that is otherwise deemed individually material.

Significant Customers

    Credit risk for the Company was concentrated in three customers who each comprised more than 10% of the Company’s total sales for the fifty-two weeks ended August 26, 2023, August 27, 2022, and August 28, 2021.

	52-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	August 26, 2023	August 27, 2022	August 28, 2021
Customer 1	31%	31%	31%
Customer 2	16%	13%	12%
Customer 3	n/a	10%	n/a
n/a - Not applicable as the customer was not significant during these fiscal years.

At August 26, 2023 and August 27, 2022, the following amounts of the Company’s accounts receivable, net were related to these significant customers for the periods in which the customers were significant:

(In thousands)	August 26, 2023		August 27, 2022
Customer 1	$43,098	30%	$44,638	34%
Customer 2	$37,384	26%	$21,829	16%
Customer 3	n/a	n/a	$18,521	14%
n/a - Not applicable as the customer was not significant during this fiscal year.

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

    Changes to the restructuring liability during the fifty-two weeks ended August 26, 2023 and August 27, 2022 were as follows:

(In thousands)	Termination benefits and severance	Other	Restructuring liability
Balance as of August 28, 2021	$851	$—	$851
Charges	52	76	128
Cash payments	(903)	(76)	(979)
Balance as of August 27, 2022	$—	$—	$—
Balance as of August 26, 2023	$—	$—	$—

The Company substantially completed its restructuring activities during the third quarter of fiscal 2022; therefore no restructuring and restructuring-related costs were incurred in the fifty-two weeks ended August 26, 2023. During the fifty-two weeks ended August 27, 2022, the Company incurred $0.1 million of restructuring charges which included an immaterial gain on lease termination related to its lease in the Netherlands. In the fifty-two weeks ended August 28, 2021, the Company incurred a total of $4.3 million in restructuring and restructuring-related costs, which included a $0.5 million impairment charge, net of a gain on lease termination, related to its leases in Toronto, Ontario and the Netherlands.

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 26, 2023, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

    Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of August 26, 2023. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment using this criteria, management has concluded that our internal control over financial reporting was effective as of August 26, 2023.

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

    The effectiveness of our internal control over financial reporting as of August 26, 2023 was audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 26, 2023.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal control over financial reporting during the quarter ended August 26, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Simply Good Foods Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Simply Good Foods Company and subsidiaries (the “Company”) as of August 26, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 26, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fifty-two weeks ended August 26, 2023, of the Company and our report dated October 24, 2023, expressed an unqualified opinion on those financial statements.

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
October 24, 2023

Item 9B. Other Information.

    (a) None

(b) None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

    Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

    Incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 26, 2023.

Item 11. Executive Compensation.

    Incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 26, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    Incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 26, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

    Incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 26, 2023.

Item 14. Principal Accountant Fees and Services.

    Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented under the caption “Audit Committee Matters - Principal Accounting Firm Fees” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 26, 2023 and is incorporated herein by reference.

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

Exhibit No.	Document
3.1	Third Amended and Restated Certificate of Incorporation of The Simply Good Foods Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on January 25, 2023).
3.2	Third Amended and Restated Bylaws of The Simply Good Foods Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 19, 2023).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-4 filed on June 12, 2017).
4.2	Description of Securities (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K filed on October 28, 2020).
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
10.5†
The Simply Good Foods Company Amended and Restated Executive Severance Compensation Plan (Effective January 20, 2022) (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 25, 2022).

10.6†	Form of Executive Severance Compensation Plan, Tier I Participation Agreement, dated July 23, 2018 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 27, 2018).
10.7
Credit Agreement, dated July 7, 2017, among Atkins Intermediate Holdings, LLC, Conyers Park Parent Merger Sub, Inc., Conyers Park Acquisition Corp., Conyers Park Merger Sub 1, Inc., Conyers Park Merger Sub 2, Inc., Conyers Park Merger Sub 3, Inc., Conyers Park Merger Sub 4, Inc., NCP-ATK Holdings, Inc., Atkins Nutritionals Holdings, Inc., Atkins Nutritionals Holdings II, Inc., Atkins Nutritionals, Inc., the lenders party thereto and Barclays Bank PLC, as the administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 13, 2017).

10.8
Amendment No. 2 (Incremental Facility Amendment), dated November 7, 2019, among Atkins Intermediate Holdings, LLC, , Conyers Park Acquisition Corp., Atkins Nutritionals, Inc., Atkins Nutritionals Holdings, Inc., Atkins Nutritionals Holdings II, Inc., NCP-ATK Holdings, Inc., the financial institutions set forth on Schedule A thereto as Additional Term Lenders, and acknowledged by Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 7, 2019).

10.9
Extension Amendment, dated December 16, 2021, among Atkins Intermediate Holdings, LLC, Conyers Park Acquisition Corp., Simply Good Foods USA, Inc., Atkins Nutritionals Holdings, Inc., Atkins Nutritionals Holdings II, Inc., NCP-ATK Holdings, Inc., the financial institutions party thereto, and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 22, 2021).

10.10
Repricing Amendment, dated January 21, 2022, among Atkins Intermediate Holdings, LLC, Conyers Park Acquisition Corp., Simply Good Foods USA, Inc., Atkins Nutritionals Holdings, Inc., Atkins Nutritionals Holdings II, Inc., NCP-ATK Holdings, Inc., the other guarantors party thereto, the financial institutions party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 25, 2022).

10.11
Repricing Amendment, dated March 16, 2018, among Atkins Intermediate Holdings, LLC, Conyers Park Acquisition Corp., Atkins Nutritionals, Inc., Atkins Nutritionals Holdings, Inc., Atkins Nutritionals Holdings II, Inc. NCP-ATK Holdings, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2018).

10.12
Repricing Amendment, dated April 25, 2023, among Atkins Intermediate Holdings, LLC, Conyers Park Acquisition Corp., Simply Good Foods USA, Inc., Atkins Nutritional Holdings, Inc., Atkins Nutritional Holdings II, Inc., NCP-ATK Holdings, Inc., and Barclays Bank PLC, as Administrative Agent and Replacement Lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 27, 2023)

10.13†
Amended and Restated Employment Agreement, dated July 7, 2017, between The Simply Good Foods Company and Joseph E. Scalzo (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on July 13, 2017).

10.14†
First Amendment to Amended and Restated Employment Agreement, dated October 16, 2019, between The Simply Good Foods Company and Joseph E. Scalzo. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 18, 2019)

10.15†
Second Amendment to the Amended and Restated Employment Agreement, dated August 13, 2021 between The Simply Good Foods Company and Joseph Scalzo. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 13, 2021.)

10.16†
Transition Agreement, dated January 27, 2023, between The Simply Good Foods Company and Joseph E. Scalzo (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 30, 2023).

10.17†	Offer Letter, dated October 16, 2022, between The Simply Good Foods Company and Shaun Mara (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 27, 2022).
10.18†	Offer Letter, dated January 27, 2023, between The Simply Good Foods Company and Geoff Tanner (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 30, 2023).
21.1	Subsidiaries of The Simply Good Foods Company.
23.1	Consent of Deloitte & Touche LLP.

Exhibit No.	Document
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
____________________

†	Indicates a management contract or compensatory plan.
(a)	Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary.

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

THE SIMPLY GOOD FOODS COMPANY
		By:	/s/ Geoff E. Tanner
Date:	October 24, 2023	Name:	Geoff E. Tanner
		Title:	President, Chief Executive Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoff E. Tanner	President, Chief Executive Officer and Director	October 24, 2023
Geoff E. Tanner	(Principal Executive Officer)

/s/ Shaun P. Mara	Chief Financial Officer	October 24, 2023
Shaun P. Mara	(Principal Financial Officer)

/s/ Timothy A. Matthews	Vice President, Controller and Chief Accounting Officer	October 24, 2023
Timothy A. Matthews	(Principal Accounting Officer)

/s/ James M. Kilts	Chairman of the Board of Directors	October 24, 2023
James M. Kilts

/s/ Clayton C. Daley, Jr.	Director	October 24, 2023
Clayton C. Daley, Jr.

/s/ Nomi P. Ghez	Director	October 24, 2023
Nomi P. Ghez

/s/ Michelle P. Goolsby	Director	October 24, 2023
Michelle P. Goolsby

/s/ Robert G. Montgomery	Director	October 24, 2023
Robert G. Montgomery

/s/ Brian K. Ratzan	Director	October 24, 2023
Brian K. Ratzan

/s/ David W. Ritterbush	Director	October 24, 2023
David W. Ritterbush

/s/ Joseph E. Scalzo	Director	October 24, 2023
Joseph E. Scalzo

/s/ Joseph J. Schena	Director	October 24, 2023
Joseph J. Schena

/s/ David J. West	Director	October 24, 2023
David J. West

/s/ James D. White	Director	October 24, 2023
James D. White