Form 10-Q
period 2023-11-25
Simply Good Foods Co
filed 2024-01-04
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 2023

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

As of December 26, 2023, there were 99,812,510 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 25, 2023

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share and per share data)

	November 25, 2023	August 26, 2023
Assets
Current assets:
Cash	$121,391	$87,715
Accounts receivable, net	135,561	145,078
Inventories	123,175	116,591
Prepaid expenses	6,076	6,294
Other current assets	10,336	15,974
Total current assets	396,539	371,652

Long-term assets:
Property and equipment, net	23,830	24,861
Intangible assets, net	1,104,318	1,108,119
Goodwill	543,134	543,134
Other long-term assets	47,238	49,318
Total assets	$2,115,059	$2,097,084

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$43,249	$52,712
Accrued interest	1,574	1,940
Accrued expenses and other current liabilities	34,083	35,062
Current maturities of long-term debt	83	143
Total current liabilities	78,989	89,857

Long-term liabilities:
Long-term debt, less current maturities	272,032	281,649
Deferred income taxes	120,200	116,133
Other long-term liabilities	36,660	38,346
Total liabilities	507,881	525,985
See commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 102,175,233 and 101,929,868 shares issued at November 25, 2023 and August 26, 2023, respectively	1,022	1,019
Treasury stock, 2,365,100 shares and 2,365,100 shares at cost at November 25, 2023 and August 26, 2023, respectively	(78,451)	(78,451)
Additional paid-in-capital	1,303,411	1,303,168
Retained earnings	383,517	347,956
Accumulated other comprehensive loss	(2,321)	(2,593)
Total stockholders’ equity	1,607,178	1,571,099
Total liabilities and stockholders’ equity	$2,115,059	$2,097,084

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended
	November 25, 2023	November 26, 2022
Net sales	$308,678	$300,878
Cost of goods sold	193,560	189,886
Gross profit	115,118	110,992

Operating expenses:
Selling and marketing	31,990	28,534
General and administrative	26,950	25,641
Depreciation and amortization	4,358	4,327
Total operating expenses	63,298	58,502

Income from operations	51,820	52,490

Other income (expense):
Interest income	1,090	7
Interest expense	(6,034)	(7,055)
Gain on foreign currency transactions	226	108
Other income	6	6
Total other expense	(4,712)	(6,934)

Income before income taxes	47,108	45,556
Income tax expense	11,547	9,696
Net income	$35,561	$35,860

Other comprehensive income:
Foreign currency translation, net of reclassification adjustments	272	(222)
Comprehensive income	$35,833	$35,638

Earnings per share from net income:
Basic	$0.36	$0.36
Diluted	$0.35	$0.36
Weighted average shares outstanding:
Basic	99,629,188	99,200,557
Diluted	101,094,736	100,723,036

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirteen Weeks Ended
	November 25, 2023	November 26, 2022
Operating activities
Net income	$35,561	$35,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,605	4,952
Amortization of deferred financing costs and debt discount	385	532
Stock compensation expense	4,168	3,313
Estimated credit losses	51	(141)
Unrealized gain on foreign currency transactions	(226)	(108)
Deferred income taxes	4,084	3,206
Amortization of operating lease right-of-use asset	1,735	1,660
Other	301	571
Changes in operating assets and liabilities:
Accounts receivable, net	9,869	(26,288)
Inventories	(6,699)	638
Prepaid expenses	257	(541)
Other current assets	5,173	8,631
Accounts payable	(9,806)	(6,609)
Accrued interest	(366)	97
Accrued expenses and other current liabilities	(1,337)	(14,843)
Other assets and liabilities	(1,232)	(2,212)
Net cash provided by operating activities	47,523	8,718

Investing activities
Purchases of property and equipment	(744)	(1,151)
Investments in intangible and other assets	(56)	(87)
Net cash used in investing activities	(800)	(1,238)

Financing activities
Proceeds from option exercises	—	4,563
Tax payments related to issuance of restricted stock units and performance stock units	(3,642)	(2,298)
Payments on finance lease obligations	(61)	(78)
Cash received on repayment of note receivable	600	—
Repurchase of common stock	—	(16,448)
Principal payments of long-term debt	(10,000)	(6,500)
Net cash used in financing activities	(13,103)	(20,761)

Cash and cash equivalents
Net increase (decrease) in cash	33,620	(13,281)
Effect of exchange rate on cash	56	(69)
Cash at beginning of period	87,715	67,494
Cash and cash equivalents at end of period	$121,391	$54,144

	Thirteen Weeks Ended
	November 25, 2023	November 26, 2022
Supplemental disclosures of cash flow information
Cash paid for interest	$2,135	$6,426
Cash paid for taxes	$628	$8
Non-cash investing and financing transactions
Non-cash credits for repayment of note receivable	$229	$—
Non-cash additions to property and equipment	$99	$—
Non-cash additions to intangible assets	$75	$53

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 26, 2023	101,929,868	$1,019	2,365,100	$(78,451)	$1,303,168	$347,956	$(2,593)	$1,571,099
Net income	—	—	—	—	—	35,561	—	35,561
Stock-based compensation	—	—	—	—	3,888	—	—	3,888
Foreign currency translation adjustments	—	—	—	—	—	—	272	272
Repurchase of common stock	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units and performance stock units	245,365	3	—	—	(3,645)	—	—	(3,642)
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—
Balance at November 25, 2023	102,175,233	1,022	2,365,100	(78,451)	1,303,411	383,517	(2,321)	1,607,178

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 27, 2022	101,322,834	$1,013	1,818,754	$(62,003)	$1,287,224	$214,381	$(1,951)	$1,438,664
Net income	—	—	—	—	—	35,860	—	35,860
Stock-based compensation	—	—	—	—	3,237	—	—	3,237
Repurchase of Common Stock	—	—	546,346	(16,448)	—	—	—	(16,448)
Foreign currency translation adjustments	—	—	—	—	—	—	(222)	(222)
Shares issued upon vesting of restricted stock units and performance stock units	180,342	2	—	—	(2,300)	—	—	(2,298)
Exercise of options and stock appreciation rights to purchase common stock	353,281	4	—	—	4,559	—	—	4,563
Balance at November 26, 2022	101,856,457	1,019	2,365,100	(78,451)	1,292,720	250,241	(2,173)	1,463,356

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

    The Company’s nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies and health-and-wellness trends: Quest® for consumers seeking a variety of protein-rich foods and beverages that also limit sugars and simple carbs and Atkins® for those following a low-carb lifestyle. The Company distributes its products in major retail channels, primarily in North America, including grocery, club, and mass merchandise, as well as through e-commerce, convenience, specialty, and other channels. The Company’s portfolio of nutritious snacking brands gives it a strong platform with which to introduce new products, expand distribution, and attract new consumers to its products.

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

    The interim consolidated financial statements and related notes of the Company and its subsidiaries are unaudited. The unaudited interim consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim consolidated financial statements reflect all adjustments and disclosures which are, in the Company’s opinion, necessary for a fair presentation of the results of operations, financial position and cash flows for the indicated periods. All such adjustments were of a normal and recurring nature unless otherwise disclosed. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted. The results reported in these unaudited interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire fiscal year and should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended August 26, 2023, included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the SEC on October 24, 2023.

2. Summary of Significant Accounting Policies

    Refer to Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Annual Report for a description of significant accounting policies.

Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

    In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. Additionally, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which extended the period of time for which ASU 2020-04 could be applied. As a result, the amendments in ASU 2020-04 can be applied to contract modifications due to rate reform and eligible existing and new hedging relationships entered into between March 12, 2020 and December 31, 2024. The amendments of these ASUs are effective for all entities and are applied on a prospective basis.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issues Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

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

3. Revenue Recognition

    Revenue from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and brands:

	Thirteen Weeks Ended
(In thousands)	November 25, 2023	November 26, 2022
North America (1)
Atkins	$119,498	$131,745
Quest	181,463	161,472
Total North America	300,961	293,217
International	7,717	7,661
Total net sales	$308,678	$300,878
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

    Charges related to credit loss on accounts receivables from transactions with external customers were $0.1 million for the thirteen weeks ended November 25, 2023, and $(0.1) million for the thirteen weeks ended November 26, 2022. As of November 25, 2023 and August 26, 2023, the allowances for doubtful accounts related to these accounts receivable were $0.9 million and $1.1 million, respectively. Additionally, as of November 25, 2023, the Company had an expected credit loss reserve of $1.0 million on a $3.0 million note receivable related to the Company’s sale of its SimplyProtein® brand and related assets during its fiscal year 2021.

4. Goodwill and Intangibles

    As of November 25, 2023 and August 26, 2023, Goodwill in the Consolidated Balance Sheets was $543.1 million. There were no impairment charges related to goodwill during the thirteen weeks ended November 25, 2023 or since the inception of the Company.

    Intangible assets, net in the Consolidated Balance Sheets consists of the following:

				November 25, 2023
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	56,203	117,797
Licensing agreements	13 years			22,000	10,977	11,023
Proprietary recipes and formulas	7 years			7,000	6,381	619
Software and website development costs	3	-	5 years	6,328	5,633	695
Intangible assets in progress	3	-	5 years	184	—	184
				$1,183,512	$79,194	$1,104,318

				August 26, 2023
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	53,303	120,697
Licensing agreements	13 years			22,000	10,498	11,502
Proprietary recipes and formulas	7 years			7,000	6,131	869
Software and website development costs	3	-	5 years	6,328	5,356	972
Intangible assets in progress	3	-	5 years	79	—	79
				$1,183,407	$75,288	$1,108,119

    Changes in Intangible assets, net during the thirteen weeks ended November 25, 2023 were primarily related to recurring amortization expense. Amortization expense related to intangible assets was $3.9 million for the thirteen weeks ended November 25, 2023 and $3.9 million for the thirteen weeks ended November 26, 2022. There were no impairment charges related to intangible assets during the thirteen weeks ended November 25, 2023 and November 26, 2022.

    Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2024	$11,721
2025	13,980
2026	13,740
2027	13,556
2028	13,517
2029 and thereafter	63,620
Total	$130,134

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

    The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all covenants as of November 25, 2023 and August 26, 2023, respectively.

    Long-term debt consists of the following:

(In thousands)	November 25, 2023	August 26, 2023
Term Facility (effective rate of 8.0% at November 25, 2023)	$275,000	$285,000
Finance lease liabilities (effective rate of 5.6% at November 25, 2023)	83	143
Less: Deferred financing fees	2,968	3,351
Total debt	272,115	281,792
Less: Current finance lease liabilities	83	143
Long-term debt, net of deferred financing fees	$272,032	$281,649

    The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended November 25, 2023. The outstanding balance of the Term Facility is due upon its maturity in March 2027.

    As of November 25, 2023, the Company had letters of credit in the amount of $3.5 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support three of the Company’s leased buildings and insurance programs relating to workers’ compensation. No amounts were drawn against these letters of credit at November 25, 2023.

    The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of November 25, 2023 and August 26, 2023, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

Components of the balance sheet such as accounts receivable, cash and cash equivalents and others approximated fair value as of November 25, 2023.

7. Income Taxes

    The tax expense and the effective tax rate resulting from operations were as follows:

	Thirteen Weeks Ended
(In thousands)	November 25, 2023	November 26, 2022
Income before income taxes	$47,108	$45,556
Provision for income taxes	$11,547	$9,696
Effective tax rate	24.5%	21.3%

    The effective tax rate for the thirteen weeks ended November 25, 2023 was 3.2% more than the effective tax rate for the thirteen weeks ended November 26, 2022, which was primarily driven by permanent differences.

8. Leases

    The components of lease expense were as follows:

		Thirteen Weeks Ended
(In thousands)	Statements of Operations Caption	November 25, 2023	November 26, 2022
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$2,259	$2,252
Variable lease cost (1)	Cost of goods sold and General and administrative	796	738
Total operating lease cost		3,055	2,990
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	53	68
Interest on lease liabilities	Interest expense	1	5
Total finance lease cost		54	73

Total lease cost		$3,109	$3,063
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

    The right-of-use assets and corresponding liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheets Caption	November 25, 2023	August 26, 2023
Assets
Operating lease right-of-use assets	Other long-term assets	$38,286	$40,022
Finance lease right-of-use assets	Property and equipment, net	73	125
Total lease assets		$38,359	$40,147
Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$7,724	$7,566
Finance lease liabilities	Current maturities of long-term debt	83	143
Long-term:
Operating lease liabilities	Other long-term liabilities	35,306	37,272
Finance lease liabilities	Long-term debt, less current maturities	—	—
Total lease liabilities		$43,113	$44,981

    Future maturities of lease liabilities as of November 25, 2023 were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2024	7,145	84
2025	8,750	—
2026	6,952	—
2027	7,110	—
2028	6,447	—
Thereafter	13,496	—
Total lease payments	49,900	84
Less: Interest	(6,870)	(1)
Present value of lease liabilities	$43,030	$83

    The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	November 25, 2023	August 26, 2023
Weighted-average remaining lease term (in years)
Operating leases	6.08	6.24
Finance leases	0.37	0.61
Weighted-average discount rate
Operating leases	4.4%	4.4%
Finance leases	5.6%	5.6%

    Supplemental and other information related to leases was as follows:

	Thirteen Weeks Ended
(In thousands)	November 25, 2023	November 26, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,926	$2,040
Operating cash flows from finance leases	$175	$131
Financing cash flows from finance leases	$61	$78

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

Other

    The Company has entered into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Quest® and Atkins® brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of November 25, 2023, the Company will be required to make payments of $2.9 million over the next year.

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

    The Company did not repurchase any shares of common stock during the thirteen weeks ended November 25, 2023. During the thirteen weeks ended November 26, 2022, the Company repurchased 546,346 shares of common stock at an average share price of $30.11 per share. As of November 25, 2023, approximately $71.5 million remained available under the stock repurchase program.

11. Earnings Per Share

    Basic earnings or loss per share is based on the weighted average number of common shares issued and outstanding. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive securities, including the Company’s employee stock options and non-vested stock units.

    In periods in which the Company has a net loss, diluted loss per share is based on the weighted average number of common shares issued and outstanding as the effect of including common stock equivalents outstanding would be anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended
(In thousands, except per share data)	November 25, 2023	November 26, 2022
Basic earnings per share computation:
Numerator:
Net income available to common stockholders	$35,561	$35,860
Denominator:
Weighted average common shares outstanding - basic	99,629,188	99,200,557
Basic earnings per share from net income	$0.36	$0.36

Diluted earnings per share computation:
Numerator:
Net income available for common stockholders	$35,561	$35,860
Numerator for diluted earnings per share	$35,561	$35,860
Denominator:
Weighted average common shares outstanding - basic	99,629,188	99,200,557
Employee stock options	1,172,483	1,299,543
Non-vested stock units	293,065	222,936
Weighted average common shares - diluted	101,094,736	100,723,036
Diluted earnings per share from net income	$0.35	$0.36

    Diluted earnings per share calculations for the thirteen weeks ended November 25, 2023 and November 26, 2022 excluded 0.8 million and 0.4 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the thirteen weeks ended November 25, 2023 and November 26, 2022 excluded an immaterial number of shares and 0.1 million shares of non-vested stock units, respectively, that would have been anti-dilutive.

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

    The Company recorded stock-based compensation expense of $4.2 million and $3.3 million in the thirteen weeks ended November 25, 2023 and November 26, 2022, respectively.

Stock Options

    The following table summarizes stock option activity for the thirteen weeks ended November 25, 2023:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 26, 2023	2,668,462	$20.41	5.56
Granted	17,633	33.02
Exercised	—	—
Forfeited	(3,815)	39.38
Outstanding as of November 25, 2023	2,682,280	$20.47	5.35
Vested and expected to vest as of November 25, 2023	2,682,280	$20.47	5.35
Exercisable as of November 25, 2023	2,188,820	$16.69	4.64

    As of November 25, 2023, the Company had $4.8 million of total unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.5 years. During the thirteen weeks ended November 25, 2023 the Company did not receive cash from stock option exercises. During the thirteen weeks ended November 26, 2022, the Company received $4.6 million in cash from stock option exercises.

Restricted Stock Units

    The following table summarizes restricted stock unit activity for the thirteen weeks ended November 25, 2023:

	Units	Weighted average grant-date fair value
Non-vested as of August 26, 2023	514,498	$35.59
Granted	194,353	36.94
Vested	(151,239)	30.34
Forfeited	(7,589)	38.69
Non-vested as of November 25, 2023	550,023	$37.47

    As of November 25, 2023, the Company had $15.6 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.8 years.

Performance Stock Units

    During the thirteen weeks ended November 25, 2023, the Company granted performance stock units under its equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. Performance stock units were valued using a Monte Carlo simulation.

    The following table summarizes performance stock unit activity for the thirteen weeks ended November 25, 2023:

	Units	Weighted average grant-date fair value
Non-vested as of August 26, 2023	191,779	$42.41
Granted	178,788	38.66
Vested	(189,884)	21.52
Forfeited	—	—
Non-vested as of November 25, 2023	180,683	$59.28

    As of November 25, 2023, the Company had $7.6 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 2.2 years.

Stock Appreciation Rights

    Stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the Company’s common stock price and are awarded to non-employee consultants of the Company. The Company’s SARs settle in shares of its common stock once the applicable vesting criteria have been met. The SARs outstanding as of November 25, 2023 cliff vest two years from the date of grant and must be exercised within five years.

    The following table summarizes SARs activity for the thirteen weeks ended November 25, 2023:

	Shares underlying SARs	Weighted average exercise price
Outstanding as of August 26, 2023	150,000	$37.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of November 25, 2023	150,000	$37.67

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

    This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements include, but are not limited to, our expectations regarding our supply chain, including but not limited to, raw materials and logistics costs, the effect of price increases, inflationary pressure on us and our contract manufacturers, and the unforeseen business disruptions or other effects due to current global geopolitical tension. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by applicable law. These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. Such risks and uncertainties include those related to our ability to sell our products.

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 26, 2023 (“Annual Report”) and our unaudited consolidated financial statements and the related notes appearing elsewhere in this Report. In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company’s expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified in Item 1A. “Risk Factors” of our Annual Report. The Company assumes no obligation to update any of these forward-looking statements.

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

    Our nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies and health-and-wellness trends: Quest® for consumers seeking a variety of protein-rich foods and beverages that also limit sugars and simple carbs and Atkins® for those following a low-carb lifestyle. We distribute our products in major retail channels, primarily in North America, including grocery, club, and mass merchandise, as well as through e-commerce, convenience, specialty, and other channels. Our portfolio of nutritious snacking brands gives us a strong platform with which to introduce new products, expand distribution, and attract new consumers to our products.

Business Trends

    During fiscal 2023 the Company was affected by the unfavorable effects of higher raw material costs, higher co-manufacturing costs, and supply chain challenges, including supply chain disruptions resulting from labor shortages and disruptions in ingredients.

During the thirteen weeks ended November 25, 2023, our business performance improved as strong Quest sales volume growth more than offset Atkins softness. The Company benefited from lower ingredient and packaging costs which resulted in gross margin expansion versus the year ago period. The Company continues to engage and have discussions with its contract manufacturers and logistics and transportation providers to have its cost structure reflect lower market prices. We believe the Company's strategy and positioning will continue to drive profitable growth for our product offerings and growth within the growing nutritional snacking category.

We continue to actively monitor the dynamic supply chain environment in the United States and elsewhere as well as consumer purchasing behavior. Current or future governmental policies may increase the risk of inflation and possible economic recession, which could increase the costs of ingredients, packaging, logistics and finished goods for our business as well as negatively effect consumer behavior and demand for our products.

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
•General and administrative. General and administrative expenses comprise expenses associated with corporate and administrative functions that support our business, including employee compensation, stock-based compensation, professional services, executive transition costs, integration costs, restructuring costs, insurance and other general corporate expenses.
•Depreciation and amortization. Depreciation and amortization costs consist of costs associated with the depreciation of fixed assets and capitalized leasehold improvements and amortization of intangible assets.

Results of Operations

    During the thirteen weeks ended November 25, 2023, our net sales increased to $308.7 million compared to $300.9 million for the thirteen weeks ended November 26, 2022, driven by Quest volume growth, which offset softness in Atkins net sales, resulting in a 2.6% increase in our aggregate North America net sales. Gross profit and gross profit margin improved driven by higher sales volumes and lower ingredient and packaging costs.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended November 25, 2023 and the Thirteen Weeks Ended November 26, 2022

    The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	November 25, 2023	% of Net Sales	November 26, 2022	% of Net Sales
Net sales	$308,678	100.0%	$300,878	100.0%
Cost of goods sold	193,560	62.7%	189,886	63.1%
Gross profit	115,118	37.3%	110,992	36.9%

Operating expenses:
Selling and marketing	31,990	10.4%	28,534	9.5%
General and administrative	26,950	8.7%	25,641	8.5%
Depreciation and amortization	4,358	1.4%	4,327	1.4%
Total operating expenses	63,298	20.5%	58,502	19.4%

Income from operations	51,820	16.8%	52,490	17.4%

Other income (expense):
Interest income	1,090	0.4%	7	—%
Interest expense	(6,034)	(2.0)%	(7,055)	(2.3)%
Gain on foreign currency transactions	226	0.1%	108	—%
Other income	6	—%	6	—%
Total other expense	(4,712)	(1.5)%	(6,934)	(2.3)%

Income before income taxes	47,108	15.3%	45,556	15.1%
Income tax expense	11,547	3.7%	9,696	3.2%
Net income	$35,561	11.5%	$35,860	11.9%

Other financial data:
Adjusted EBITDA (1)	$61,965	20.1%	$60,766	20.2%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales were $308.7 million for the thirteen weeks ended November 25, 2023 compared to $300.9 million for the thirteen weeks ended November 26, 2022, representing an increase of $7.8 million, driven primarily by Quest volume growth which offset Atkins softness. North America net sales increased 2.6% in the thirteen weeks ended November 25, 2023 compared to the thirteen weeks ended November 26, 2022, and International net sales increased 0.7% during the same period.

    Cost of goods sold. Cost of goods sold increased $3.7 million, or 1.9%, for the thirteen weeks ended November 25, 2023 compared to the thirteen weeks ended November 26, 2022. The cost of goods sold increase was primarily driven by higher sales volumes in the thirteen weeks ended November 25, 2023.

    Gross profit. Gross profit increased by $4.1 million, or 3.7%, for the thirteen weeks ended November 25, 2023 compared to the thirteen weeks ended November 26, 2022. Additionally, gross profit of $115.1 million, or 37.3% of net sales, for the thirteen weeks ended November 25, 2023 increased 40 basis points from 36.9% of net sales for the thirteen weeks ended November 26, 2022. The increase in gross profit margin was primarily driven by lower ingredient and packaging costs.

    Operating expenses. Operating expenses increased $4.8 million, or 8.2%, for the thirteen weeks ended November 25, 2023 compared to the thirteen weeks ended November 26, 2022 due to the following:

•Selling and marketing. Selling and marketing expenses increased $3.5 million, or 12.1%, for the thirteen weeks ended November 25, 2023 compared to the thirteen weeks ended November 26, 2022, due to expenses related to growth initiatives.
•General and administrative. General and administrative expenses increased $1.3 million, or 5.1%, for the thirteen weeks ended November 25, 2023 compared to the thirteen weeks ended November 26, 2022. The increase in general and administrative expenses was primarily attributable to $0.7 million of stock based compensation expense, $0.4 million of executive transition costs, and other investments in organizational capabilities.
•Depreciation and amortization. Depreciation and amortization expenses was $4.4 million for the thirteen weeks ended November 25, 2023 and $4.3 million for the thirteen weeks ended November 26, 2022, respectively.

Interest income. Interest income increased by $1.0 million for the thirteen weeks ended November 25, 2023 compared to the thirteen weeks ended November 26, 2022, due to higher cash balances, the increase in interest rates, and other sources of interest income.

    Interest expense. Interest expense decreased $1.0 million for the thirteen weeks ended November 25, 2023 compared to the thirteen weeks ended November 26, 2022, primarily due to the effect of principal payments reducing the outstanding balance of the Term Facility (as defined below) to $275.0 million as of November 25, 2023, from $400.0 million as of November 26, 2022. The reduction in the outstanding balance of the Term Facility was partially offset by the increase in interest rates on our Term Facility to 8.0% as of November 25, 2023 from 7.7% as of November 26, 2022. Additionally, interest expense related to the amortization of deferred financing costs and debt discount decreased $0.1 million for the thirteen weeks ended November 25, 2023 compared to the thirteen weeks ended November 26, 2022.

    Gain on foreign currency transactions. Foreign currency transactions resulted in a gain of $0.2 million and a gain of $0.1 million for the thirteen weeks ended November 25, 2023 and November 26, 2022, respectively. The variance is attributable to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense increased $1.9 million for the thirteen weeks ended November 25, 2023 compared to the thirteen weeks ended November 26, 2022. The increase in our income tax expense was primarily driven by higher income from operations and changes in permanent differences.

    Net income. Net income was $35.6 million for the thirteen weeks ended November 25, 2023, a decrease of $0.3 million compared to net income of $35.9 million for the thirteen weeks ended November 26, 2022. Net income benefited by higher gross profit, higher interest income, and lower interest expense, partially offset by growth in marketing expenses, higher stock based compensation expenses, executive transition costs, and higher income tax expense.

    Adjusted EBITDA. Adjusted EBITDA increased $1.2 million, or 2.0% for the thirteen weeks ended November 25, 2023 compared to the thirteen weeks ended November 26, 2022, driven primarily by higher gross profit, partially offset by growth in marketing expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Reconciliation of EBITDA and Adjusted EBITDA

    EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed as alternatives to net income as an indicator of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). The Company defines EBITDA as net income or loss before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude the following items: stock-based compensation expense, executive transition costs, and other non-core expenses. The Company believes that EBITDA and Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors. Management of the Company uses EBITDA and Adjusted EBITDA to supplement net income because these measures reflect operating results of the on-going operations, eliminate items that are not directly attributable to the Company’s underlying operating performance, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics the Company’s management uses in its financial and operational decision making. The Company also believes that EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen weeks ended November 25, 2023 and November 26, 2022:

(In thousands)	Thirteen Weeks Ended
	November 25, 2023	November 26, 2022
Net income	$35,561	$35,860
Interest income	(1,090)	(7)
Interest expense	6,034	7,055
Income tax expense	11,547	9,696
Depreciation and amortization	5,605	4,952
EBITDA	57,657	57,556
Stock-based compensation expense	4,168	3,313
Executive transition costs	366	—
Other (1)	(226)	(103)
Adjusted EBITDA	$61,965	$60,766
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

    We had $121.4 million in cash as of November 25, 2023. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

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

    The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all covenants as of November 25, 2023 and August 26, 2023, respectively.

    At November 25, 2023, the outstanding balance of the Term Facility was $275.0 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended November 25, 2023. The outstanding balance of the Term Facility is due upon its maturity in March 2027. As of November 25, 2023, there were no amounts drawn against the Revolving Credit Facility.

Stock Repurchase Program

    On October 21, 2022, we announced that our Board of Directors had approved the addition of $50.0 million to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $150.0 million. The Company did not repurchase any shares of common stock during the thirteen weeks ended November 25, 2023. During the thirteen weeks ended November 26, 2022, the Company repurchased 546,346 shares of common stock at an average share price of $30.11 per share.

    As of November 25, 2023, approximately $71.5 million remained available for repurchases under our $150.0 million stock repurchase program. Refer to Note 10, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements in this Report for additional information related to our stock repurchase program.

Cash Flows

    The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Thirteen Weeks Ended
	November 25, 2023	November 26, 2022
Net cash provided by operating activities	$47,523	$8,718
Net cash used in investing activities	$(800)	$(1,238)
Net cash used in financing activities	$(13,103)	$(20,761)

    Operating activities. Our net cash provided by operating activities increased $38.8 million to $47.5 million for the thirteen weeks ended November 25, 2023 compared to $8.7 million for the thirteen weeks ended November 26, 2022. The increase in cash provided by operating activities was primarily attributable changes in working capital for the thirteen weeks ended November 25, 2023 as compared to the thirteen weeks ended November 26, 2022. Changes in working capital, comprised of changes in accounts receivable, net, inventories, prepaid expenses, accounts payable, and accrued expenses and other current liabilities, which are driven by the timing of payments and receipts and seasonal building of inventory, consumed cash of $7.7 million in the thirteen weeks ended November 25, 2023 compared to $47.6 million of cash consumed in the thirteen weeks ended November 26, 2022. These increases in cash provided by operating activities were partially offset by the $0.7 million decrease in income from operations to $51.8 million for the thirteen weeks ended November 25, 2023 as compared to $52.5 million for the thirteen weeks ended November 26, 2022. Additionally, cash paid for interest was $2.1 million in the thirteen weeks ended November 25, 2023, which was a decrease of $4.3 million as compared to the $6.4 million paid for interest in the thirteen weeks ended November 26, 2022. Interest income increased by $1.0 million for the thirteen weeks ended November 25, 2023 compared to the thirteen weeks ended November 26, 2022, due to higher cash balances, the increase in interest rates, and other sources of interest income. In addition, cash paid for taxes increased $0.6 million.

    Investing activities. Our net cash used in investing activities was $0.8 million for the thirteen weeks ended November 25, 2023 compared to $1.2 million for the thirteen weeks ended November 26, 2022. Our net cash used in investing activities for the thirteen weeks ended November 25, 2023 primarily comprised $0.7 million of purchases of property and equipment. The $1.2 million of net cash used in investing activities for the thirteen weeks ended November 26, 2022 primarily comprised $1.2 million of purchases of property and equipment.

    Financing activities. Our net cash used in financing activities was $13.1 million for the thirteen weeks ended November 25, 2023 compared to $20.8 million for the thirteen weeks ended November 26, 2022. Net cash used in financing activities for the thirteen weeks ended November 25, 2023 primarily consisted of $10.0 million in principal payments on the Term Facility, and $3.6 million in tax payments related to issuance of restricted stock units and performance stock units, partially offset by $0.6 million of cash proceeds received from the partial repayment of an outstanding note receivable. Net cash used in financing activities for the thirteen weeks ended November 26, 2022 primarily consisted of $16.4 million in repurchases of common stock, $6.5 million in principal payments on the Term Facility, and $2.3 million in tax payments related to issuance of restricted stock units and performance stock units, partially offset by $4.6 million of cash proceeds received from option exercises.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

    There were no material changes in our market risk exposure during the thirteen week period ended November 25, 2023. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 25, 2023, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal controls over financial reporting during the quarter ended November 25, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3.    Defaults Upon Senior Securities

    None.

Item 4.    Mine Safety Disclosures

    Not Applicable.

Item 5.    Other Information

    In the three months ended November 23, 2023, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	January 4, 2024	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)