Form 10-Q
period 2024-02-24
Simply Good Foods Co
filed 2024-04-04
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 24, 2024

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

As of April 1, 2024, there were 99,988,966 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 24, 2024

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share and per share data)

	February 24, 2024	August 26, 2023
Assets
Current assets:
Cash	$135,876	$87,715
Accounts receivable, net	147,513	145,078
Inventories	115,785	116,591
Prepaid expenses	11,775	6,294
Other current assets	24,893	15,974
Total current assets	435,842	371,652

Long-term assets:
Property and equipment, net	22,701	24,861
Intangible assets, net	1,100,611	1,108,119
Goodwill	543,134	543,134
Other long-term assets	45,278	49,318
Total assets	$2,147,566	$2,097,084

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$55,601	$52,712
Accrued interest	1,376	1,940
Accrued expenses and other current liabilities	46,660	35,062
Current maturities of long-term debt	24	143
Total current liabilities	103,661	89,857

Long-term liabilities:
Long-term debt, less current maturities	237,641	281,649
Deferred income taxes	123,855	116,133
Other long-term liabilities	34,927	38,346
Total liabilities	500,084	525,985
See commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 102,353,618 and 101,929,868 shares issued at February 24, 2024 and August 26, 2023, respectively	1,024	1,019
Treasury stock, 2,365,100 shares and 2,365,100 shares at cost at February 24, 2024 and August 26, 2023, respectively	(78,451)	(78,451)
Additional paid-in-capital	1,310,605	1,303,168
Retained earnings	416,640	347,956
Accumulated other comprehensive loss	(2,336)	(2,593)
Total stockholders’ equity	1,647,482	1,571,099
Total liabilities and stockholders’ equity	$2,147,566	$2,097,084

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Net sales	$312,199	$296,584	$620,877	$597,462
Cost of goods sold	195,329	193,852	388,889	383,738
Gross profit	116,870	102,732	231,988	213,724

Operating expenses:
Selling and marketing	34,643	29,948	66,633	58,482
General and administrative	29,933	25,934	56,883	51,575
Depreciation and amortization	4,211	4,345	8,569	8,672
Total operating expenses	68,787	60,227	132,085	118,729

Income from operations	48,083	42,505	99,903	94,995

Other income (expense):
Interest income	924	246	2,014	253
Interest expense	(5,596)	(8,497)	(11,630)	(15,552)
(Loss) gain on foreign currency transactions	(23)	(214)	203	(106)
Other income	—	—	6	6
Total other expense	(4,695)	(8,465)	(9,407)	(15,399)

Income before income taxes	43,388	34,040	90,496	79,596
Income tax expense	10,265	8,398	21,812	18,094
Net income	$33,123	$25,642	$68,684	$61,502

Other comprehensive income:
Foreign currency translation, net of reclassification adjustments	(15)	53	257	(169)
Comprehensive income	$33,108	$25,695	$68,941	$61,333

Earnings per share from net income:
Basic	$0.33	$0.26	$0.69	$0.62
Diluted	$0.33	$0.25	$0.68	$0.61
Weighted average shares outstanding:
Basic	99,905,643	99,495,657	99,767,769	99,346,439
Diluted	101,276,575	100,840,887	101,212,408	100,802,169

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Twenty-Six Weeks Ended
	February 24, 2024	February 25, 2023
Operating activities
Net income	$68,684	$61,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,792	9,904
Amortization of deferred financing costs and debt discount	992	1,219
Stock compensation expense	8,736	6,332
Estimated credit (gains) losses	(140)	219
Unrealized (loss) gain on foreign currency transactions	(203)	106
Deferred income taxes	7,722	6,845
Amortization of operating lease right-of-use asset	3,489	3,330
Other	(552)	118
Changes in operating assets and liabilities:
Accounts receivable, net	(1,911)	(15,899)
Inventories	820	11,063
Prepaid expenses	(5,447)	(2,145)
Other current assets	(9,220)	(4,096)
Accounts payable	2,399	(2,359)
Accrued interest	(564)	12
Accrued expenses and other current liabilities	11,076	(19,583)
Other assets and liabilities	(2,682)	(3,222)
Net cash provided by operating activities	93,991	53,346

Investing activities
Purchases of property and equipment	(1,087)	(1,738)
Investments in intangible and other assets	(191)	(195)
Net cash used in investing activities	(1,278)	(1,933)

Financing activities
Proceeds from option exercises	3,015	4,791
Tax payments related to issuance of restricted stock units and performance stock units	(3,750)	(2,401)
Payments on finance lease obligations	(121)	(151)
Cash received on repayment of note receivable	1,200	—
Repurchase of common stock	—	(16,448)
Principal payments of long-term debt	(45,000)	(41,500)
Net cash used in financing activities	(44,656)	(55,709)

Cash and cash equivalents
Net increase (decrease) in cash	48,057	(4,296)
Effect of exchange rate on cash	104	9
Cash at beginning of period	87,715	67,494
Cash and cash equivalents at end of period	$135,876	$63,207

	Twenty-Six Weeks Ended
	February 24, 2024	February 25, 2023
Supplemental disclosures of cash flow information
Cash paid for interest	$11,202	$14,321
Cash paid for taxes	$14,884	$15,747
Non-cash investing and financing transactions
Non-cash credits for repayment of note receivable	$445	$78
Non-cash additions to property and equipment	$21	$—
Non-cash additions to intangible assets	$31	$—

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 26, 2023	101,929,868	$1,019	2,365,100	$(78,451)	$1,303,168	$347,956	$(2,593)	$1,571,099
Net income	—	—	—	—	—	35,561	—	35,561
Stock-based compensation	—	—	—	—	3,888	—	—	3,888
Foreign currency translation adjustments	—	—	—	—	—	—	272	272
Repurchase of common stock	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units and performance stock units	245,365	3	—	—	(3,645)	—	—	(3,642)
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—
Balance at November 25, 2023	102,175,233	$1,022	2,365,100	$(78,451)	$1,303,411	$383,517	$(2,321)	$1,607,178
Net income	—	—	—	—	—	33,123	—	33,123
Stock-based compensation	—	—	—	—	4,288	—	—	4,288
Foreign currency translation adjustments	—	—	—	—	—	—	(15)	(15)
Repurchase of common stock	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units	5,285	—	—	—	(107)	—	—	(107)
Exercise of options to purchase common stock	173,100	2	—	—	3,013	—	—	3,015
Balance at February 24, 2024	102,353,618	$1,024	2,365,100	$(78,451)	$1,310,605	$416,640	$(2,336)	$1,647,482

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 27, 2022	101,322,834	$1,013	1,818,754	$(62,003)	$1,287,224	$214,381	$(1,951)	$1,438,664
Net income	—	—	—	—	—	35,860	—	35,860
Stock-based compensation	—	—	—	—	3,237	—	—	3,237
Foreign currency translation adjustments	—	—	—	—	—	—	(222)	(222)
Repurchase of common stock	—	—	546,346	(16,448)	—	—	—	(16,448)
Shares issued upon vesting of restricted stock units and performance stock units	180,342	2	—	—	(2,300)	—	—	(2,298)
Exercise of options and stock appreciation rights to purchase common stock	353,281	4	—	—	4,559	—	—	4,563
Balance at November 26, 2022	101,856,457	$1,019	2,365,100	$(78,451)	$1,292,720	$250,241	$(2,173)	$1,463,356
Net income	—	—	—	—	—	25,642	—	25,642
Stock-based compensation	—	—	—	—	2,739	—	—	2,739
Foreign currency translation adjustments	—	—	—	—	—	—	53	53
Repurchase of common stock	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units	4,584	—	—	—	(103)	—	—	(103)
Exercise of options to purchase common stock	12,130	—	—	—	228	—	—	228
Balance at February 25, 2023	101,873,171	$1,019	2,365,100	$(78,451)	$1,295,584	$275,883	$(2,120)	$1,491,915
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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”), which updates disclosures required in the footnotes to the financial statements to further aid investors in understanding how to analyze income tax reporting. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available. The amendments should be applied on a prospective basis, however, retrospective application is permitted. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

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

3. Revenue Recognition

    Revenue from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and brands:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
North America (1)
Atkins	$122,755	$134,351	$242,253	$266,096
Quest	180,874	154,598	362,337	316,070
Total North America	303,629	288,949	604,590	582,166
International	8,570	7,635	16,287	15,296
Total net sales	$312,199	$296,584	$620,877	$597,462
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

    Charges related to credit loss on accounts receivable from transactions with external customers were $(0.2) million and $(0.1) million for the thirteen and twenty-six weeks ended February 24, 2024, respectively. Charges related to credit loss on accounts receivables from transactions with external customers were $0.4 million and $0.2 million for the thirteen and twenty-six weeks ended February 25, 2023, respectively. As of February 24, 2024, and August 26, 2023, the allowances for doubtful accounts related to these accounts receivable were $0.7 million and $1.9 million, respectively.

4. Goodwill and Intangibles

    As of February 24, 2024, and August 26, 2023, Goodwill in the Consolidated Balance Sheets was $543.1 million. There were no impairment charges related to goodwill during the thirteen and twenty-six weeks ended February 24, 2024, or since the inception of the Company.

    Intangible assets, net in the Consolidated Balance Sheets consists of the following:

				February 24, 2024
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	59,103	114,897
Licensing agreements	13 years			22,000	11,457	10,543
Proprietary recipes and formulas	7 years			7,000	6,631	369
Software and website development costs	3	-	5 years	6,328	5,800	528
Intangible assets in progress	3	-	5 years	274	—	274
				$1,183,602	$82,991	$1,100,611

				August 26, 2023
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	53,303	120,697
Licensing agreements	13 years			22,000	10,498	11,502
Proprietary recipes and formulas	7 years			7,000	6,131	869
Software and website development costs	3	-	5 years	6,328	5,356	972
Intangible assets in progress	3	-	5 years	79	—	79
				$1,183,407	$75,288	$1,108,119

    Changes in Intangible assets, net during the twenty-six weeks ended February 24, 2024, were primarily related to recurring amortization expense. Amortization expense related to intangible assets was $3.8 million and $3.9 million for the thirteen weeks ended February 24, 2024, and February 25, 2023, respectively, and $7.7 million and $7.8 million for the twenty-six weeks ended February 24, 2024, and February 25, 2023, respectively. There were no impairment charges related to intangible assets during the thirteen and twenty-six weeks ended February 24, 2024 and February 25, 2023.

    Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2024	$7,704
2025	13,980
2026	13,740
2027	13,556
2028	13,517
2029 and thereafter	63,840
Total	$126,337

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

    Effective as of December 16, 2021, the Company entered into a third amendment (the “Extension Amendment”) to the Credit Agreement. The Extension Amendment provided for an extension of the stated maturity date of the Revolving Commitments and Revolving Loans (each as defined in the Credit Agreement) from July 7, 2022, to the earlier of (i) 91 days prior to the then-effective maturity date of the Initial Term Loans and (ii) December 16, 2026.

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

    The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all covenants as of February 24, 2024 and August 26, 2023, respectively.

    Long-term debt consists of the following:

(In thousands)	February 24, 2024	August 26, 2023
Term Facility (effective rate of 7.9% at February 24, 2024)	$240,000	$285,000
Finance lease liabilities (effective rate of 5.6% at February 24, 2024)	24	143
Less: Deferred financing fees	2,359	3,351
Total debt	237,665	281,792
Less: Current finance lease liabilities	24	143
Long-term debt, net of deferred financing fees	$237,641	$281,649

    The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended February 24, 2024. The outstanding balance of the Term Facility is due upon its maturity in March 2027.

    As of February 24, 2024, the Company had letters of credit in the amount of $3.2 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support three of the Company’s leased buildings and insurance programs relating to workers’ compensation. No amounts were drawn against these letters of credit as of February 24, 2024.

    The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of February 24, 2024, and August 26, 2023, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

Components of the balance sheet such as accounts receivable, cash and cash equivalents and others approximated fair value as of February 24, 2024.

7. Income Taxes

    The tax expense and the effective tax rate resulting from operations were as follows:

	Twenty-Six Weeks Ended
(In thousands)	February 24, 2024	February 25, 2023
Income before income taxes	$90,496	$79,596
Provision for income taxes	$21,812	$18,094
Effective tax rate	24.1%	22.7%

    The effective tax rate for the twenty-six weeks ended February 24, 2024, was 1.4% more than the effective tax rate for the twenty-six weeks ended February 25, 2023, which was primarily driven by permanent differences.

8. Leases

    The components of lease expense were as follows:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	Statements of Operations Caption	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$2,255	$2,248	$4,514	$4,500
Variable lease cost (1)	Cost of goods sold and General and administrative	954	780	1,750	1,518
Total operating lease cost		3,209	3,028	6,264	6,018
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	52	63	105	131
Interest on lease liabilities	Interest expense	1	4	2	9
Total finance lease cost		53	67	107	140

Total lease cost		$3,262	$3,095	$6,371	$6,158
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

    The right-of-use assets and corresponding liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheets Caption	February 24, 2024	August 26, 2023
Assets
Operating lease right-of-use assets	Other long-term assets	$36,532	$40,022
Finance lease right-of-use assets	Property and equipment, net	21	125
Total lease assets		$36,553	$40,147
Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$7,865	$7,566
Finance lease liabilities	Current maturities of long-term debt	24	143
Long-term:
Operating lease liabilities	Other long-term liabilities	33,293	37,272
Finance lease liabilities	Long-term debt, less current maturities	—	—
Total lease liabilities		$41,182	$44,981

    Future maturities of lease liabilities as of February 24, 2024, were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2024	4,771	24
2025	8,750	—
2026	6,952	—
2027	7,110	—
2028	6,447	—
Thereafter	13,496	—
Total lease payments	47,526	24
Less: Interest	(6,368)	—
Present value of lease liabilities	$41,158	$24

    The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	February 24, 2024	August 26, 2023
Weighted-average remaining lease term (in years)
Operating leases	5.92	6.24
Finance leases	0.16	0.61
Weighted-average discount rate
Operating leases	4.5%	4.4%
Finance leases	5.6%	5.6%

    Supplemental and other information related to leases was as follows:

	Twenty-Six Weeks Ended
(In thousands)	February 24, 2024	February 25, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,040	$4,957
Operating cash flows from finance leases	$444	$239
Financing cash flows from finance leases	$121	$151

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

Other

    The Company has entered into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Quest® and Atkins® brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of February 24, 2024, the Company will be required to make payments of $3.0 million over the next year.

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

    The Company did not repurchase any shares of common stock during the twenty-six weeks ended February 24, 2024. During the twenty-six weeks ended February 25, 2023, the Company repurchased 546,346 shares of common stock at an average share price of $30.11 per share. As of February 24, 2024, approximately $71.5 million remained available under the stock repurchase program.

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

    In periods in which the Company has a net loss, diluted loss per share is based on the weighted average number of common shares issued and outstanding as the effect of including common stock equivalents outstanding would be anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except per share data)	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Basic earnings per share computation:
Numerator:
Net income available to common stockholders	$33,123	$25,642	$68,684	$61,502
Denominator:
Weighted average common shares outstanding - basic	99,905,643	99,495,657	99,767,769	99,346,439
Basic earnings per share from net income	$0.33	$0.26	$0.69	$0.62

Diluted earnings per share computation:
Numerator:
Net income available for common stockholders	$33,123	$25,642	$68,684	$61,502
Numerator for diluted earnings per share	$33,123	$25,642	$68,684	$61,502
Denominator:
Weighted average common shares outstanding - basic	99,905,643	99,495,657	99,767,769	99,346,439
Employee stock options	1,185,131	1,227,507	1,189,346	1,270,406
Non-vested stock units	185,801	117,723	255,293	185,324
Weighted average common shares - diluted	101,276,575	100,840,887	101,212,408	100,802,169
Diluted earnings per share from net income	$0.33	$0.25	$0.68	$0.61

    Diluted earnings per share calculations for the thirteen and twenty-six weeks ended February 24, 2024 excluded 0.6 million and 0.8 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive. Diluted earnings per share calculations for the thirteen and twenty-six weeks ended and February 25, 2023, excluded 0.6 million and 0.5 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the thirteen and twenty-six weeks ended February 24, 2024, excluded an immaterial number of non-vested stock units that would have been anti-dilutive. Diluted earnings per share calculations for the thirteen and twenty-six weeks ended February 25, 2023, excluded 0.1 million shares of non-vested stock units that would have been anti-dilutive.

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

    The Company recorded stock-based compensation expense of $4.6 million and $3.0 million in the thirteen weeks ended February 24, 2024, and February 25, 2023, respectively, and $8.7 million and $6.3 million in the twenty-six weeks ended February 24, 2024, and February 25, 2023, respectively.

Stock Options

    The following table summarizes stock option activity for the twenty-six weeks ended February 24, 2024:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 26, 2023	2,668,462	$20.41	5.56
Granted	17,633	33.02
Exercised	(173,100)	17.42
Forfeited	(7,014)	39.38
Outstanding as of February 24, 2024	2,505,981	$20.65	5.15
Vested and expected to vest as of February 24, 2024	2,505,981	$20.65	5.15
Exercisable as of February 24, 2024	2,017,921	$16.64	4.39

    As of February 24, 2024, the Company had $3.9 million of total unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.3 years. During the twenty-six weeks ended February 24, 2024, and February 25, 2023, the Company received $3.0 million and $4.8 million in cash from stock option exercises, respectively.

Restricted Stock Units

    The following table summarizes restricted stock unit activity for the twenty-six weeks ended February 24, 2024:

	Units	Weighted average grant-date fair value
Non-vested as of August 26, 2023	514,498	$35.59
Granted	210,459	37.09
Vested	(159,308)	30.55
Forfeited	(8,928)	38.78
Non-vested as of February 24, 2024	556,721	$37.55

    As of February 24, 2024, the Company had $13.5 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.6 years.

Performance Stock Units

    During the twenty-six weeks ended February 24, 2024, the Company granted performance stock units under its equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. Performance stock units were valued using a Monte Carlo simulation.

    The following table summarizes performance stock unit activity for the twenty-six weeks ended February 24, 2024:

	Units	Weighted average grant-date fair value
Non-vested as of August 26, 2023	191,779	$42.41
Granted	178,788	38.66
Vested	(189,884)	21.52
Forfeited	—	—
Non-vested as of February 24, 2024	180,683	$59.28

    As of February 24, 2024, the Company had $6.6 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.9 years.

Stock Appreciation Rights

    Stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the Company’s common stock price and are awarded to non-employee consultants of the Company. The Company’s SARs settle in shares of its common stock once the applicable vesting criteria have been met. The SARs outstanding as of February 24, 2024, cliff vest two years from the date of grant and must be exercised within five years.

    The following table summarizes SARs activity for the twenty-six weeks ended February 24, 2024:

	Shares underlying SARs	Weighted average exercise price
Outstanding as of August 26, 2023	150,000	$37.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of February 24, 2024	150,000	$37.67

    The SARs exercised in the twenty-six weeks ended February 25, 2023, resulted in a net issuance of 38,850 shares of the Company’s common stock. The SARs granted in the twenty-six weeks ended February 25, 2023, are liability-classified; therefore the related stock-based compensation expense is based on the vesting provisions and the fair value of the awards.

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

Business Trends

    During fiscal 2023, the Company was affected by the unfavorable effects of higher raw material costs, higher co-manufacturing costs, and supply chain challenges, including supply chain disruptions resulting from labor shortages and disruptions in ingredients.

During the thirteen and twenty-six weeks ended February 24, 2024, our business performance improved as strong Quest sales volume more than offset continued softness in Atkins. The Company benefited from lower ingredient and packaging costs which resulted in gross margin expansion versus fiscal 2023. The Company continues to engage and have discussions with its contract manufacturers and logistics and transportation providers to have its cost structure reflect lower market prices. We believe the Company's strategy and positioning will continue to drive profitable growth for our product offerings and growth within the growing nutritional snacking category.

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

Results of Operations

    During the thirteen weeks ended February 24, 2024, our net sales increased to $312.2 million compared to $296.6 million for the thirteen weeks ended February 25, 2023, driven by Quest volume growth, which more than offset continued softness in Atkins net sales, resulting in a 5.1% increase in our aggregate North America net sales. Gross profit and gross profit margin improved driven by higher sales volumes and lower ingredient and packaging costs.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended February 24, 2024, and the Thirteen Weeks Ended February 25, 2023

    The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	February 24, 2024	% of Net Sales	February 25, 2023	% of Net Sales
Net sales	$312,199	100.0%	$296,584	100.0%
Cost of goods sold	195,329	62.6%	193,852	65.4%
Gross profit	116,870	37.4%	102,732	34.6%

Operating expenses:
Selling and marketing	34,643	11.1%	29,948	10.1%
General and administrative	29,933	9.6%	25,934	8.7%
Depreciation and amortization	4,211	1.3%	4,345	1.5%
Total operating expenses	68,787	22.0%	60,227	20.3%

Income from operations	48,083	15.4%	42,505	14.3%

Other income (expense):
Interest income	924	0.3%	246	0.1%
Interest expense	(5,596)	(1.8)%	(8,497)	(2.9)%
(Loss) on foreign currency transactions	(23)	—%	(214)	(0.1)%
Other income	—	—%	—	—%
Total other expense	(4,695)	(1.5)%	(8,465)	(2.9)%

Income before income taxes	43,388	13.9%	34,040	11.5%
Income tax expense	10,265	3.3%	8,398	2.8%
Net income	$33,123	10.6%	$25,642	8.6%

Other financial data:
Adjusted EBITDA (1)	$57,840	18.5%	$50,900	17.2%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales were $312.2 million for the thirteen weeks ended February 24, 2024, compared to $296.6 million for the thirteen weeks ended February 25, 2023, representing an increase of $15.6 million, driven primarily by Quest volume growth which offset Atkins softness. North America net sales increased 5.1% in the thirteen weeks ended February 24, 2024, compared to the thirteen weeks ended February 25, 2023, and International net sales increased 12.2% during the same period.

    Cost of goods sold. Cost of goods sold increased $1.5 million, or 0.8%, for the thirteen weeks ended February 24, 2024, compared to the thirteen weeks ended February 25, 2023. The cost of goods sold increase was primarily driven by higher sales volumes in the thirteen weeks ended February 24, 2024.

    Gross profit. Gross profit increased by $14.1 million, or 13.8%, for the thirteen weeks ended February 24, 2024, compared to the thirteen weeks ended February 25, 2023. Additionally, gross profit of $116.9 million, or 37.4% of net sales, for the thirteen weeks ended February 24, 2024, increased 280 basis points from 34.6% of net sales for the thirteen weeks ended February 25, 2023. The increase in gross profit margin was primarily driven by lower ingredient and packaging costs.

    Operating expenses. Operating expenses increased $8.6 million, or 14.2%, for the thirteen weeks ended February 24, 2024, compared to the thirteen weeks ended February 25, 2023 due to the following:

•Selling and marketing. Selling and marketing expenses increased $4.7 million, or 15.7%, for the thirteen weeks ended February 24, 2024, compared to the thirteen weeks ended February 25, 2023, due to increased expenses related to growth initiatives and higher advertising costs.
•General and administrative. General and administrative expenses increased $4.0 million, or 15.4%, for the thirteen weeks ended February 24, 2024, compared to the thirteen weeks ended February 25, 2023. The increase in general and administrative expenses was primarily attributable to an increase of $1.5 million in stock-based compensation, higher employee costs and corporate expenses.
•Depreciation and amortization. Depreciation and amortization expense was $4.2 million for the thirteen weeks ended February 24, 2024 and $4.3 million for the thirteen weeks ended February 25, 2023, respectively.

Interest income. Interest income increased by $0.7 million for the thirteen weeks ended February 24, 2024, compared to the thirteen weeks ended February 25, 2023, due to higher cash balances than prior year period and the increase in interest rates.

    Interest expense. Interest expense decreased $2.9 million for the thirteen weeks ended February 24, 2024, compared to the thirteen weeks ended February 25, 2023, primarily due to the effect of principal payments reducing the outstanding balance of the Term Facility (as defined below) to $240.0 million as of February 24, 2024, from $365.0 million as of February 25, 2023. Additionally, interest expense related to the amortization of deferred financing costs and debt discount decreased $0.1 million for the thirteen weeks ended February 24, 2024, compared to the thirteen weeks ended February 25, 2023.

    (Loss) on foreign currency transactions. Foreign currency transactions resulted in an immaterial loss and a loss of $0.2 million for the thirteen weeks ended February 24, 2024, and February 25, 2023, respectively. The variance is attributable to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense increased $1.9 million for the thirteen weeks ended February 24, 2024, compared to the thirteen weeks ended February 25, 2023. The increase in our income tax expense was primarily driven by higher income from operations and changes in permanent differences.

    Net income. Net income was $33.1 million for the thirteen weeks ended February 24, 2024, an increase of $7.5 million compared to net income of $25.6 million for the thirteen weeks ended February 25, 2023. Net income was benefited by higher gross profit, higher interest income, and lower interest expense, partially offset by growth in marketing expenses, higher stock-based compensation expenses, and higher income tax expense.

    Adjusted EBITDA. Adjusted EBITDA increased $6.9 million, or 13.6%, for the thirteen weeks ended February 24, 2024, compared to the thirteen weeks ended February 25, 2023, driven primarily by higher gross profit, partially offset by growth in marketing expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Comparison of Unaudited Results for the Twenty-Six Weeks Ended February 24, 2024, and the Twenty-Six Weeks Ended February 25, 2023

    The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	February 24, 2024	% of Net Sales	February 25, 2023	% of Net Sales
Net sales	$620,877	100.0%	$597,462	100.0%
Cost of goods sold	388,889	62.6%	383,738	64.2%
Gross profit	231,988	37.4%	213,724	35.8%

Operating expenses:
Selling and marketing	66,633	10.7%	58,482	9.8%
General and administrative	56,883	9.2%	51,575	8.6%
Depreciation and amortization	8,569	1.4%	8,672	1.5%
Total operating expenses	132,085	21.3%	118,729	19.9%

Income from operations	99,903	16.1%	94,995	15.9%

Other income (expense):
Interest income	2,014	0.3%	253	—%
Interest expense	(11,630)	(1.9)%	(15,552)	(2.6)%
Gain (loss) on foreign currency transactions	203	—%	(106)	—%
Other income	6	—%	6	—%
Total other expense	(9,407)	(1.5)%	(15,399)	(2.6)%

Income before income taxes	90,496	14.6%	79,596	13.3%
Income tax expense	21,812	3.5%	18,094	3.0%
Net income	$68,684	11.1%	$61,502	10.3%

Other financial data:
Adjusted EBITDA (1)	$119,805	19.3%	$111,666	18.7%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales of $620.9 million represented an increase of $23.4 million, or 3.9%, for the twenty-six weeks ended February 24, 2024, compared to the twenty-six weeks ended February 25, 2023. The increase in sales was primarily driven by Quest volume growth which offset Atkins softness. North America and International net sales increased 3.9% and 6.5%, respectively, versus last year.

    Cost of goods sold. Cost of goods sold increased $5.2 million, or 1.3%, for the twenty-six weeks ended February 24, 2024, compared to the twenty-six weeks ended February 25, 2023. The cost of goods sold increase was primarily driven by higher sales volumes in the twenty-six weeks ended February 24, 2024.

    Gross profit. Gross profit increased $18.3 million, or 8.5%, for the twenty-six weeks ended February 24, 2024, compared to the twenty-six weeks ended February 25, 2023. Additionally, gross profit of $232.0 million, or 37.4% of net sales, for the twenty-six weeks ended February 24, 2024 increased 160 basis points from 35.8% of net sales for the twenty-six weeks ended February 25, 2023, due primarily to lower ingredient and packaging costs.

    Operating expenses. Operating expenses increased $13.4 million, or 11.2%, for the twenty-six weeks ended February 24, 2024, compared to the twenty-six weeks ended February 25, 2023, due to the following:

•Selling and marketing. Selling and marketing expenses increased $8.2 million, or 13.9%, for the twenty-six weeks ended February 24, 2024, compared to the twenty-six weeks ended February 25, 2023, primarily due to increased expenses related to growth initiatives and higher advertising costs.
•General and administrative. General and administrative expenses increased $5.3 million, or 10.3%, for the twenty-six weeks ended February 24, 2024, compared to the twenty-six weeks ended February 25, 2023. The increase in general and administrative expense was primarily attributable to a $2.2 million increase in stock-based compensation, $0.1 million increase in executive officer transition costs, and higher employee costs and corporate expenses in the twenty-six weeks ended February 24, 2024.

•Depreciation and amortization. Depreciation and amortization expenses were $8.6 million and $8.7 million for the twenty-six weeks ended February 24, 2024, compared to the twenty-six weeks ended February 25, 2023, respectively.

Interest income. Interest income increased by $1.8 million for the twenty-six weeks ended February 24, 2024, compared to the twenty-six weeks ended February 25, 2023, due to higher cash balances, the increase in interest rates, and other sources of interest income.

    Interest expense. Interest expense decreased $3.9 million for the twenty-six weeks ended February 24, 2024, compared to the twenty-six weeks ended February 25, 2023, primarily due to the effect of principal payments reducing the outstanding balance of the Term Facility (as defined below) to $240.0 million as of February 24, 2024, from $365.0 million as of February 25, 2023. Additionally, interest expense related to the amortization of deferred financing costs and debt discount decreased $0.2 million for the twenty-six weeks ended February 24, 2024, compared to the twenty-six weeks ended February 25, 2023.

    Gain (loss) on foreign currency transactions. Foreign currency transactions resulted in a gain of $0.2 million and a loss of $0.1 million for the twenty-six weeks ended February 24, 2024, and February 25, 2023, respectively. The variance is attributable to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense increased $3.7 million for the twenty-six weeks ended February 24, 2024, compared to the twenty-six weeks ended February 25, 2023. The increase in our income tax expense was primarily driven by higher income from operations and changes in permanent differences.

    Net income. Net income was $68.7 million for the twenty-six weeks ended February 24, 2024, an increase of $7.2 million compared to net income of $61.5 million for the twenty-six weeks ended February 25, 2023. Net income was benefited by higher gross profit, higher interest income, and lower interest expense, and was partially offset by growth in marketing expenses, higher stock-based compensation expenses, and higher income tax expense.

    Adjusted EBITDA. Adjusted EBITDA increased $8.1 million, or 7.3% for the twenty-six weeks ended February 24, 2024, compared to the twenty-six weeks ended February 25, 2023, driven primarily by higher net gross profit, partially offset by investments in growth initiatives and higher advertising costs. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

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

The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen and twenty-six weeks ended February 24, 2024, and February 25, 2023:

(In thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Net income	$33,123	$25,642	$68,684	$61,502
Interest income	(924)	(246)	(2,014)	(253)
Interest expense	5,596	8,497	11,630	15,552
Income tax expense	10,265	8,398	21,812	18,094
Depreciation and amortization	5,187	4,952	10,792	9,904
EBITDA	53,247	47,243	110,904	104,799
Stock-based compensation expense	4,568	3,019	8,736	6,332
Executive transition costs	—	421	366	421
Other (1)	25	217	(201)	114
Adjusted EBITDA	$57,840	$50,900	$119,805	$111,666
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

    We had $135.9 million in cash as of February 24, 2024. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

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

    The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all covenants as of February 24, 2024, and August 26, 2023, respectively.

    At February 24, 2024, the outstanding balance of the Term Facility was $240.0 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended February 24, 2024. The outstanding balance of the Term Facility is due upon its maturity in March 2027. As of February 24, 2024, there were no amounts drawn against the Revolving Credit Facility.

Stock Repurchase Program

    On October 21, 2022, we announced that our Board of Directors approved the addition of $50.0 million to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $150.0 million. The Company did not repurchase any shares of common stock during the twenty-six weeks ended February 24, 2024. During the twenty-six weeks ended February 25, 2023, the Company repurchased 546,346 shares of common stock at an average share price of $30.11 per share.

    As of February 24, 2024, approximately $71.5 million remained available for repurchases under our $150.0 million stock repurchase program. Refer to Note 10, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements in this Report for additional information related to our stock repurchase program.

Cash Flows

    The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Twenty-Six Weeks Ended
	February 24, 2024	February 25, 2023
Net cash provided by operating activities	$93,991	$53,346
Net cash used in investing activities	$(1,278)	$(1,933)
Net cash used in financing activities	$(44,656)	$(55,709)

    Operating activities. Our net cash provided by operating activities increased $40.6 million to $94.0 million for the twenty-six weeks ended February 24, 2024, compared to $53.3 million for the twenty-six weeks ended February 25, 2023. The increase in cash provided by operating activities was primarily attributable to changes in working capital for the twenty-six weeks ended February 24, 2024, as compared to the twenty-six weeks ended February 25, 2023. Changes in working capital, comprised of changes in accounts receivable, net, inventories, prepaid expenses, accounts payable, and accrued expenses and other current liabilities, which are driven by the timing of payments and receipts and seasonal building of inventory, consumed cash of $5.5 million in the twenty-six weeks ended February 24, 2024 compared to $36.2 million of cash consumed in the twenty-six weeks ended February 25, 2023, an improvement of $30.7 million. In addition, income from operations increased by $4.9 million to $99.9 million for the twenty-six weeks ended February 24, 2024, as compared to $95.0 million for the twenty-six weeks ended February 25, 2023. Additionally, cash paid for interest was $11.2 million in the twenty-six weeks ended February 24, 2024, which was a decrease of $3.1 million as compared to the $14.3 million paid for interest in the twenty-six weeks ended February 25, 2023. Interest income increased by $1.8 million for the twenty-six weeks ended February 24, 2024, compared to the twenty-six weeks ended February 25, 2023, due to higher cash balances, the increase in interest rates, and other sources of interest income. In addition, cash paid for taxes decreased $0.9 million.

    Investing activities. Our net cash used in investing activities was $1.3 million for the twenty-six weeks ended February 24, 2024 compared to $1.9 million for the twenty-six weeks ended February 25, 2023. Our net cash used in investing activities for the twenty-six weeks ended February 24, 2024, primarily comprised $1.1 million of purchases of property and equipment. The $1.9 million of net cash used in investing activities for the twenty-six weeks ended February 25, 2023, primarily comprised $1.7 million of purchases of property and equipment.

    Financing activities. Our net cash used in financing activities was $44.7 million for the twenty-six weeks ended February 24, 2024, compared to $55.7 million for the twenty-six weeks ended February 25, 2023. Net cash used in financing activities for the twenty-six weeks ended February 24, 2024, primarily consisted of $45.0 million in principal payments on the Term Facility, and $3.8 million in tax payments related to issuance of restricted stock units and performance stock units, partially offset by $3.0 million of cash proceeds received from option exercises, and $1.2 million of cash proceeds received from the partial repayment of an outstanding note receivable. Net cash used in financing activities for the twenty-six weeks ended February 25, 2023, primarily consisted of $16.4 million in repurchases of common stock, $41.5 million in principal payments on the Term Facility, and $2.4 million in tax payments related to issuance of restricted stock units and performance stock units, partially offset by $4.8 million of cash proceeds received from option exercises.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

    There were no material changes in our market risk exposure during the thirteen-week period ended February 24, 2024. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 24, 2024, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal controls over financial reporting during the quarter ended February 24, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3.    Defaults Upon Senior Securities

    None.

Item 4.    Mine Safety Disclosures

    Not Applicable.

Item 5.    Other Information

    In the three months ended February 24, 2024, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Document
3.1	Fourth Amended and Restated Certificate of Incorporation of The Simply Good Foods Company (incorporated by reference to Exhibit 3.1 to our Form 8-K/A filed on January 24, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act.
101.INS*	XBRL Instance Document (the instance document does not appear on the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	April 4, 2024	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)