Form 10-Q
period 2024-05-25
Simply Good Foods Co
filed 2024-06-27
CIK 1702744

                 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 25, 2024

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

As of June 24, 2024, there were 100,135,854 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MAY 25, 2024

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share and per share data)

	May 25, 2024	August 26, 2023
Assets
Current assets:
Cash	$208,681	$87,715
Accounts receivable, net	146,281	145,078
Inventories	105,921	116,591
Prepaid expenses	8,645	6,294
Other current assets	11,823	15,974
Total current assets	481,351	371,652

Long-term assets:
Property and equipment, net	22,037	24,861
Intangible assets, net	1,096,538	1,108,119
Goodwill	543,134	543,134
Other long-term assets	42,570	49,318
Total assets	$2,185,630	$2,097,084

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$56,504	$52,712
Accrued interest	1,372	1,940
Accrued expenses and other current liabilities	34,823	35,062
Current maturities of long-term debt	2	143
Total current liabilities	92,701	89,857

Long-term liabilities:
Long-term debt, less current maturities	237,661	281,649
Deferred income taxes	128,549	116,133
Other long-term liabilities	33,407	38,346
Total liabilities	492,318	525,985
See commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 102,500,950 and 101,929,868 shares issued at May 25, 2024 and August 26, 2023, respectively	1,025	1,019
Treasury stock, 2,365,100 shares and 2,365,100 shares at cost at May 25, 2024 and August 26, 2023, respectively	(78,451)	(78,451)
Additional paid-in-capital	1,315,005	1,303,168
Retained earnings	457,974	347,956
Accumulated other comprehensive loss	(2,241)	(2,593)
Total stockholders’ equity	1,693,312	1,571,099
Total liabilities and stockholders’ equity	$2,185,630	$2,097,084

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023
Net sales	$334,757	$324,792	$955,634	$922,254
Cost of goods sold	201,131	205,546	590,020	589,284
Gross profit	133,626	119,246	365,614	332,970

Operating expenses:
Selling and marketing	36,464	30,168	103,097	88,650
General and administrative	31,543	30,510	88,426	82,085
Depreciation and amortization	4,142	4,363	12,711	13,035
Business transaction costs	2,703	—	2,703	—
Total operating expenses	74,852	65,041	206,937	183,770

Income from operations	58,774	54,205	158,677	149,200

Other income (expense):
Interest income	881	407	2,895	660
Interest expense	(5,028)	(7,649)	(16,658)	(23,201)
(Loss) gain on foreign currency transactions	(12)	180	191	74
Other income	102	4	108	10
Total other expense	(4,057)	(7,058)	(13,464)	(22,457)

Income before income taxes	54,717	47,147	145,213	126,743
Income tax expense	13,383	11,716	35,195	29,810
Net income	$41,334	$35,431	$110,018	$96,933

Other comprehensive income:
Foreign currency translation, net of reclassification adjustments	95	(262)	352	(431)
Comprehensive income	$41,429	$35,169	$110,370	$96,502

Earnings per share from net income:
Basic	$0.41	$0.36	$1.10	$0.98
Diluted	$0.41	$0.35	$1.09	$0.96
Weighted average shares outstanding:
Basic	100,024,230	99,518,546	99,852,203	99,404,174
Diluted	101,270,163	100,909,972	101,240,471	100,847,970

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirty-Nine Weeks Ended
	May 25, 2024	May 27, 2023
Operating activities
Net income	$110,018	$96,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,871	15,044
Amortization of deferred financing costs and debt discount	1,213	2,011
Stock compensation expense	13,209	10,456
Estimated credit (gains) losses	(167)	206
Unrealized loss on foreign currency transactions	(191)	(74)
Deferred income taxes	12,416	11,696
Amortization of operating lease right-of-use asset	5,265	5,018
Other	2,329	759
Changes in operating assets and liabilities:
Accounts receivable, net	(716)	(13,334)
Inventories	9,423	19,444
Prepaid expenses	(2,309)	(745)
Other current assets	2,248	(1,595)
Accounts payable	3,370	(16,115)
Accrued interest	(568)	(117)
Accrued expenses and other current liabilities	(705)	(15,030)
Other assets and liabilities	(3,951)	(4,145)
Net cash provided by operating activities	166,755	110,412

Investing activities
Purchases of property and equipment	(1,838)	(10,108)
Investments in intangible and other assets	(507)	(338)
Net cash used in investing activities	(2,345)	(10,446)

Financing activities
Proceeds from option exercises	4,292	5,035
Tax payments related to issuance of restricted stock units and performance stock units	(4,818)	(2,755)
Payments on finance lease obligations	(143)	(217)
Cash received on repayment of note receivable	2,100	—
Repurchase of common stock	—	(16,448)
Principal payments of long-term debt	(45,000)	(81,500)
Deferred financing costs	—	(2,694)
Net cash used in financing activities	(43,569)	(98,579)

Cash and cash equivalents
Net increase in cash	120,841	1,387
Effect of exchange rate on cash	125	(87)
Cash at beginning of period	87,715	67,494
Cash and cash equivalents at end of period	$208,681	$68,794

	Thirty-Nine Weeks Ended
	May 25, 2024	May 27, 2023
Supplemental disclosures of cash flow information
Cash paid for interest	$16,013	$21,295
Cash paid for taxes	$23,801	$19,542
Non-cash investing and financing transactions
Non-cash credits for repayment of note receivable	$564	$221
Non-cash additions to property and equipment	$100	$—
Non-cash additions to intangible assets	$—	$120

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 26, 2023	101,929,868	$1,019	2,365,100	$(78,451)	$1,303,168	$347,956	$(2,593)	$1,571,099
Net income	—	—	—	—	—	35,561	—	35,561
Stock-based compensation	—	—	—	—	3,888	—	—	3,888
Foreign currency translation adjustments	—	—	—	—	—	—	272	272
Repurchase of common stock	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units and performance stock units	245,365	3	—	—	(3,645)	—	—	(3,642)
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—
Balance at November 25, 2023	102,175,233	$1,022	2,365,100	$(78,451)	$1,303,411	$383,517	$(2,321)	$1,607,178
Net income	—	—	—	—	—	33,123	—	33,123
Stock-based compensation	—	—	—	—	4,288	—	—	4,288
Foreign currency translation adjustments	—	—	—	—	—	—	(15)	(15)
Repurchase of common stock	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units	5,285	—	—	—	(107)	—	—	(107)
Exercise of options to purchase common stock	173,100	2	—	—	3,013	—	—	3,015
Balance at February 24, 2024	102,353,618	$1,024	2,365,100	$(78,451)	$1,310,605	$416,640	$(2,336)	$1,647,482
Net income	—	—	—	—	—	$41,334	—	41,334
Stock-based compensation	—	—	—	—	4,193	—	—	4,193
Foreign currency translation adjustments	—	—	—	—	—	—	95	95
Repurchase of common stock	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units	63,553	—	—	—	(1,070)	—	—	(1,070)
Exercise of options to purchase common stock	83,779	1	—	—	1,277	—	—	1,278
Balance at May 25, 2024	102,500,950	1,025	2,365,100	(78,451)	1,315,005	457,974	(2,241)	1,693,312

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 27, 2022	101,322,834	$1,013	1,818,754	$(62,003)	$1,287,224	$214,381	$(1,951)	$1,438,664
Net income	—	—	—	—	—	35,860	—	35,860
Stock-based compensation	—	—	—	—	3,237	—	—	3,237
Foreign currency translation adjustments	—	—	—	—	—	—	(222)	(222)
Repurchase of common stock	—	—	546,346	(16,448)	—	—	—	(16,448)
Shares issued upon vesting of restricted stock units and performance stock units	180,342	2	—	—	(2,300)	—	—	(2,298)
Exercise of options and stock appreciation rights to purchase common stock	353,281	4	—	—	4,559	—	—	4,563
Balance at November 26, 2022	101,856,457	$1,019	2,365,100	$(78,451)	$1,292,720	$250,241	$(2,173)	$1,463,356
Net income	—	—	—	—	—	25,642	—	25,642
Stock-based compensation	—	—	—	—	2,739	—	—	2,739
Foreign currency translation adjustments	—	—	—	—	—	—	53	53
Repurchase of common stock	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units	4,584	—	—	—	(103)	—	—	(103)
Exercise of options to purchase common stock	12,130	—	—	—	228	—	—	228
Balance at February 25, 2023	101,873,171	$1,019	2,365,100	$(78,451)	$1,295,584	$275,883	$(2,120)	$1,491,915
Net income	—	—	—	—	—	35,431	—	35,431
Stock-based compensation	—	—	—	—	3,844	—	—	3,844
Repurchase of common stock	—	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	—	(262)	(262)
Shares issued upon vesting of restricted stock units	18,960	1	—	—	(355)	—	—	(354)
Exercise of options to purchase common stock	20,395	(1)	—	—	245	—	—	244
Balance at May 27, 2023	101,912,526	1,019	2,365,100	(78,451)	1,299,318	311,314	(2,382)	1,530,818

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”), which updates disclosures required in the footnotes to the financial statements to further aid investors in understanding how to analyze income tax reporting. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available. The amendments should be applied on a prospective basis, however, retrospective application is permitted. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

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

3. Revenue Recognition

    Revenue from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and brands:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023
North America (1)
Atkins	$128,602	$142,057	$370,855	$408,153
Quest	198,096	174,477	560,433	490,547
Total North America	326,698	316,534	931,288	898,700
International	8,059	8,258	24,346	23,554
Total net sales	$334,757	$324,792	$955,634	$922,254
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

    Charges related to credit losses on accounts receivable from transactions with external customers were immaterial and $(0.2) million for the thirteen and thirty-nine weeks ended May 25, 2024, respectively. Charges related to credit losses on accounts receivables from transactions with external customers were $0.2 million and $0.4 million for the thirteen and thirty-nine weeks ended May 27, 2023, respectively. As of May 25, 2024, and August 26, 2023, the allowance for credit losses related to accounts receivable was $0.6 million and $1.9 million, respectively.

4. Goodwill and Intangibles

    As of May 25, 2024, and August 26, 2023, Goodwill in the Consolidated Balance Sheets was $543.1 million. There were no impairment charges related to goodwill during the thirteen and thirty-nine weeks ended May 25, 2024, or since the inception of the Company.

    Intangible assets, net in the Consolidated Balance Sheets consists of the following:

				May 25, 2024
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	62,003	111,997
Licensing agreements	13 years			22,000	11,936	10,064
Proprietary recipes and formulas	7 years			7,000	6,881	119
Software and website development costs	3	-	5 years	4,909	4,909	—
Intangible assets in progress	3	-	5 years	358	—	358
				$1,182,267	$85,729	$1,096,538

				August 26, 2023
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			174,000	53,303	120,697
Licensing agreements	13 years			22,000	10,498	11,502
Proprietary recipes and formulas	7 years			7,000	6,131	869
Software and website development costs	3	-	5 years	6,328	5,356	972
Intangible assets in progress	3	-	5 years	79	—	79
				$1,183,407	$75,288	$1,108,119

    Changes in Intangible assets, net during the thirty-nine weeks ended May 25, 2024, were primarily related to recurring amortization expense. Amortization expense related to intangible assets was $3.7 million and $3.9 million for the thirteen weeks ended May 25, 2024, and May 27, 2023, respectively, and $11.4 million and $11.8 million for the thirty-nine weeks ended May 25, 2024, and May 27, 2023, respectively. During the thirteen weeks ended May 25, 2024, the Company conducted a quantitative impairment assessment over the Atkins brand indefinite lived intangible asset. Based on our testing, the asset had an excess fair value well over its respective carrying value, resulting in no impairment. There were no impairment charges related to its finite-lived intangible assets during the thirteen and thirty-nine weeks ended May 25, 2024 and May 27, 2023.

    Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2024	$3,814
2025	13,517
2026	13,517
2027	13,517
2028	13,517
2029 and thereafter	64,298
Total	$122,180

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

    The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all covenants as of May 25, 2024 and August 26, 2023, respectively.

    Long-term debt consists of the following:

(In thousands)	May 25, 2024	August 26, 2023
Term Facility (effective rate of 7.9% at May 25, 2024)	$240,000	$285,000
Finance lease liabilities (effective rate of 5.6% at May 25, 2024)	2	143
Less: Deferred financing fees	2,339	3,351
Total debt	237,663	281,792
Less: Current finance lease liabilities	2	143
Long-term debt, net of deferred financing fees	$237,661	$281,649

    The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended May 25, 2024. The outstanding balance of the Term Facility is due upon its maturity in March 2027.

    As of May 25, 2024, the Company had letters of credit in the amount of $3.2 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support three of the Company’s leased buildings and insurance programs relating to workers’ compensation. No amounts were drawn against these letters of credit as of May 25, 2024.

    The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of May 25, 2024, and August 26, 2023, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

Components of the balance sheet such as accounts receivable, cash and cash equivalents and others approximated fair value as of May 25, 2024.

7. Income Taxes

    The tax expense and the effective tax rate resulting from operations were as follows:

	Thirty-Nine Weeks Ended
(In thousands)	May 25, 2024	May 27, 2023
Income before income taxes	$145,213	$126,743
Provision for income taxes	$35,195	$29,810
Effective tax rate	24.2%	23.5%

    The effective tax rate for the thirty-nine weeks ended May 25, 2024, was 0.7% greater than the effective tax rate for the thirty-nine weeks ended May 27, 2023, which was primarily driven by permanent differences.

8. Leases

    The components of lease expense were as follows:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	Statements of Operations Caption	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$2,256	$2,245	$6,770	$6,745
Variable lease cost (1)	Cost of goods sold and General and administrative	1,049	1,047	2,799	2,565
Total operating lease cost		3,305	3,292	9,569	9,310
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	18	58	123	189
Interest on lease liabilities	Interest expense	—	3	2	12
Total finance lease cost		18	61	125	201

Total lease cost		$3,323	$3,353	$9,694	$9,511
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

    The right-of-use assets and corresponding liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheets Caption	May 25, 2024	August 26, 2023
Assets
Operating lease right-of-use assets	Other long-term assets	$34,756	$40,022
Finance lease right-of-use assets	Property and equipment, net	2	125
Total lease assets		$34,758	$40,147
Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$7,770	$7,566
Finance lease liabilities	Current maturities of long-term debt	2	143
Long-term:
Operating lease liabilities	Other long-term liabilities	31,492	37,272
Total lease liabilities		$39,264	$44,981

    Future maturities of lease liabilities as of May 25, 2024, were as follows:

(In thousands)	Operating Leases	Finance Leases
Fiscal year ending:
Remainder of 2024	2,396	2
2025	8,750	—
2026	6,952	—
2027	7,110	—
2028	6,447	—
Thereafter	13,496	—
Total lease payments	45,151	2
Less: Interest	(5,889)	—
Present value of lease liabilities	$39,262	$2

    The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	May 25, 2024	August 26, 2023
Weighted-average remaining lease term (in years)
Operating leases	5.77	6.24
Finance leases	0.17	0.61
Weighted-average discount rate
Operating leases	4.5%	4.4%
Finance leases	5.6%	5.6%

    Supplemental and other information related to leases was as follows:

	Thirty-Nine Weeks Ended
(In thousands)	May 25, 2024	May 27, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,141	$7,905
Operating cash flows from finance leases	$539	$394
Financing cash flows from finance leases	$143	$217

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

Other

    The Company has entered into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Quest® and Atkins® brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of the contracts in place and achievement of performance conditions as of May 25, 2024, the Company will be required to make payments of $1.2 million over the next year.

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

    The Company did not repurchase any shares of common stock during the thirty-nine weeks ended May 25, 2024. During the thirty-nine weeks ended May 27, 2023, the Company repurchased 546,346 shares of common stock at an average share price of $30.11 per share. As of May 25, 2024, approximately $71.5 million remained available under the stock repurchase program.

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

    In periods in which the Company has a net loss, diluted loss per share is based on the weighted average number of common shares issued and outstanding as the effect of including common stock equivalents outstanding would be anti-dilutive. The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share data)	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023
Basic earnings per share computation:
Numerator:
Net income available to common stockholders	$41,334	$35,431	$110,018	$96,933
Denominator:
Weighted average common shares outstanding - basic	100,024,230	99,518,546	99,852,203	99,404,174
Basic earnings per share from net income	$0.41	$0.36	$1.10	$0.98

Diluted earnings per share computation:
Numerator:
Net income available for common stockholders	$41,334	$35,431	$110,018	$96,933
Numerator for diluted earnings per share	$41,334	$35,431	$110,018	$96,933
Denominator:
Weighted average common shares outstanding - basic	100,024,230	99,518,546	99,852,203	99,404,174
Employee stock options	1,055,882	1,228,922	1,143,855	1,256,898
Non-vested stock units	190,051	162,504	244,413	186,898
Weighted average common shares - diluted	101,270,163	100,909,972	101,240,471	100,847,970
Diluted earnings per share from net income	$0.41	$0.35	$1.09	$0.96

    Diluted earnings per share calculations for the thirteen and thirty-nine weeks ended May 25, 2024 both excluded 0.8 million shares of common stock issuable upon exercise of stock options that would have been anti-dilutive. Diluted earnings per share calculations for the thirteen and thirty-nine weeks ended and May 27, 2023, excluded 0.7 million and 0.6 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the thirteen and thirty-nine weeks ended May 25, 2024 and May 27, 2023 excluded an immaterial number of non-vested stock units that would have been anti-dilutive, respectively.

12. Omnibus Incentive Plan

    Stock-based compensation includes stock options, restricted stock units, performance stock unit awards and stock appreciation rights, which are awarded to employees, directors, and consultants of the Company. Stock-based compensation expense for equity-

classified awards is recognized on a straight-line basis over the requisite service period of the award based on their grant date fair value. Stock-based compensation expense is included within General and administrative expense, which is the same financial statement caption where recipient’s other compensation is reported.

    The Company recorded stock-based compensation expense of $4.5 million and $4.1 million in the thirteen weeks ended May 25, 2024, and May 27, 2023, respectively, and $13.2 million and $10.5 million in the thirty-nine weeks ended May 25, 2024, and May 27, 2023, respectively.

Stock Options

    The following table summarizes stock option activity for the thirty-nine weeks ended May 25, 2024:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 26, 2023	2,668,462	$20.41	5.56
Granted	17,633	33.02
Exercised	(256,879)	16.71
Forfeited	(9,954)	39.38
Outstanding as of May 25, 2024	2,419,262	$20.82	4.91
Vested and expected to vest as of May 25, 2024	2,419,262	$20.82	4.91
Exercisable as of May 25, 2024	1,934,142	$16.70	4.13

    As of May 25, 2024, the Company had $3.1 million of total unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.0 year. During the thirty-nine weeks ended May 25, 2024, and May 27, 2023, the Company received $4.3 million and $5.0 million in cash from stock option exercises, respectively.

Restricted Stock Units

    The following table summarizes restricted stock unit activity for the thirty-nine weeks ended May 25, 2024:

	Units	Weighted average grant-date fair value
Non-vested as of August 26, 2023	514,498	$35.59
Granted	251,100	36.82
Vested	(251,841)	32.64
Forfeited	(11,471)	38.77
Non-vested as of May 25, 2024	502,286	$37.61

    As of May 25, 2024, the Company had $12.3 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.6 years.

Performance Stock Units

    During the thirty-nine weeks ended May 25, 2024, the Company granted performance stock units under its equity compensation plan. Performance stock units vest in a range between 0% and 200% based upon certain performance criteria in a three-year period. Performance stock units were valued using a Monte Carlo simulation.

    The following table summarizes performance stock unit activity for the thirty-nine weeks ended May 25, 2024:

	Units	Weighted average grant-date fair value
Non-vested as of August 26, 2023	191,779	$42.41
Granted	181,853	38.77
Vested	(189,884)	21.52
Forfeited	(1,008)	57.43
Non-vested as of May 25, 2024	182,740	$59.06

    As of May 25, 2024, the Company had $5.9 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.7 years.

Stock Appreciation Rights

    Stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the Company’s common stock price and are awarded to non-employee consultants of the Company. The Company’s SARs settle in shares of its common stock once the applicable vesting criteria have been met. The SARs outstanding as of May 25, 2024, cliff vest two years from the date of grant and must be exercised within five years.

    The following table summarizes SARs activity for the thirty-nine weeks ended May 25, 2024:

	Shares underlying SARs	Weighted average exercise price
Outstanding as of August 26, 2023	150,000	$37.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of May 25, 2024	150,000	$37.67

    The SARs exercised during the thirty-nine weeks ended May 27, 2023, resulted in a net issuance of 38,850 shares of the Company’s common stock. The SARs granted during the thirty-nine weeks ended May 27, 2023, are liability-classified; therefore the related stock-based compensation expense is based on the vesting provisions and the fair value of the awards.

Note 13. Subsequent Events

Only What You Need, Inc. Acquisition

On April 29, 2024, the Company entered into a stock purchase agreement (the “Purchase Agreement”) to acquire Only What You Need, Inc. (“OWYN”), a plant-based protein food company (the “Acquisition”), for approximately $280.0 million. On June 13, 2024, pursuant to the Purchase Agreement, the Company completed the acquisition of OWYN for approximately $280.0 million, subject to certain customary adjustments for levels of cash, indebtedness, net working capital, purchase price adjustments and transaction related expenses as of the closing date.

On June 13, 2024, the Company entered into a sixth amendment (the “2024 Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $250.0 million. The terms of the incremental borrowing are the same as the terms of the outstanding borrowings under the Term Facility. The 2024 Incremental Facility Amendment was executed to partially finance the acquisition of OWYN on June 13, 2024. No amounts under the Term Facility were repaid as a result of the execution of the 2024 Incremental Facility Amendment.

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

Overview

    The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements, and other product offerings. The product portfolio we develop, market and sell consists primarily of protein bars, ready-to-drink (“RTD”) shakes, sweet and salty snacks and confectionery products marketed under the Quest®, Atkins®, and OWYN™ brand names. We believe Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities in the nutritional snacking space.

On April 29, 2024, we entered into a stock purchase agreement (the “Purchase Agreement”) to acquire Only What You Need, Inc. (“OWYN”), a plant-based protein food company (the “Acquisition”), for approximately $280.0 million. On June 13, 2024, pursuant to the Purchase Agreement, we completed the acquisition of OWYN for approximately $280.0 million, subject to certain customary adjustments for levels of cash, indebtedness, net working capital, purchase price adjustments and transaction related expenses as of the closing date. The addition of OWYN introduces a third complementary plant-based, ready-to-drink brand within our portfolio.

    Our nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies and health-and-wellness trends: Quest® for consumers seeking a variety of protein-rich foods and beverages that also limit sugars and simple carbs, Atkins® for those following a low-carb lifestyle and OWYN™ for those looking for a plant-based ready-to-drink protein shake offering. We distribute our products in major retail channels, primarily in North America, including grocery, club, and mass merchandise, as well as through e-commerce, convenience, specialty, and other channels. Our portfolio of nutritious snacking brands gives us a strong platform with which to introduce new products, expand distribution, and attract new consumers to our products.

Business Trends

    During fiscal 2023, the Company was affected by the unfavorable effects of higher raw material costs, higher co-manufacturing costs, and supply chain challenges, including supply chain disruptions resulting from labor shortages and disruptions in ingredients.

During the thirteen and thirty-nine weeks ended May 25, 2024, our business performance improved as strong Quest sales volume more than offset continued softness in Atkins. The Company benefited from lower ingredient and packaging costs which resulted in gross margin expansion versus fiscal 2023. The Company continues to engage and have discussions with its contract manufacturers and logistics and transportation providers to have its cost structure reflect lower market prices. The Company is monitoring key ingredient inflation which may affect profitability, however we believe the Company's strategy and positioning will continue to drive profitable growth for our product offerings and growth within the growing nutritional snacking category.

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

    Operating expenses. Operating expenses consist primarily of selling and marketing, general and administrative, and depreciation and amortization, and business transaction costs. The following is a brief description of the components of operating expenses:

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

•Business Transaction Costs. Business transaction costs are comprised of legal, due diligence, consulting and accounting firm expenses associated with the process of actively pursuing potential and completed business combinations, including the Acquisition of OWYN.

Results of Operations

    During the thirteen weeks ended May 25, 2024, our net sales increased to $334.8 million compared to $324.8 million for the thirteen weeks ended May 27, 2023, driven by Quest volume growth, which more than offset continued softness in Atkins net sales, resulting in a 3.2% increase in our aggregate North America net sales. Gross profit and gross profit margin improved driven by higher sales volumes and lower ingredient and packaging costs.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended May 25, 2024, and the Thirteen Weeks Ended May 27, 2023

    The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	May 25, 2024	% of Net Sales	May 27, 2023	% of Net Sales
Net sales	$334,757	100.0%	$324,792	100.0%
Cost of goods sold	201,131	60.1%	205,546	63.3%
Gross profit	133,626	39.9%	119,246	36.7%

Operating expenses:
Selling and marketing	36,464	10.9%	30,168	9.3%
General and administrative	31,543	9.4%	30,510	9.4%
Depreciation and amortization	4,142	1.2%	4,363	1.3%
Business transaction costs	2,703	0.8%	—	—%
Total operating expenses	74,852	22.4%	65,041	20.0%

Income from operations	58,774	17.6%	54,205	16.7%

Other income (expense):
Interest income	881	0.3%	407	0.1%
Interest expense	(5,028)	(1.5)%	(7,649)	(2.4)%
(Loss) gain on foreign currency transactions	(12)	—%	180	0.1%
Other income	102	—%	4	—%
Total other expense	(4,057)	(1.2)%	(7,058)	(2.2)%

Income before income taxes	54,717	16.3%	47,147	14.5%
Income tax expense	13,383	4.0%	11,716	3.6%
Net income	$41,334	12.3%	$35,431	10.9%

Other financial data:
Adjusted EBITDA (1)	$71,874	21.5%	$66,635	20.5%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales were $334.8 million for the thirteen weeks ended May 25, 2024, compared to $324.8 million for the thirteen weeks ended May 27, 2023, representing an increase of $10.0 million, driven primarily by Quest volume growth which offset Atkins softness. North America net sales increased 3.2% in the thirteen weeks ended May 25, 2024, compared to the thirteen weeks ended May 27, 2023, and International net sales decreased 2.4% during the same period.

    Cost of goods sold. Cost of goods sold decreased $4.4 million, or 2.1%, for the thirteen weeks ended May 25, 2024, compared to the thirteen weeks ended May 27, 2023. The cost of goods sold decrease was primarily driven by lower ingredient and packaging costs in the thirteen weeks ended May 25, 2024.

    Gross profit. Gross profit increased by $14.4 million, or 12.1%, for the thirteen weeks ended May 25, 2024, compared to the thirteen weeks ended May 27, 2023. Additionally, gross profit of $133.6 million, or 39.9% of net sales, for the thirteen weeks ended May 25, 2024, increased 320 basis points from 36.7% of net sales for the thirteen weeks ended May 27, 2023. The increase in gross profit margin was primarily driven by lower ingredient and packaging costs.

    Operating expenses. Operating expenses increased $9.8 million, or 15.1%, for the thirteen weeks ended May 25, 2024, compared to the thirteen weeks ended May 27, 2023 due to the following:

•Selling and marketing. Selling and marketing expenses increased $6.3 million, or 20.9%, for the thirteen weeks ended May 25, 2024, compared to the thirteen weeks ended May 27, 2023, due to increased expenses related to growth initiatives and higher advertising costs.
•General and administrative. General and administrative expenses increased $1.0 million, or 3.4%, for the thirteen weeks ended May 25, 2024, compared to the thirteen weeks ended May 27, 2023. The increase in general and administrative expenses was primarily attributable to an increase of $1.9 million in employee-related costs, $0.3 million in stock-based compensation, and higher corporate expenses and other costs. These increases were partially offset by $2.4 million in term loan transaction fees incurred in the prior year.
•Depreciation and amortization. Depreciation and amortization expense was $4.1 million for the thirteen weeks ended May 25, 2024 and $4.4 million for the thirteen weeks ended May 27, 2023, respectively.

•Business transaction costs. Business transaction costs were $2.7 million for the thirteen weeks ended May 25, 2024 and were comprised of expenses related to the Acquisition of OWYN.

Interest income. Interest income increased by $0.5 million for the thirteen weeks ended May 25, 2024, compared to the thirteen weeks ended May 27, 2023, due to higher cash balances than the prior year period and the increase in interest rates.

    Interest expense. Interest expense decreased $2.6 million for the thirteen weeks ended May 25, 2024, compared to the thirteen weeks ended May 27, 2023, primarily due to the effect of principal payments reducing the outstanding balance of the Term Facility (as defined below) to $240.0 million as of May 25, 2024, from $325.0 million as of May 27, 2023. Additionally, interest expense related to the amortization of deferred financing costs and debt discount decreased $0.6 million for the thirteen weeks ended May 25, 2024, compared to the thirteen weeks ended May 27, 2023.

    (Loss) gain on foreign currency transactions. Foreign currency transactions resulted in an immaterial loss and a gain of $0.2 million for the thirteen weeks ended May 25, 2024, and May 27, 2023, respectively. The variance is attributable to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense increased $1.7 million for the thirteen weeks ended May 25, 2024, compared to the thirteen weeks ended May 27, 2023. The increase in our income tax expense was primarily driven by changes in permanent differences.

    Net income. Net income was $41.3 million for the thirteen weeks ended May 25, 2024, an increase of $5.9 million compared to net income of $35.4 million for the thirteen weeks ended May 27, 2023. Net income was benefited by higher gross profit, higher interest income, and lower interest expense, partially offset by growth in marketing expenses, higher stock-based compensation expense, and recently incurred business transaction costs.

    Adjusted EBITDA. Adjusted EBITDA increased $5.2 million, or 7.9%, for the thirteen weeks ended May 25, 2024, compared to the thirteen weeks ended May 27, 2023, driven primarily by higher gross profit, partially offset by growth in marketing expenses. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Comparison of Unaudited Results for the Thirty-Nine Weeks Ended May 25, 2024, and the Thirty-Nine Weeks Ended May 27, 2023

    The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 25, 2024	% of Net Sales	May 27, 2023	% of Net Sales
Net sales	$955,634	100.0%	$922,254	100.0%
Cost of goods sold	590,020	61.7%	589,284	63.9%
Gross profit	365,614	38.3%	332,970	36.1%

Operating expenses:
Selling and marketing	103,097	10.8%	88,650	9.6%
General and administrative	88,426	9.3%	82,085	8.9%
Depreciation and amortization	12,711	1.3%	13,035	1.4%
Business transaction costs	2,703	0.3%	—	—%
Total operating expenses	206,937	21.7%	183,770	19.9%

Income from operations	158,677	16.6%	149,200	16.2%

Other income (expense):
Interest income	2,895	0.3%	660	0.1%
Interest expense	(16,658)	(1.7)%	(23,201)	(2.5)%
Gain on foreign currency transactions	191	—%	74	—%
Other income	108	—%	10	—%
Total other expense	(13,464)	(1.4)%	(22,457)	(2.4)%

Income before income taxes	145,213	15.2%	126,743	13.7%
Income tax expense	35,195	3.7%	29,810	3.2%
Net income	$110,018	11.5%	$96,933	10.5%

Other financial data:
Adjusted EBITDA (1)	$191,679	20.1%	$178,301	19.3%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales of $955.6 million represented an increase of $33.4 million, or 3.6%, for the thirty-nine weeks ended May 25, 2024, compared to the thirty-nine weeks ended May 27, 2023. The increase in sales was primarily driven by Quest volume growth which offset Atkins softness. North America and International net sales increased 3.6% and 3.4%, respectively, versus last year.

    Cost of goods sold. Cost of goods sold increased $0.7 million, or 0.1%, for the thirty-nine weeks ended May 25, 2024, compared to the thirty-nine weeks ended May 27, 2023. The cost of goods sold increase was primarily driven by higher sales volumes in the thirty-nine weeks ended May 25, 2024.

    Gross profit. Gross profit increased $32.6 million, or 9.8%, for the thirty-nine weeks ended May 25, 2024, compared to the thirty-nine weeks ended May 27, 2023. Additionally, gross profit of $365.6 million, or 38.3% of net sales, for the thirty-nine weeks ended May 25, 2024 increased 220 basis points from 36.1% of net sales for the thirty-nine weeks ended May 27, 2023, due primarily to lower ingredient and packaging costs.

    Operating expenses. Operating expenses increased $23.2 million, or 12.6%, for the thirty-nine weeks ended May 25, 2024, compared to the thirty-nine weeks ended May 27, 2023, due to the following:

•Selling and marketing. Selling and marketing expenses increased $14.4 million, or 16.3%, for the thirty-nine weeks ended May 25, 2024, compared to the thirty-nine weeks ended May 27, 2023, primarily due to increased expenses related to growth initiatives and higher advertising costs.
•General and administrative. General and administrative expenses increased $6.3 million, or 7.7%, for the thirty-nine weeks ended May 25, 2024, compared to the thirty-nine weeks ended May 27, 2023. The increase in general and administrative expense was primarily attributable to an increase to an increase of $4.3 million in employee-related costs, $2.5 million in stock-based compensation, and higher corporate expenses and other costs in the thirty-nine weeks ended May 25, 2024. These increases were partially offset by $2.4 million in term loan transaction fees incurred in the prior year.

•Depreciation and amortization. Depreciation and amortization expenses were $12.7 million and $13.0 million for the thirty-nine weeks ended May 25, 2024, compared to the thirty-nine weeks ended May 27, 2023, respectively.

•Business transaction costs. Business transaction costs were $2.7 million for the thirty-nine weeks ended May 25, 2024 and were comprised of expenses related to the Acquisition of OWYN.

Interest income. Interest income increased by $2.2 million for the thirty-nine weeks ended May 25, 2024, compared to the thirty-nine weeks ended May 27, 2023, due to higher cash balances, the increase in interest rates, and other sources of interest income.

    Interest expense. Interest expense decreased $6.5 million for the thirty-nine weeks ended May 25, 2024, compared to the thirty-nine weeks ended May 27, 2023, primarily due to the effect of principal payments reducing the outstanding balance of the Term Facility (as defined below) to $240.0 million as of May 25, 2024, from $325.0 million as of May 27, 2023. Additionally, interest expense related to the amortization of deferred financing costs and debt discount decreased $0.8 million for the thirty-nine weeks ended May 25, 2024, compared to the thirty-nine weeks ended May 27, 2023.

    Gain on foreign currency transactions. Foreign currency transactions resulted in a gain of $0.2 million and $0.1 million, respectively, for the thirty-nine weeks ended May 25, 2024, and May 27, 2023. The variance is attributable to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense increased $5.4 million for the thirty-nine weeks ended May 25, 2024, compared to the thirty-nine weeks ended May 27, 2023. The increase in our income tax expense was primarily driven by higher income from operations and changes in permanent differences.

    Net income. Net income was $110.0 million for the thirty-nine weeks ended May 25, 2024, an increase of $13.1 million compared to net income of $96.9 million for the thirty-nine weeks ended May 27, 2023. Net income was benefited by higher gross profit, higher interest income, and lower interest expense, and was partially offset by growth in marketing expenses, higher stock-based compensation expenses, recently incurred business transaction costs. and higher income tax expense.

    Adjusted EBITDA. Adjusted EBITDA increased $13.4 million, or 7.5% for the thirty-nine weeks ended May 25, 2024, compared to the thirty-nine weeks ended May 27, 2023, driven primarily by higher net gross profit, partially offset by investments in growth initiatives and higher advertising costs. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Reconciliation of EBITDA and Adjusted EBITDA

    EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed as alternatives to net income as an indicator of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). The Company defines EBITDA as net income or loss before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude the following items: stock-based compensation expense, executive transition costs, business transaction costs, term loan transaction fees, and other non-core expenses. The Company believes that EBITDA and Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors. Management of the Company uses EBITDA and Adjusted EBITDA to supplement net income because these measures reflect operating results of the on-going operations, eliminate items that are not directly attributable to the Company’s underlying operating performance, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics the Company’s management uses in its financial and operational decision making. The Company also believes that EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen and thirty-nine weeks ended May 25, 2024, and May 27, 2023:

(In thousands)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023
Net income	$41,334	$35,431	$110,018	$96,933
Interest income	(881)	(407)	(2,895)	(660)
Interest expense	5,028	7,649	16,658	23,201
Income tax expense	13,383	11,716	35,195	29,810
Depreciation and amortization	5,079	5,140	15,871	15,044
EBITDA	63,943	59,529	174,847	164,328
Stock-based compensation expense	4,473	4,124	13,209	10,456
Executive transition costs	355	737	721	1,158
Business transaction costs	2,703	—	2,703	—
Term loan transaction fees	—	2,423	—	2,423
Other (1)	400	(178)	199	(64)
Adjusted EBITDA	$71,874	$66,635	$191,679	$178,301
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

    We had $208.7 million in cash as of May 25, 2024. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

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

    The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all covenants as of May 25, 2024, and August 26, 2023, respectively.

    At May 25, 2024, the outstanding balance of the Term Facility was $240.0 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended May 25, 2024. The outstanding balance of the Term Facility is due upon its maturity in March 2027. As of May 25, 2024, there were no amounts drawn against the Revolving Credit Facility.

Acquisition Financing

On April 29, 2024, the Company entered into a Purchase Agreement to acquire OWYN, a plant-based protein food company, for approximately $280.0 million. On June 13, 2024, pursuant to the Purchase Agreement, the Company completed the acquisition of OWYN for approximately $280.0 million, subject to certain customary adjustments for levels of cash, indebtedness, net working capital, purchase price adjustments and transaction related expenses as of the closing date.

On June 13, 2024, the Company entered into a sixth amendment (the “2024 Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $250.0 million. The terms of the incremental borrowing are the same as the terms of the outstanding borrowing under the Term Facility. The 2024 Incremental Facility Amendment was executed to partially finance the acquisition of OWYN on June 13, 2024. No amounts under the Term Facility were repaid as a result of the execution of the 2024 Incremental Facility Amendment.

Stock Repurchase Program

    On October 21, 2022, we announced that our Board of Directors approved the addition of $50.0 million to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $150.0 million. The Company did not repurchase any shares of common stock during the thirty-nine weeks ended May 25, 2024. During the thirty-nine weeks ended May 27, 2023, the Company repurchased 546,346 shares of common stock at an average share price of $30.11 per share.

    As of May 25, 2024, approximately $71.5 million remained available for repurchases under our $150.0 million stock repurchase program. Refer to Note 10, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements in this Report for additional information related to our stock repurchase program.

Cash Flows

    The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Thirty-Nine Weeks Ended
	May 25, 2024	May 27, 2023
Net cash provided by operating activities	$166,755	$110,412
Net cash used in investing activities	$(2,345)	$(10,446)
Net cash used in financing activities	$(43,569)	$(98,579)

    Operating activities. Our net cash provided by operating activities increased $56.3 million to $166.8 million for the thirty-nine weeks ended May 25, 2024, compared to $110.4 million for the thirty-nine weeks ended May 27, 2023. The increase in cash provided by operating activities was primarily attributable to changes in working capital for the thirty-nine weeks ended May 25, 2024, as compared to the thirty-nine weeks ended May 27, 2023. Changes in working capital, comprised of changes in accounts receivable, net, inventories, prepaid expenses, other current assets, accounts payable, accrued interest, accrued expenses and other current liabilities, and other assets and liabilities, which are driven by the timing of payments and receipts and seasonal building of inventory, generated cash of $6.8 million in the thirty-nine weeks ended May 25, 2024 compared to $31.6 million of cash consumed in the thirty-nine weeks ended May 27, 2023, an improvement of $38.4 million. Income from operations increased by $9.5 million to $158.7 million for the thirty-nine weeks ended May 25, 2024, as compared to $149.2 million for the thirty-nine weeks ended May 27, 2023. Additionally, cash paid for interest was $16.0 million in the thirty-nine weeks ended May 25, 2024, which was a decrease of $5.3 million as compared to the $21.3 million paid for interest in the thirty-nine weeks ended May 27, 2023. Interest income increased by $2.2 million for the thirty-nine weeks ended May 25, 2024, compared to the thirty-nine weeks ended May 27, 2023, due to higher cash balances, the increase in interest rates, and other sources of interest income.

    Investing activities. Our net cash used in investing activities was $2.3 million for the thirty-nine weeks ended May 25, 2024 compared to $10.4 million for the thirty-nine weeks ended May 27, 2023. Our net cash used in investing activities for the thirty-nine weeks ended May 25, 2024, primarily comprised $1.8 million of purchases of property and equipment. The $10.4 million of net cash used in investing activities for the thirty-nine weeks ended May 27, 2023, primarily comprised $10.1 million of purchases of property and equipment.

    Financing activities. Our net cash used in financing activities was $43.6 million for the thirty-nine weeks ended May 25, 2024, compared to $98.6 million for the thirty-nine weeks ended May 27, 2023. Net cash used in financing activities for the thirty-nine weeks ended May 25, 2024, primarily consisted of $45.0 million in principal payments on the Term Facility, and $4.8 million in tax payments related to issuance of restricted stock units and performance stock units, partially offset by $4.3 million of cash proceeds received from option exercises, and $2.1 million of cash proceeds received from the partial repayment of an outstanding note receivable. Net cash used in financing activities for the thirty-nine weeks ended May 27, 2023, primarily consisted of $16.4 million in repurchases of common stock, $81.5 million in principal payments on the Term Facility, and $2.8 million in tax payments related to issuance of restricted stock units and performance stock units, partially offset by $5.0 million of cash proceeds received from option exercises.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

    There were no material changes in our market risk exposure during the thirteen-week period ended May 25, 2024. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 25, 2024, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

    There were no changes in our internal controls over financial reporting during the quarter ended May 25, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As part of our strategic initiatives, we intend to pursue acquisitions or joint ventures, such as our acquisition of OWYN. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing products and identifying and acquiring brands in new categories and new geographies to expand our platform of nutritional snacks and potentially other food products. Although we regularly evaluate multiple acquisition candidates, we cannot be certain that we can successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on favorable terms, or integrate acquisitions we complete.

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

Besides the risks above, even when acquisitions are completed, integration of acquired entities can involve significant difficulties. These include failure to achieve financial or operating objectives regarding an acquisition, systems, operational and managerial controls and procedures, the need to modify systems or to add management resources, difficulties in the integration and retention of consumers or personnel and the integration and effective deployment of operations or technologies, amortization of acquired assets (which would reduce future reported earnings), possible adverse short-term effects on cash flows or operating results, the integration of personnel with diverse backgrounds and organizational cultures, the coordination of sales and marketing functions and failure to obtain and retain key personnel of an acquired business. Failure to manage these acquisition growth risks could have an adverse effect on our business.

We may not realize the expected benefits of the OWYN acquisition we completed in June 2024, because of integration difficulties and other challenges.

The success of the OWYN acquisition will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating OWYN’s business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of OWYN’s business include, among others:

•failure to implement our business plan for the combined business;
•unanticipated issues in integrating co-manufacturing, logistics, information, communications and other systems;

•possible inconsistencies in standards, controls, procedures and policies, and compensation structures between OWYN’s structure and our structure;
•failure to retain key employees, customers and suppliers;
•unanticipated changes in applicable laws and regulations;
•the complexities associated with integrating personnel from another company;
•operating risks inherent in OWYN’s business and our business;
•diversion of management's attention from other business concerns;
•increasing the scope, geographic diversity and complexity of our operations; and
•unanticipated issues, expenses and liabilities.

We may not be able to maintain the levels of net sales, earnings or operating efficiency that each company had achieved historically or might achieve separately. In addition, we may not accomplish the integration of OWYN’s business smoothly, successfully or within the anticipated costs or time-frame. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.

Our indebtedness could materially and adversely affect our financial condition and ability to operate our company, and we may incur additional debt.

As of June 27, 2024, we had approximately $490.0 million in outstanding indebtedness and a revolving credit facility of $75 million. Our current and future debt level and the terms of our debt arrangements could materially and adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the credit facilities governing our indebtedness, we have granted the lenders a security interest in substantially all of our assets, including the assets of our subsidiaries and an affiliate.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3.    Defaults Upon Senior Securities

    None.

Item 4.    Mine Safety Disclosures

    Not Applicable.

Item 5.    Other Information

    In the three months ended May 25, 2024, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Document
2.1
Stock Purchase Agreement, dated as of April 29, 2024, by and among Simply Good Foods USA, Inc., a New York corporation, Only What You Need, Inc., a Delaware corporation, and Safe Brands, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 30, 2024).

10.1
The Simply Good Foods Company Second Amended and Restated Executive Severance Compensation Plan, dated April 16, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 22, 2024).

10.2
The Simply Good Foods Company 2017 Omnibus Incentive Plan, as amended from time to time Policy Regarding Treatment of Awards in the Event of an Awardee’s Retirement, Approved as of April 16, 2024 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 22, 2024).

10.3
Amendment No. 6 (Incremental Facility Amendment), dated as of June 13, 2024, among Atkins Intermediate Holdings, LLC, a Delaware limited liability company, Conyers Park Acquisition Corp., a Delaware corporation, Simply Good Foods USA, Inc., a New York corporation, Atkins Nutritionals Holdings, Inc., a Delaware corporation, Atkins Nutritionals Holdings II, Inc., a Delaware corporation, NCP-ATK Holdings, Inc., a Delaware corporation, the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 17, 2024).

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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	June 27, 2024	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)