Form 10-K
period 2024-08-31
Simply Good Foods Co
filed 2024-10-29
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 23, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter was approximately $3.3 billion based on the closing price of $35.59 for one share of common stock, as reported on the Nasdaq Capital Market on that date. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of October 18, 2024, there were 100,221,529 shares of common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant’s definitive proxy statement, in connection with its 2025 annual meeting of stockholders, to be filed within 120 days after the end of fiscal year ended August 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

The Simply Good Foods Company and Subsidiaries

Cautionary Note Regarding Forward Looking Statements

This Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. We caution you that these forward-looking statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. You should not place undue reliance on forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties relate to, among other things, our ability to achieve our estimates of OWYN’s net sales and Adjusted EBITDA and our anticipated synergies from the OWYN Acquisition, our net leverage ratio post-acquisition, our Adjusted EPS post-acquisition, our ability to maintain OWYN personnel and effectively integrate OWYN, our operations being dependent on changes in consumer preferences and purchasing habits regarding our products, a global supply chain and effects of supply chain constraints and inflationary pressure on us and our contract manufacturers, our ability to continue to operate at a profit or to maintain our margins, the effect pandemics or other global disruptions on our business, financial condition and results of operations, the sufficiency of our sources of liquidity and capital, our ability to maintain current operation levels and implement our growth strategies, our ability to maintain and gain market acceptance for our products or new products, our ability to capitalize on attractive opportunities, our ability to respond to competition and changes in the economy including changes regarding inflation and increasing ingredient and packaging costs and labor challenges at our contract manufacturers and third party logistics providers, the amounts of or changes with respect to certain anticipated raw materials and other costs, difficulties and delays in achieving the synergies and cost savings in connection with acquisitions, changes in the business environment in which we operate including general financial, economic, capital market, regulatory and geopolitical conditions affecting us and the industry in which we operate, our ability to maintain adequate product inventory levels to timely supply customer orders, changes in taxes, tariffs, duties, governmental laws and regulations, the availability of or competition for other brands, assets or other opportunities for investment by us or to expand our business, competitive product and pricing activity, difficulties of managing growth profitably, the loss of one or more members of our management team, potential for increased costs and harm to our business resulting from unauthorized access of the information technology systems we use in our business, expansion of our wellness platform and other risks and uncertainties indicated in this Report, including those set forth under “Risk Factors” in this Report. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including in this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and those contained in subsequent reports we will file with the SEC. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

    Unless the context otherwise requires, the terms “we,” “us,” “our” the “Company” and “Simply Good Foods” refer to The Simply Good Foods Company and its subsidiaries. In context, “Quest” may also refer to the Quest brand, “Atkins” may also refer to the Atkins brand, and “OWYN” may also refer to the OWYN brand. Atkins, Atkins Endulge, Quest, OWYN, and the Simply Good logo are either registered trademarks or trademarks of the Company’s wholly owned subsidiary Simply Good Foods USA, Inc. or one of its affiliates in the United States and elsewhere. All rights are reserved.

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
•Pandemics, epidemics or disease outbreaks, which may disrupt our business, including, among other things, consumption and trade patterns, our supply chain and production processes.

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
•Severe weather conditions, natural disasters, government regulations related to climate change, the effects of climate change and geopolitical events, which can all affect crop supplies and supply chain infrastructure.
•We intend to grow through mergers, acquisitions or joint ventures, and we may not successfully integrate, operate or realize the anticipated benefits of such business combinations.
•We may not realize the expected benefits of the OWYN acquisition we completed in June 2024, because of integration difficulties and other challenges.
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

Regulatory Risks and Litigation Risks

•All our products must comply with regulations of the U.S. Food and Drug Administration and state and local regulations.
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

PART I

Item 1. Business.

Overview

    The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements, and other product offerings. The product portfolio we develop, market and sell consists primarily of protein bars, ready-to-drink (“RTD”) shakes, sweet and salty snacks and confectionery products marketed under the Quest, Atkins, and OWYN brand names. Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities in the nutritional snacking space.

    Our nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies and health-and-wellness trends: Quest for consumers seeking a variety of protein-rich foods and beverages that also limit sugars and simple carbohydrates, Atkins for those following a low-carbohydrate lifestyle or seeking to manage weight or blood sugar levels, and OWYN for consumers seeking protein-rich beverages that are plant-based and tested for the top nine allergens that also limit sugars and simple carbohydrates. We distribute our products in major retail channels, primarily in North America, including grocery, club, and mass merchandise, as well as through e-commerce, convenience, specialty, and other channels. Our portfolio of nutritious snacking brands gives us a strong platform with which to introduce new products, expand distribution, and attract new consumers to our products.

We believe snacking occasions have been on the rise in recent years as consumers continue to desire more convenient, healthy and delicious foods, snacks, and meal replacements. We believe our emphasis on product formats such as our protein bars, cookies, chips and salty snacks, confections, RTD shakes, and protein powders positions us to fill important needs for consumers. We believe several existing and emerging consumer trends within the U.S. food and beverage industry will continue to drive both the growth of the nutritional snacking category and increase the demand for our product offerings. Some of these trends include increased consumption of smaller, more frequent meals throughout the day, consumers’ strong preference for convenient, “better-for-you” snacks, consumers’ greater focus on health and wellness, consumers seeking to add convenient sources of protein and fiber to their diets, and consumers’ movement toward limiting carbohydrate and sugar consumption or avoiding certain allergens.

With our Quest brand, we strive to offer an attractive line up of protein bars, cookies, protein chips and salty snacks, RTD shakes, and confections, which target these existing and emerging consumer trends. With our Atkins brand, we strive to offer a compelling line of protein bars, RTD shakes, cookies, protein chips and salty snacks, and confections. With our OWYN brand, we strive to offer RTD shakes and protein powders that are plant-based and tested for the top nine allergens in a variety of protein levels. Our sales, marketing, and research and development capabilities enable us to distribute products to a national customer base across a spectrum of retail channels, including the mass merchandise, grocery, drug, club stores, e-commerce, and small format retail such as convenience stores and gas stations.

    The Simply Good Foods Company (“Simply Good Foods”) was formed on March 30, 2017, to acquire NCP-ATK Holdings, Inc. (“Atkins”), on July 7, 2017. As part of Simply Good Foods’ strategy to become an industry leading snacking platform, in November 2019, we acquired Quest Nutrition, LLC (“Quest”) and we acquired Only What You Need, Inc. in June 2024. We refer to the acquisition of Quest Nutrition, LLC as the “Quest Acquisition” and the acquisition of Only What You Need, Inc. as the “OWYN Acquisition”.

    Our principal executive offices are located at 1225 17th Street, Suite 1000, Denver, Colorado, 80202. Our telephone number is (303) 633-2840. We maintain a web site at www.thesimplygoodfoodscompany.com.

Our Strengths

Powerful brands with strong consumer awareness and loyalty. We are a leader in the fast-growing nutritional snacking category, and our Quest, Atkins and OWYN brands are leading brands with combined scale in protein bars, protein chips, confections, cookies, RTD shakes, and protein powders. Our highly focused snacking portfolio provides us with a leading position within retailers’ nutrition and wellness aisles, resulting in meaningful shelf space. Our brands can appeal to consumers interested in an active lifestyle who are seeking protein-rich, low-carb snacking options, weight management program consumers, and consumers looking to consume protein through convenient RTD shakes and powders that are plant-based and tested for the top nine allergens, which makes our brands highly attractive and strategic for a diverse set of retailers across various distribution channels.

Aligned with consumer mega trends. Increasing global concern about growing rates of obesity and weight-related diseases and other health issues has resulted in increased scientific, media and consumer focus on nutrition. Over 100 independent, peer reviewed, clinical studies show the benefits of controlling carbohydrates. We believe this focus is prompting consumers to rebalance their nutritional breakdown away from carbohydrates. Our brand attributes, “low-carb,” “low-sugar” and “protein-rich” nutrition, are well aligned with consumer mega trends. In addition, we believe consumers’ eating habits are gradually shifting towards increased convenience, snacking and meal replacement. We also believe our portfolio of convenient and nutritious products and our ongoing effort to meet consumer demands for convenient snacking options support their individual health, nutrition, allergen sensitivities, and lifestyle goals.

Scalable snacking and food platform. We have been able to grow our product offerings for our nutritious snacking brands through our line extensions and through acquisitions. Our in-house product development experience and our outsourced manufacturing model allow us to bring new products to market quickly. We pride ourselves on knowing our consumers and gleaning insights that lead to new products and ideas. We believe we can leverage our strong relationships with our retail customers and distributors, a strong brand building track record, and category management expertise to help new products, brands and brand extensions gain distribution and consumer recognition, allowing us to continue to successfully expand our snacking platform. We believe our strong balance sheet allows us to participate in attractive acquisition opportunities.

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

Our Strategies

Innovate and expand the portfolio of product offerings to meet consumer demand for higher protein products and new product forms. We intend to continue to enhance, strengthen and expand our product offerings with new and innovative flavors and forms and packaging alternatives, all while maintaining a commitment to delivering products that meet our targeted nutritional profile and provide the convenience and taste consumers crave. Our in-house research and development laboratories allow us to develop new products internally and bring them to market quickly through our contract manufacturing network without diverging from high standards of taste, nutritional content, quality, and safety. Additionally, we intend to satisfy developing and changing consumer preferences through the continued pursuit of merger and acquisition transactions.

Leverage platform to expand in attractive food and snacking categories. We believe the fragmented snacking category presents an opportunity for growth and the opportunity to build, through disciplined acquisitions, a leading platform in the nutritional snacking space. As a leader in nutritious snacking, we believe we have the unique capability to leverage our operating platform, product innovation expertise and customer relationships to expand beyond our current brands. In addition, we believe the nutritious snacking category will continue to grow given its relatively low household penetration and favorable consumer trends of snacking, health and wellness, convenience, and on-the-go consumption. Our experienced management team has deep expertise in brand building that we believe will help us to expand the business into additional brands and products in the snacking segment. Over time, we expect to continue seeking to identify and evaluate acquisition opportunities to complement our platform, and we see significant opportunity for growth and synergies in complementary adjacent snacking categories such as the “better-for-you” eating space.

    Expand distribution in white space opportunities. In the fifty-three weeks ended August 31, 2024, approximately 77% of Quest’s gross sales in the U.S. and approximately 83% of Atkins’ gross sales in the U.S. were through the mass retailer, grocery and convenience store distribution channels. Our management believes there is opportunity for each of our brands to further penetrate those channels as well as other distribution channels such as convenience and club stores. In addition, while shoppers have increased e-commerce purchases generally, approximately 22% of Quest’s gross sales for the fifty-three weeks ended August 31, 2024, were through its e-commerce channel and approximately 17% of Atkins’ gross sales for the same period were through its e-commerce channel. We intend to leverage our brand recognition to develop further the distribution channels through which we reach consumers, including through the continued expansion of the e-commerce channel.

Continue our marketing efforts and strategies to both increase household penetration and reach consumers beyond our core historic buyers. We intend to expand our marketing efforts to bring first-time buyers into the Quest, Atkins and OWYN brand franchises. For our Quest brand, our historic consumer base has been individuals pursuing a performance-based active and athletic lifestyle. For our Atkins’ brand it has been people interested in weight management or pursuing a lifestyle of eating low carbohydrate foods. And, for our OWYN brand, the historic consumer base has been consumers looking for an allergen sensitive, plant-based and non-dairy RTD shake or protein powder that is high in protein and low in carbohydrates and sugar. As public opinion on the use of chronic weight management medication is shifting significantly as the popularity of clinical solutions grows and more medications are approved by the FDA, we are looking to communicate to consumers who have elected to use these medications what we believe are the complementary benefits of using our products to support achieving or maintaining their weight management goals.

For all our brands, we have an active and growing digital and social presence, using a comprehensive approach of search, banner, and search engine optimization efforts. We are a leader in social media, with an evolving social media presence on major channels such as Facebook, Instagram, Pinterest, X (formerly known as Twitter) and YouTube. We also have a growing network of social influencers and content creators, who promote our products in their targeted social media posts. We believe social media is a cost-effective way of continuing to attract and retain our consumers. We believe our ongoing efforts to educate consumers about the benefits of our nutritional philosophy and lifestyle will further reinforce our brands. For our Quest brand, we have used a national, targeted broadcast ad campaign, and continue to leverage targeted streaming television ads and an extensive network of social media influencers and content creators who prompt both our Quest brand products through their online posts to motivate new buyers and product introductions. For our Atkins brand, we use targeted broadcast and streaming television and print ads with a celebrity-based campaign that attempts to (i) motivate potential programmatic weight loss consumers to try the Atkins approach to healthier eating and weight loss as these Atkins consumers are our most loyal, profitable and frequent purchasers and (ii) broaden the reach of the Atkins brand to appeal to those consumers generally interested in low carbohydrate, low sugar nutrition. For the OWYN brand, we have used an extensive network of social media influencers and content creators who promote our OWYN brand products through their online posts to motivate new buyers.

We intend to continue to make focused changes to our approach to consumer outreach to attract consumers beyond our historic core buyers. For our Quest brand, we intend to enhance our marketing efforts to reach more consumers who are seeking products that are aligned with their choice to pursue a healthy and active lifestyle. For the Atkins brand, we intend to continue our marketing efforts to attract self-directed low-carbohydrate and health motivated eaters (those individuals not on a program diet) who buy and consume our Atkins products. As we work to integrate the recently acquired OWYN brand, we will evaluate our marketing efforts to continue to attract consumers who are interested in RTDs and powders that are plant-based and tested for the top nine allergens in a variety of protein levels.

Our Purpose

    During fiscal year 2024, we updated the Simply Good Foods purpose. Our purpose is:

We’re raising the bar on what food can be.
We say no to the status quo, and we say yes to making better food.
Food that offers robust nutrition, not hollow nutrition. Energy, not depletion. Enjoyment, not regret.
Simply, we’re on a mission to make food that works for you - that is radically nutritious and defyingly delicious.
Better nutrition made easy so you can live well.
We don’t compromise, so you never have to.

Our Products

Core Quest Products

    Our core Quest brand products consist of protein bars, cookies, muffins, brownies, salty snacks and confections.

    Protein Bars. To keep on-the-go consumers energized and fueled, our Quest bars offer a convenient and effective solution, providing consumers with protein, fiber and a delicious taste.

    Bake Shop. Quest’s cookies, muffins, and brownies sold under the Quest Bake Shop banner are convenient sources of high-protein combined with low net carbs and low-sugar.

    Salty Snacks. Quest’s protein chips and crackers line quickly became a high-selling product offering an attractive nutrition profile when compared to conventional chip and cracker products.

    Confections. Quest’s confections include peanut butter cups, “fudgey” brownie, “gooey” caramel candy bites, chocolatey coated peanut candies and “coconutty” caramel candy bars sold in a variety of packaging.

Core Atkins Products

    Our core Atkins brand products consist of protein bars, RTD shakes, confections, and cookies.

Protein Bars. To keep on-the-go consumers energized and fueled, our Atkins bars offer a convenient and effective solution, providing consumers with protein, fiber and a delicious taste.

RTD Shakes. Our rich and creamy Atkins RTD shakes contain 10 to 30 grams of protein, as well as other important vitamins and minerals.

Confections. Our Atkins Endulge line, which is designed to satisfy consumers’ sweet cravings, and which we call Treats, consists of delicious desserts without all the added sugar providing consumers with the option to indulge.

Cookies. Atkins’ cookie products are a convenient source of high-protein combined with low net carbs and low-sugar.

Recipes. While provided free of charge, we also offer over 1,600 protein-rich, low-carbohydrate and low-sugar recipes designed to help consumers achieve and maintain a healthy lifestyle, while still enjoying delicious food.

Core OWYN Products

RTD Shakes and Powders. Our OWYN RTD shakes and powders are plant-based, contain 20 to 32 grams of protein, and do not contain gluten, dairy, soy, eggs, nuts, tree nuts, are low in sugar, and contain prebiotic fiber.

Marketing, Advertising and Consumer Outreach

Our marketing efforts are designed to increase consumer awareness of and demand for our products. We employ a broad mix of marketing, including coupons, product sampling, consumer and trade events, advertising (television, online and print) and recipe and food plans, to target our consumers. We also use online resources, including social media sites, to communicate with consumers and build interest in our brands. Our advertising and use of online resources are aimed at increasing consumer preference and usage of our brands. Our trade promotions focus on obtaining retail feature and display support, achieving optimum retail product prices and securing retail shelf space. We use coupons (freestanding insert newspaper, store register, on-pack and online coupons) to help stimulate product trial and repeat purchases by providing consumers with economic incentives. The mix of these marketing activities varies among our brands.

As part of our advocacy on the advantages of a protein-rich, low-carbohydrate, low-sugar dietary approach, and with respect to our OWYN brand, plant-based, diary free and allergen sensitive, we have devoted portions of our respective brand websites and social media to promote consumer education, engagement, and dialogue about the benefits of our nutritional approaches and how our products can fit within those approaches. Our sales and marketing team gathers information and feedback from consumers and retailers to enable us to better meet changing consumer needs. We also believe that an effective marketing tool is to share educational information through our brand websites to explain each brand’s approach to nutrition and the nutritional qualities of our products. We also provide access to consumer service representatives to answer questions and educate consumers on nutrition, new products and developments. As part of this approach, over time, for those consumers who have elected to use weight management medications to pursue their weight management goals we expect to develop and enhance our marketing messages regarding how we believe our products can be used to meet their snacking use occasions and be complementary to their use of medication for weight management to achieve and maintain their weight management goals.

For our brands, in order to facilitate awareness and knowledge of the health benefits of a low-carbohydrate, low-sugar and protein-rich eating approach, whether dairy or plant-based, we have established a variety of marketing and advertising strategies to connect with consumers, including digital marketing and social media platforms, television broadcast and streaming advertising as well as celebrity and social media influencer endorsements.

We have built large consumer followings for our brands. Beyond the core historic consumers for each of our brands, we believe there is significant opportunity to increase household penetration for our products by expanding our marketing, product offerings and educational efforts to consumers who are focused more generally on long-term healthy living.

    In the fifty-three weeks ended August 31, 2024, approximately 72% of Selling and marketing expenses were spent on advertising costs.

Retailers

We have a wide variety of customers across the mass, food, club, drug, and e-commerce channels. A substantial majority of our sales are generated from a limited number of retailers. Sales to our largest retailer, Walmart Inc., represented approximately 31% of consolidated sales in fiscal year 2024, of which approximately 23% was through their mass retail channel and approximately 8% was through their Sam’s club and e-commerce channels. Sales to our next largest retailer, Amazon, represented approximately 18% of consolidated sales in fiscal year 2024. No other customer represents more than 10% of sales. For additional information, please see the risk factor “We rely on sales to a limited number of retailers for a substantial majority of our net sales, and losing one or more such retailers may materially harm our business. In addition, we maintain “at will” contracts with these retailers, which do not require recurring or minimum purchase amounts of our products”.

E-Commerce

We aim to ensure that our consumers may access our brand in the way that best suits their lifestyles by offering online ordering of our products. We sell our products on questnutrition.com, Atkins.com, liveowyn.com, Amazon.com and the e-commerce platforms of our brick-and-mortar customers, which all deliver our products directly to the location designated by the consumer.

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

We maintain an in-house research and development team as well as market research and consumer insight capabilities. Through our research and development labs in El Segundo, California, and Broomfield, Colorado, we control our brands’ innovations and product formulations from the ground up. By developing new products, prototypes and adjacencies in-house, we facilitate our core competencies in product innovation and enhance our speed to market.

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

We also believe the fragmented snacking category presents an opportunity for consolidation and the opportunity to build, through disciplined acquisitions, a leading platform in the nutritional snacking space. As a leader in nutritious snacking, we believe we have the unique capability to leverage our operating platform and customer relationships to expand beyond our current brands. Our experienced management team has deep expertise in brand building to expand the business into additional brands and products in the nutritional snacking segment. Simply Good Foods is actively seeking to identify and evaluate new acquisition opportunities to complement our existing portfolio and sees significant opportunity for growth and synergies in complementary adjacent snacking categories such as sports/active and adult nutritional snacks, salty snacks and protein snacks, as well as in the “better-for-you” eating space.

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

Competition

The nutritional snacking industry is fragmented and highly competitive and includes a number of diverse competitors. We have a number of diverse competitors of varying sizes and capabilities, including developers, marketers and sellers of other branded and private label nutritional snacking food products. We compete primarily in large retail and e-commerce environments. We believe the principal competitive factors in the nutritional snacking industry are:

•brand awareness and loyalty among consumers;
•product ingredients (including the sourcing and allergen profiles of ingredients);
•macronutrient profiles of products;
•product claims;
•product taste and texture;
•product convenience;
•advertising campaigns and associated spending;
•perceived product value
•product variety, packaging and labeling;
•access to retailer shelf space; and
•product positioning on e-commerce retailer sites.

We believe we currently compete effectively with respect to each of these factors. However, a number of companies in the nutritional snacking industry may compete more effectively for a variety of reasons, including having greater financial resources, more comprehensive product lines, broader market presence, more established relationships with distributors, suppliers and customers, longer operating histories, greater distribution and selling capabilities, stronger brand recognition, or greater innovation and marketing capabilities than we have. We expect the industry we operate in to remain highly competitive for the foreseeable future.

Supply Chain

We operate an asset-light business model. For the manufacture of our products, we contract with contract manufacturers, and as a result, our operations are highly flexible and require minimal capital expenditure. The supply chain for our international business also uses exclusively contract manufacturers.

Sourcing. The principal ingredients to manufacture our products include chocolate and other coatings, dairy, proteins, soy, nuts, and pea and pumpkin seed protein. Our packaging consists of flexible film, cartons, tetra paper, plastic bottles and corrugate. All our core ingredients are purchased according to rigorous standards to assure food quality and safety. These core ingredients are generally available in adequate quantities from several suppliers. We competitively bid with major suppliers to source competitively priced, quality ingredients and packaging that meet our standards. For certain ingredients we establish direct purchasing agreements with suppliers, under which our contract manufacturers source ingredients to produce finished products. We also procure certain ingredients directly that our contract manufacturers then use to produce our products. We actively manage the cost of most of our packaging supplies, such as corrugate, film, and cartons. Historically, OWYN has directly purchased and therefore owns the ingredients and packaging the contract manufacturers use for the production of OWYN products.

Manufacturing. We rely on contract manufacturers to manufacture our products. The contract manufacturers schedule and receive ingredient and packaging inventory according to parameters set in their contracts and forecasts we provide. As noted above, some ingredients and packaging are purchased by our contract manufacturers pursuant to framework contracts we have with the applicable suppliers. Our contract manufacturers are regularly audited by third parties and are required to follow rigorous food safety guidelines. We believe our contract manufacturers have capacity to meet our anticipated supply needs, although short-term high demand or production equipment issues can cause disruptions. We monitor both near-term and long-term capacity as well as fulfillment rates and overall performance of our manufacturing partners and qualify alternate suppliers as needed. In general, we purchase finished products from our contract manufacturers, which includes all packaging and ingredients used, as well as an agreed-upon tolling charge for each item produced. These finished products are then shipped directly to our distribution centers, or shipped directly from the contract manufacturer to the customer.

    U.S. Storage. For the Quest and Atkins brands we lease two distribution centers, both in Greenfield, Indiana, referred to collectively as the Distribution Centers, where we store finished goods. We utilize over 1.29 million square feet of floor space among our Distribution Centers. For our OWYN brand, we currently use portions of four warehouses for finished goods which are located in Greenfield, Indiana, Greenwood, Indiana, Romeoville, Illinois, and Hackettstown, New Jersey. For OWYN we utilize approximately 200,000 square feet of floor space. Having completed the OWYN Acquisition in June 2024, we are currently evaluating the integration activities and the timing for their implementation related to the OWYN brand’s warehouse operations.

    Distribution. For Quest and Atkins, the majority of our products are shipped directly to one central warehouse, which is a leased warehouse managed by a third-party logistics provider. We also have separate warehouses for a portion of our distribution needs. A substantial portion of our inventory is shipped directly to our retailers from the warehouse by the same third-party logistics provider. Most of our remaining customers pick up their orders at our distribution centers and make their own arrangements for delivery to their fulfillment network. For certain customers, RTD shakes are shipped directly from the contract manufacturer to the customers’ locations. We believe our use of demand forecasting and vendor-managed inventory systems enables us to meet shipping demands, ensure timely delivery of orders and offer service levels to our customers. For the majority of our customers, our logistics provider distributes the finished goods via truckloads from our Distribution Centers, which first flow through regional terminals. At the terminals, our orders are consolidated with other companies’ products being shipped to the customer. The finished goods are then distributed to retailer customers’ distribution centers. The regular weekly shipments and consolidation have reduced our costs. For some products, we ship directly to customers from our contract manufacturer through a third-party logistics provider. In some instances, the customer will arrange to pick-up directly finished products from our Distribution Centers.

OWYN. OWYN products for select channels are shipped through both distributors and redistributors throughout the United States. OWYN products ship direct to a customer’s warehouse for most national and regional retail customers and the customers of two large distributors with one large customer arranging for products to be picked up. Currently, OWYN uses a consolidator network for large national retailer customers, which avoids OWYN having to ship “less than truckload” deliveries to these customers throughout the United States. OWYN currently uses one primary warehouse located in Illinois and a logistics provider in Illinois for the purpose of assembling e-commerce variety packages. OWYN has also recently converted certain key distributors to a model where customers pick up shipments. Having completed the OWYN Acquisition in June 2024, we are currently evaluating the integration activities and the timing for their implementation related to the OWYN brand’s distribution functions.

    International. Our products are also sold outside North America. Our top international sales are in Australia and New Zealand. For the fifty-three weeks ended August 31, 2024, international net sales represented approximately 2.5% of total net sales. For products that are not manufactured in North America and shipped internationally, our international supply chain is run by a lean team solely focused on international operations. Similar to U.S. operations, international operations utilize contract manufacturers for products, and distributors for distribution and sales.

Food Safety and Quality.

Food safety and quality is a top priority, and we dedicate substantial resources to ensure that consumers receive safe, high quality food products. Our products are manufactured in facilities that have programs and controls in place regarding consistent quality and food safety. Product attributes such as taste, aroma, texture, and appearance are regularly monitored. Good Manufacturing Practices and comprehensive food safety programs are designed to produce a safe, wholesome product. Our suppliers are required to have equally robust processes in place and confirm their compliance with product specifications with Letters of Guaranty and Certificates of Analysis for shipments of core ingredients to be used in our products. Finally, random samples of finished goods are regularly sent to a third-party laboratory for testing. We hold an ISO 22000 certification for our U.S. operations, excluding OWYN, which we first obtained during fiscal year 2022.

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

We, along with our third-party service providers including our licensees, contract manufacturers, e-commerce contractors and third-party sellers, collect information about consumers directly from them as well as automatically through their use of our websites. We collect information from consumers when they interact with our websites and the services we offer on those sites. The information we collect varies based on the consumer’s particular interaction with our websites. We may combine this information with other information that we collect. We and our third-party service providers may use cookies and other similar tracking technologies to track information about consumers’ use of our websites and the services we offer on those websites. The website operations of our third parties may be affected by reliance on other third-party hardware and software providers, technology changes, risks related to the failure of computer systems through which these website operations are conducted, telecommunications failures, data security breaches and similar disruptions.

Segments

    During the fifty-two weeks ended August 27, 2022, we substantially completed our efforts to fully integrate our operations and organization structure after the Quest Acquisition. We aligned the nature of our production processes, and the methods used to distribute products to customers for the Quest and Atkins brands. Following the OWYN Acquisition, the Company's operations are organized into two operating segments, Quest and Atkins, and OWYN, which are aggregated into one reporting segment due to similar financial, economic and operating characteristics. The operating segments are also similar in the following areas: (a) the nature of the products; (b) the nature of the production processes; (c) the methods used to distribute products to customers; (d) the type of customer for the products; and, (e) the nature of the regulatory environment. The Company also designed its organizational structure to support entity-wide business functions across brands, products, customers, and geographic regions. As a result, during the fifty-three weeks ended August 31, 2024, the Company determined its operations are organized into two operating segments, which were aggregated into one reporting segment due to similar financial, economic and operating characteristics. During the fifty-two weeks ended August 26, 2023, and August 27, 2022, the Company determined its operations are organized into one, consolidated operating segment and reportable segment.

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

Human Capital Resources

    As of August 31, 2024, our workforce consisted of 316 employees globally who were largely based in an office or in research and development (“R&D”) lab locations. Of that total, approximately 95% of our employees were in the United States, and the rest were in Canada, Europe, Australia, and New Zealand. 133 employees were engaged in marketing and sales, 100 were engaged in R&D, operations and quality, and 83 were engaged in administration. Of our United States employees, 26 employees were hourly and 275 were salaried. No employees were covered by a collective bargaining agreement.

    Ambition, Purpose and Values. During fiscal year 2024, we updated our ambition, purpose and values to reflect one unified Simply Good Foods company. We’re on a mission to make food that is radically nutritious and defyingly delicious. Our ambition is to become the leader in nutritional snacking, leading the category with trusted brands consumers love. Our values, Simply Bold, Simply Deliver, Simply Learn & Grow, Simply Together, and Simply Kind, are critical to our success in fulfilling our ambition and vision.

    Training & Development. Training and development is critical to our success, helps our employees grow their career, and is one way we attract, motivate and retain our employees. We regularly host “Be Empowered” sessions for employees, which are educational classes and networking opportunities that teach our nutrition philosophy and our different business functions. To develop effective and empowered leaders, we host regular trainings and informational sessions.

    In our normal performance review cycle, which took place in early fiscal year 2024, 99% of our employees held career discussions with their managers to identify opportunities for development and career progression. Because of career discussions, mentorship opportunities and the talent review process conducted by our senior leadership, during fiscal year 2024, we promoted 9% of our workforce and provided associated compensation increases.

    Our Commitment to Diversity, Equity, Inclusion & Belonging (“DEI&B”). We recognize the importance of a diverse, equitable and inclusive culture for our employees and its effect on our ability to achieve our business objectives, so we have made commitments to track and improve our performance in each of these areas. Our Board of Directors created its Corporate Responsibility & Sustainability committee that has been tasked with, among other things, overseeing human capital resources and all our DEI&B initiatives. These initiatives include the following, among others:

•A Diversity, Equity, Inclusion and Belonging Council consisting of mid-level and senior leaders so our DEI&B efforts are informed and led by a cross section of our leaders. Its mission is to foster a positive, open, and trusted culture of belonging where every person feels empowered to bring their unique selves to the workplace resulting in a competitive advantage through thought-leadership and talent growth that halos beyond our workforce to our partners and community, creating an inclusive ecosystem.
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

    The table below provides information as of August 31, 2024, the end of our fiscal year, about the representation of women and minorities as a percentage of our employees at various levels of management categories used by our Executive Leadership Team to manage our workforce. This information is also reviewed by our Board of Directors.

Female and Minority Representation
	Female	Minority[1]
All Employees	58%	35%
All People-leaders	49%	26%
Director-level	50%	26%
VP-level	44%	13%
Executive Leadership Team	23%	8%
Board of Directors	17%	8%
[1] Minority representation includes the percent of United States employees who identify as Black or African American, Asian, Hispanic, Native American, or two or more races.

The table below is our 2023 EEO-1 report, shortened to eliminate rows and columns that have no employees in this report or in the previous report total. This table shows our gender, racial, and ethnic composition by EEO-1 job category as set forth in the Section D Employment Data section of the Consolidated EEO-1 Report that we filed with the U.S. Equal Employment Opportunity Commission (EEOC) in 2023. The following information is provided for the period from December 1, 2023, through December 15, 2023, consistent with the report’s filing instructions.

			Not-Hispanic or Latino
	Hispanic or Latino		Male						Female
Job Categories	Male	Female	White	Black or African American	Asian	Native Hawaiian or Pacific Islander	American Indian or Alaskan Native	Two or More Races	White	Black or African American	Asian	Two or More Races	Overall Totals
Executives/Senior Officials & Managers	—	—	9	1	—	—	—	—	3	—	—	—	13
First/Mid Officials & Managers	1	10	40	3	5	2	—	3	38	—	8	3	113
Professionals	9	8	18	4	3	—	1	—	37	—	6	1	87
Technicians	1	—	—	—	—	—	—	—	—	—	—	—	1
Sales Workers	2	1	9	—	1	—	—	—	11	—	—	—	24
Administrative Support	1	9	1	—	1	—	—	—	6	2	1	1	22
Total	14	28	77	8	10	2	1	3	95	2	15	5	260
Previous Report Total	13	27	80	6	11	—	1	3	88	2	14	5	250

    Employee Culture. We regularly ask our employees to respond to engagement surveys to gather feedback on topics including teamwork, growth, job satisfaction, engagement and inclusion. This encourages open communication with employees and management, and tracks employee engagement over time.

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

    Also in 2023, we participated in Walmart Inc.’s “Fight Hunger. Spark Change.” campaign. For each purchase of participating Simply Good Foods’ Quest and Atkins products at Walmart during the campaign, we donated the monetary equivalent of at least one meal to Feeding America. Through this program, Simply Good Foods secured at least 500,000 meals for Feeding America. Additionally, we encourage and support our employees to give back to charities they are passionate about, and we match up to $100 of each employee’s donations.

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

In May 2024, we announced our partnership with the Boys and Girls clubs of metro Denver to create the Spark and Spoon project. This project will impact over 28,000 kids and teens across Denver, providing them with nutrition education, healthy lifestyle programs, culinary programs, healthy food boxes, field trips, and provide funding for a dedicated full time staff member to support the programs. In July of 2024, Simply Good Foods volunteers assisted with a cooking class, helping the kids learn vital food preparation skills such as chopping, measuring, and mixing as they created three special dishes and enjoyed the “art” of cooking.

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

We develop, market and sell products we believe have positive effects on health and compete in a market that relies on innovation and evolving consumer preferences. The packaged food industry in general, and the nutritional snacking industry in particular, is subject to changing consumer trends, demands and preferences and nutrition science is constantly evolving. Products, ingredients, or methods of eating once considered healthy may become disfavored by consumers, scientifically questioned or no longer be perceived as healthy.

Trends within the food industry change over time and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced consumer demand, shelf or retail space and price reductions, and could materially and adversely affect our business, financial condition and results of operations. Additionally, certain ingredients used in our products may become negatively perceived by consumers for a variety of reasons, resulting in reformulation of existing products to remove such ingredients, which may negatively affect the taste or other qualities of our products. Factors that may affect consumer perception of healthy products include dietary trends and attention to different nutritional aspects of foods, concerns regarding the health effects of specific ingredients and nutrients, regulations on certain ingredients, trends away from specific ingredients and processing in products and increasing awareness of the environmental and social effects of product production.

Consumer perceptions of the nutritional profile of our products and related eating practices may shift. Consumers may also no longer perceive products with fewer carbohydrates, higher levels of protein, higher levels of fat, or additional fiber or which contain alternative sweeteners as healthy or needed to achieve personal weight management, wellness, lifestyle, or fitness goals. Adverse messaging in the media, including social media, or within certain influencer communities, relating to the marketing of nutritional snacking products or weight-related dietary programs may adversely affect the overall consumer impression of certain products, programs or brands, which may materially and adversely affect our business. Approaches regarding nutritional approaches and healthy lifestyles are the subject of numerous studies and publications, often with differentiating views and opinions, some of which may be adverse to us. Conflicting scientific information on what constitutes good nutrition, or the benefits of certain dietary approaches may also materially and adversely affect our business. Our success depends, in part, on our ability to advance sound nutrition research and to anticipate the tastes and dietary habits of consumers and other consumer trends and to offer products with marketing that appeals to their needs and preferences on a timely and affordable basis. A change in consumer discretionary spending, due to inflationary pressures, economic downturn or other reasons may also materially and adversely affect our sales, and our business, financial condition and results of operations.

We may not be able to compete successfully in the highly competitive nutritional snacking industry.

Our business is committed to providing people a more nutritious way to eat. We compete in the nutritional snacking industry, which is included in the general snack foods industry. The nutritious snacking industry is large and intensely competitive. Competitive factors in the nutritional snacking industry include product quality, taste, texture, brand awareness among consumers, nutritional content, the sourcing and degree of processing of ingredients, innovation of “on-trend” snacks, variety of snacks offered, allergen profile, grocery aisle placement, access to retailer shelf space, price, advertising and promotion, product packaging and package design. We compete in this market against numerous multinational, regional and local companies principally based on our nutritional content, product taste and quality, our brand recognition and loyalty, marketing, advertising, price and the ability to satisfy specific consumer dietary needs. An increasing focus on macronutrient-focused products in the marketplace will likely increase these competitive pressures within the category in future periods.

Our competitors in the nutritional snacking industry include companies selling protein bars, chips, confections, shakes and nutritional supplements often with a focus on specific dietary approaches such as keto, paleo, vegan, gluten free, vegetarian and others. Views towards nutritional snacking, weight loss and management, and other nutritional approaches, are cyclical and trendy, with constantly changing consumer perceptions. Besides remaining competitive through the quality of our products and consumer perceptions of the effectiveness of a low-carb, low-sugar and protein-rich eating approach, both our brands must continue to be viewed favorably, or our business and reputation may be materially and adversely affected. If other nutritional approaches become more popular, or are generally perceived to be more effective, we may not be able to compete effectively. In addition, public opinion on the use of chronic weight management medication continues to shift significantly as the popularity of clinical solutions grows and more weight management medications are approved by the FDA. Moreover, the growing acceptance and use of medication to manage weight could negatively affect the demand for many types of food in general and our products. If the use of weight management medication becomes more popular and more widely used and we are unable to communicate effectively to consumers how our products can support achieving or maintaining their weight management goals, our business could be materially and adversely affected.

Some of our competitors have resources substantially greater than we have and market and sell brands that may be more widely recognized than our brands. Our current and potential competitors may offer products similar to our products, a wider range of products than we offer, and may offer such products at more competitive prices than we do. Local or regional markets often have significant additional competitors, many of whom offer products similar to ours and may have unique ties to regional or national retail chains. Any increased competition from new entrants into the nutritional snacking industry or any increased success by existing competition could cause reductions in our sales, require us to reduce our prices, or both, which could materially and adversely affect our business, financial condition and results of operations.

Our operations are dependent on a global supply chain and the effects of supply chain constraints and inflationary pressure on us, or our suppliers could adversely affect our operating results.

Our operations and the operations of our contract manufacturers have been, and may continue to be, affected by supply chain constraints and packaging, ingredient and labor challenges resulting in increased costs. The continuing uncertain economic environment, and macroeconomic and geopolitical events and trends may increase or prolong these risks. In addition, current or future governmental policies or regulations or the effects on certain ingredients resulting from climate change or regulations associated with combating climate change may increase the risk of further inflation, which could further increase the costs of ingredients, packaging and finished goods for our business. Similarly, if costs of goods and labor continue to increase, our suppliers may continue to seek price increases from us. These circumstances have resulted in negative effects on our results of operations. If we cannot mitigate the effect of supply chain constraints and inflationary pressure through price increases or cost saving measures, our results of operations and financial condition could be further negatively affected.

Even if we can raise the prices of our products, consumers might react negatively to these price increases, which could have a material adverse effect on, among other things, our brands, reputation, and sales. If our competitors maintain or lower their prices while we raise prices, we may lose customers or the purchase frequency of our products may slow, which would both adversely affect sales. Our profitability may be negatively affected by higher costs, inadequate pricing or a reduction in purchase frequencies of our products, which may negatively affect gross margins and sales. Even though we continue to work to alleviate supply chain constraints through various measures, we cannot predict the effect of these constraints on the timing of revenue and operating costs of our business in the near future. Supply chain challenges and supply chain constraints relating to ingredients, freight and packaging, including cost inflation, have negatively affected our gross margins and profitability in the past and may continue to have a negative effect on our future operating results and profitability. In addition, prolonged unfavorable economic conditions, including because of recession or slowed economic growth, labor strikes, or public health outbreaks, endemics or pandemics, may have an adverse effect on our sales and profitability.

If we cannot maintain or increase the prices of our products to cover elevated input costs, our margins may decrease.

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

Our success depends, largely, on our ability to implement our growth strategies effectively. However, we may fail to accomplish this. We expect to continue focusing on nutritional snacking and intend to add additional brands to our product portfolio, such as OWYN, which we acquired during fiscal year 2024. Our ability to expand successfully our nutritional snacking brands and other growth strategies depends on, among other things, our ability to identify, and successfully cater to, new demographics and consumer trends, develop new and innovative products, identify and acquire additional product lines and businesses, secure shelf space in grocery stores, wholesale clubs and other retailers, increase consumer awareness of our brands, enter into distribution and other strategic arrangements with third-party retailers and other potential distributors of our products, and compete with numerous other companies and products.

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

If we cannot identify and capture new audiences and demographics for our brands, our ability to integrate additional brands successfully will be adversely affected. We may also not succeed in evolving our advertising and other efforts to appeal to our target consumers. Accordingly, we may not be able to successfully implement our growth strategies, expand the number of our brands, or continue to maintain growth in our sales at our current rate, or at all. If we fail to implement our growth strategies or if we invest resources in growth strategies that ultimately prove unsuccessful, our sales and profitability may be negatively affected, which would materially and adversely affect our business, financial condition and results of operations.

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

Our results depend on our ability to drive revenue growth, in part, by maintaining and expanding the distribution channels for our products. Our ability to do so may be limited by an inability to secure new retailers or maintain or add shelf and retail space for our products. Shelf and retail space for nutritional snacks is limited and subject to competitive and other pressures. There can be no assurance that retailers will provide sufficient, or any, shelf space, nor that online retailers will provide online access to, or adequate product visibility on, their platform to enable us to meet our growth objectives.

Unattractive placement or pricing may put our products at a disadvantage compared to those of our competitors. Even if we obtain shelf space or preferable shelf placement, our new and existing products may fail to achieve the sales expectations set by our retailers, potentially causing these retailers to remove our products from their shelves. Additionally, an increase in the availability, quantity and quality of private label products in the product categories in which we compete could create more pressure for shelf space and placement for branded products within each such category, which could materially and adversely affect our sales.

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

We also consistently evaluate our product lines to determine whether to redesign or discontinue certain products. Redesigning or discontinuing products may increase our profitability but could reduce our sales and cause consumers to shop other brands. The reformulation or discontinuation of product lines may have an adverse effect on our business, financial condition and results of operations.

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

Pandemics, epidemics or disease outbreaks have in the past and may in the future disrupt our business, including, among other things, consumption and trade patterns, our supply chain and production processes, each of which could materially affect our operations, liquidity, financial condition and results of operations.

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

The spread of pandemics, epidemics or disease outbreaks such as COVID-19 may also disrupt our third-party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, contract manufacturers, distributors, and logistics and transportation services providers. For example, the operations of several of our contract manufacturers were affected by the COVID-19 pandemic’s effect on the availability of labor. Ports and other channels of entry may be closed or operate at only a portion of capacity, as workers may be prohibited or otherwise unable to report to work and means of transporting products within regions or countries may be limited for the same reason. Because of the COVID-19 pandemic, transport restrictions were put in place and global supply was constrained, each of which caused price increases or shortages of certain ingredients and raw materials used in our products. Further, our contract manufacturers’ ability to manufacture our products was, and may again in the future be, impaired by disruption to their employee staffing, procurement, manufacturing, or warehousing capabilities because of COVID-19 or similar outbreaks.

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

We negotiate the prices for large quantities of core ingredients, such as nuts, protein, fiber and packaging materials. Several ingredients are farmed or manufactured outside of the United States. Costs of ingredients and packaging are volatile and can fluctuate due to conditions difficult to predict, including global competition for resources, fluctuations in currency and exchange rates, weather conditions, the effects of climate change, natural or man-made disasters, consumer demand, geopolitical events, and changes in governmental trade and agricultural programs and environmental regulations affecting the production or manufacturing of ingredients and packaging. Volatility in the prices of the core ingredients and other supplies we purchase increased in recent fiscal years and, while these price increases have begun to moderate for some core ingredients and other supplies, we anticipate increases in the cost of certain core ingredients and supplies during fiscal year 2025.

We do not use hedges for availability of any core ingredients or packaging. Any material upward movement in core ingredient or packaging pricing could negatively affect our margins if we cannot find efficiencies or pass these costs on to our consumers. If we are unsuccessful in managing our ingredient and packaging costs, if we cannot increase our prices to cover increased costs or if such price increases reduce our sales volumes, then such increases in costs will materially and adversely affect our business, financial condition and results of operations.

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

The core ingredients used in manufacturing our products include nuts, protein and fiber. We rely on a limited number and in certain cases single third-party suppliers to provide these core ingredients, a portion of which are international companies. There may be a limited market supply of any of these core ingredients. Any disruption in supply could materially and adversely affect our business, particularly our profitability and margins. Events that adversely affect our suppliers could impair our ability to obtain core ingredient inventories in the quantities desired. Such events include problems with our suppliers’ businesses, finances, labor relations, sustainability concerns, evolving applicable environmental regulations, ability to import core ingredients, delays in imported core ingredients being processed through local customs, costs, production, insurance, reputation and weather conditions during growing, harvesting or shipping, including flood, drought, frost and earthquakes, man-made disasters or other catastrophic occurrences, and geopolitical events such as the continuing conflict between Ukraine and Russia.

Our financial performance depends largely on our ability to purchase core ingredients and packaging in sufficient quantities at competitive prices. We may not have continued supply, pricing or exclusive access to core ingredients and packaging from these sources. Any of our suppliers could discontinue or seek to alter their relationships with us. We may be adversely affected by increased demand for our specific core ingredients, a reduction in the overall supply of required core ingredients, suppliers raising their prices, and increases in the cost of packaging and distributing core ingredients. We may not be able to identify and qualify new suppliers of core ingredients promptly, which could adversely affect our ability to make timely deliveries of products. Additionally, we may be adversely affected if suppliers stop selling to us or enter into arrangements that impair their abilities to provide us with core ingredients and packaging.

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

A substantial amount of our sales are generated from a limited number of retailers. Sales to our largest retailer customer, Walmart Inc., represented approximately 31% of consolidated sales in fiscal year 2024, of which approximately 23% is through their mass retail channel and approximately 8% is through their Sam’s club and e-commerce channels. Sales to our next largest retailer, Amazon, represented approximately 18% of consolidated sales in fiscal year 2024. Although the composition of our significant retailers may vary from period to period, we expect most of our sales will continue to come from a relatively small number of retailers for the foreseeable future. These retailers may take actions that affect us for reasons we cannot anticipate or control, such as their financial condition, changes in their business strategy or operations, including their inability to meet their labor or other human capital needs, the perceived quality of their products and introducing competing products. There can be no assurance that Walmart or Amazon or our other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing.

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

For our U.S. operations, we utilize distribution centers in Greenfield, Indiana, Greenwood, Indiana, Romeoville, Illinois and Hackettstown, New Jersey. A substantial portion of our inventory is shipped directly to our retailers from these centers by a third-party logistics provider. Most of our other customers pick-up their orders at our distribution centers and arrange for delivery to their fulfillment network. A small percentage of our customers are shipped certain products directly from a co-manufacturing location. We rely significantly on the orderly operation of our distributions centers and logistics providers. If complications arise, a particular facility is damaged or destroyed or if either our third-party logistics partners or our customers who transport their own orders to their fulfillment network cannot meet their labor or other human capital needs for delivery drivers or other warehouse personnel or if trucking regulations affect current trucking norms (such as a shift to electric vehicles), our ability to deliver inventory timely or cost effectively could be significantly impaired, which could materially and adversely affect our business because of lost consumer purchases at retail thereby negatively affecting our operations.

We rely primarily on a single-sourced logistics provider for distribution and product shipments in the United States from our distribution centers. Our utilization of delivery services for shipments is subject to risks that may affect the ability to provide delivery services that adequately meet our shipping needs including increases in fuel prices, labor shortages, employee strikes and inclement weather. Occasionally, we may change third-party logistics providers and we could face logistical difficulties that could adversely affect deliveries. In addition, we could incur costs and expend resources in connection with such change and fail to obtain terms as favorable as those we currently receive.

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

As part of our strategic initiatives, we intend to pursue acquisitions or joint ventures, such as the OWYN Acquisition we completed during fiscal year 2024. Our acquisition strategy is based on identifying and acquiring brands with products that complement our existing products and identifying and acquiring brands in new categories and new geographies to expand our platform of nutritional snacks and potentially other food products. Although we regularly evaluate multiple acquisition candidates, we cannot be certain that we can successfully identify suitable acquisition candidates, negotiate acquisitions of identified candidates on favorable terms, or integrate acquisitions we complete.

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

We may not realize the expected benefits of the OWYN acquisition because of integration difficulties and other challenges.

We completed the OWYN Acquisition in June 2024. The success of the OWYN acquisition will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating OWYN’s business with our existing businesses. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of OWYN’s business include, among others:

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

We may not be able to maintain the levels of net sales, earnings or operating efficiency that each company had achieved historically or might achieve separately. In addition, we may not accomplish the integration of OWYN’s business smoothly, successfully or within the anticipated costs or timeframe. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.

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

Our products must comply with various rules and regulations, including those regarding product manufacturing, food safety, required testing, and appropriate labeling of our products. The FDA has not defined nutrient content claims regarding low-carbohydrates, but it has not objected to using net carbohydrate information on food labels if the label adequately explains how the term is used so it would not be false or misleading to consumers. The FDA requires all carbohydrates per serving to be listed on the Nutrition Facts Panel (“NFP”) of a package. Besides the information on the NFP, we often use the term “net carbohydrate” (or “net carbs”) on our existing product packaging. We determine the number of net carbs in a serving by subtracting fiber, and sugar alcohols if any, from the total carbohydrates listed on the NFP. It is possible that FDA regulations and/or their interpretations may materially change related to, for example, definitions of certain of our core ingredients, such as fiber, labeling requirements for describing other ingredients or nutrients, such as sugar alcohols or protein, or disclosures of any ingredient labeled as genetically modified (“GMO”). As such, there is a risk that our products could become non-compliant with the FDA’s regulations, and any such non-compliance could harm our business.

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

    As of August 31, 2024, we had approximately $400 million in outstanding term loan indebtedness and a revolving credit facility with availability of up to $75 million with no amounts drawn on that revolving credit facility. Our current and future debt level and the terms of our debt arrangements could materially and adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the credit facilities governing our indebtedness, we have granted the lenders a security interest in substantially all of our assets, including the assets of our subsidiaries and an affiliate.

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

Our indebtedness under our revolving credit facility bears interest at variable interest rates that use the Secured Overnight Financing Rate (“SOFR”) as a benchmark rate. SOFR is calculated based on short-term repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking. Given SOFR is a secured rate backed by government securities, it is a rate that does not take into account bank credit risk. SOFR is therefore less likely to correlate with the funding costs of financial institutions.

At this time, it is not possible to predict the effect of any establishment of alternative reference rates or any other reforms that may be enacted in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates, including SOFR, or other reforms may adversely affect the trading market for SOFR-based securities, including ours. As a result, our interest expense may increase, our ability to refinance some or all our existing indebtedness may be affected, and our available cash flow may be adversely affected.

We may need additional capital in the future, and it may not be available on acceptable terms or at all.

    We have historically relied upon cash generated by our operations to fund our operations and strategy. We may also need to access the debt and equity capital markets; however, these sources of financing may not be available on acceptable terms, or at all. Our ability to obtain additional financing will be subject to several factors, including market conditions, our operating performance, investor sentiment and our ability to incur additional debt in compliance with agreements governing our outstanding debt. These factors may make the timing, amount, terms or conditions of additional financing unattractive to us. If we cannot generate sufficient funds from operations or raise additional capital, our growth could be impeded.

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

In addition, more investors and other market professionals are expecting more detailed environmental, social and governance or ESG reporting from public companies of our size that are currently produced by public companies with human and financial resources that are greater than ours. Furthermore, the SEC has adopted rule changes, and the State of California has enacted legislation that would require us to include certain climate-related disclosures, including greenhouse gas emission data with third-party attestation and climate-related financial statement metrics in a note to their audited financial statements. These rules and legislation may require us to change our accounting policies, to alter our operational policies and to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or to restate our published financial statements. Such changes may have an adverse effect on our business, financial position and operating results, or cause an adverse deviation from our revenue and operating profit targets, which may negatively affect our financial results.

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

Our ability to successfully offer our products, grow our business and account for transactions in an appropriate and timely manner requires an effective planning and management process and certain other automated management and accounting systems. We have an integrated enterprise resource planning system and certain other automated management and accounting systems. We periodically update our operations and financial systems, procedures and controls; however, we still rely on certain manual processes and procedures that may not scale proportionately with our business growth. Our systems will continue to require automation, modifications and improvements to respond to current and future changes in our business. Failure to implement promptly appropriate internal systems, procedures and controls could materially and adversely affect our business, financial condition and results of operations.

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

    Adverse and uncertain economic conditions, such as those caused by the inflationary environment, geopolitical events and public health emergencies have, in the past affected, and, in the future, may affect distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, retailers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns and periods of high inflation, making it more difficult to sell our premium products. Due to the relative costs of our products, during economic downturns and periods of high inflation, it may be more difficult to convince consumers to switch to or continue to use our brands or convince new users to choose our brands without expensive sampling programs and price promotions. In addition, consumers may choose to purchase private-label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in their ordering in response to these conditions and seek to reduce their inventories. Our results of operations depend on, among other things, our ability to maintain and increase sales volume with our existing distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

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

Finally, our business could be negatively affected by changes in the U.S. and Canadian political environments, in particular. We operate primarily in the U.S. and Canada, and we ship a large number of products between the U.S. and Canada. Adverse changes to trade agreements, import or export regulations, customs duties or tariffs by either or both governments may have a negative effect on our business, financial conditions and results of operations.

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

Item 1B. Unresolved Staff Comments.

    None.

Item 1C. Cybersecurity

Overview and Leadership

Our enterprise risk management framework considers cybersecurity risk alongside other risks as part of our overall enterprise risk assessment process. As part of our enterprise risk management, we maintain a comprehensive information technology, data governance and cybersecurity program that leverages people, processes and technology, to support the effectiveness of our information technology systems and identify, prevent and mitigate information technology and data security risks. Our cybersecurity program is aligned to the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF). Our cybersecurity team utilizes a variety of tools, processes and outside resources to continue to evolve and maintain our cybersecurity program’s maturity across the elements of NIST CSF.

Our information security program is focused on detecting, identifying, defending against and mitigating the effect of cybersecurity risks to guard our information technology systems and protect the confidentiality, integrity, and availability of our information technology processes and data. Our Board of Directors is responsible for the oversight of cybersecurity risks, including through the delegation of certain cybersecurity oversight authority to the Audit Committee of the Board.

Our information security program also addresses cybersecurity risks associated with our use of third-party service providers. We use systems and processes designed to assess, identify and reduce the potential impact of a cybersecurity incident at any of our third-party service providers. We assess information security controls of certain of our third-party service providers as part of our third-party information technology risk due diligence, and we conduct third-party vulnerability analysis regularly.

Our information security function and management team is led by our Chief Information Officer, who has approximately 26 years of experience in the information technology area and reports to our Chief Financial Officer and our Director of Infrastructure and Controls. Our Director of Infrastructure and Controls has approximately 20 years of experience in the information technology area.

The information security team is responsible for monitoring, managing, assessing and mitigating cybersecurity risks and threats on a day-to-day basis and is responsible for improving and strengthening our cybersecurity environment. As discussed below, the information security team works with nationally recognized third parties and licenses various cybersecurity tools and products to assist with assessing and managing cybersecurity risks. The information security team regularly interacts and discusses cybersecurity matters with our Chief Financial Officer and a member of our Board who serves as the Board’s primary contact on cybersecurity matters as a part of our company-wide risk management system. The information security team has plans and processes in place to escalate certain cybersecurity issues to senior management and the Board or the Audit Committee, including to determine whether, when and how to publicly disclose any material cybersecurity event. In addition, we maintain insurance to help reduce our exposure from potential losses should a cybersecurity incident arise.

The information security team undertakes or engages in these practices and activities, among others, as part of the Company’s risk management system:

•updating of software and hardware (including firmware) for vulnerabilities and required patches;
•regular employee training and education to identify and avoid cybersecurity risks and threats;
•developing, implementing and testing incident response and information recovery plans to assess and respond to cybersecurity threats and incidents;
•collaborating with our internal audit function and other internal teams for testing cybersecurity controls and procedures;
•identifying and managing cybersecurity risks presented by third parties, including cybersecurity vendors, cybersecurity software and hardware providers, other vendors and customers, service providers and other parties with access to our systems and data; and the systems of third parties that could adversely affect our operations or business in the event of a cybersecurity incident affecting those third-party systems;
•overseeing threat intelligence systems and notification procedures; and
•maintaining technology solutions for cybersecurity prevention and defense, including outside firewalls, multi-factor authentication systems, separate intrusion prevention and detection systems, anti-virus and anti-malware products and remote access controls.

Use of Third Parties

We have engaged, and intend to continue to engage, nationally recognized third parties to assist us in assessing, among other things:

•emerging cybersecurity risks;
•threat identification;
•threat neutralization;
•cybersecurity environment testing;
•penetration testing;
•phishing and social engineering methods; and
•best practices for continued compliance and training.

When risks or threats are identified to us by a third party, the information security team is responsible for assessing the risk or threat and determining a course of action to mitigate the risk or neutralize the threat.

Effect of Cybersecurity Events

While no previous cybersecurity incidents have materially affected the Company, a cybersecurity incident could have a material effect on our results of operations and financial condition. As described above under “Item 1A-Risk Factors - Any inadequacy, failure or interruption of our information technology systems may harm our ability to effectively operate our business, and our business is subject to online security risks, including security breaches and identity theft,” a material cybersecurity incident could disrupt our business, lead to the loss of data or cause us to suffer financial and/or reputational damage, in addition to litigation or remediation costs or penalties.

Governance Overview

Our Board oversees cybersecurity risk through multiple methods. The Audit Committee of the Board has been delegated certain cybersecurity oversight responsibility and, among other things, receives quarterly updates and presentations from our Chief Information Officer regarding our cybersecurity environment, cybersecurity risks and threats, cybersecurity projects we have implemented and plan to implement and other cybersecurity developments. The chair of the Audit Committee reports to the full Board after each meeting. In addition, our information security team regularly interacts and discusses cybersecurity matters with a member of the Board who serves as the Board’s primary contact on cybersecurity matters as part of our company-wide risk management system. On a quarterly basis, the Board receives a Quarterly Enterprise Risk Assessment Update that typically includes content regarding Information Technology systems and cybersecurity.

Item 2. Properties.

    Our corporate headquarters is located at 1225 17th Street, Suite 1000, Denver, CO 80202. We lease this property, which occupies approximately 27,600 square feet. In addition, we lease or otherwise have rights to use office space and storage space in El Segundo, California, Broomfield, Colorado, Bentonville metro-area, Arkansas, and Naples, Florida. We also lease two distribution centers in Greenfield, Indiana. We utilize over 1.29 million square feet of floor space among our distribution centers. Having completed the OWYN Acquisition in June 2024, we are currently evaluating the OWYN brand’s warehouse operations and integration activities. For OWYN, we currently utilize a total of 200,000 square feet of floor space in four warehouses for finished goods which are located in Greenfield, Indiana, Greenwood, Indiana, Romeoville, Illinois and Hackettstown, New Jersey.

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

    As of October 18, 2024, there were 100,221,529 shares outstanding and 10 record holders of our common stock.

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

Issuer Purchases of Equity Securities

We adopted a $50.0 million stock repurchase program on November 13, 2018. On April 13, 2022, and October 21, 2022, we announced that our Board of Directors had approved the addition of $50.0 million and $50.0 million, respectively, to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $150.0 million. We did not repurchase any shares of our common stock under our stock repurchase program during the quarter ended August 31, 2024. As of August 31, 2024, approximately $71.5 million remained available under the stock repurchase program. Under the stock repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate us to acquire any specific number of shares or acquire shares over any specific period of time. We may suspend or discontinue the stock repurchase program at any time, and the stock repurchase program does not have an expiration date.

Performance Graph

    The following stock performance graph compares the cumulative total stockholder return over the last five fiscal years for (i) the Company’s common stock, (ii) the Standard & Poor’s 500 Index, and (iii) the Standard & Poor’s 500 Packaged Foods & Meats Index. The graph assumes the value of the investment in our common stock and each index was $100.00 on August 31, 2019, and assumes reinvestment of any dividends.

    The stock price performance below is not necessarily indicative of future stock price performance.

$300.00
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
August 31, 2019
August 29, 2020
August 28, 2021
August 27, 2022
August 26, 2023
August 31, 2024
The Simply Good Foods Company
S&P 500 Index
S&P 500 Packaged Foods & Meats Index

	Annual Return Percentage
	Fiscal Years Ending
Company Name / Index	August 31, 2019	August 29, 2020	August 28, 2021	August 27, 2022	August 26, 2023	August 31, 2024
The Simply Good Foods Company	$100.00	$85.69	$119.30	$106.34	$116.30	$106.01
S&P 500 Index	$100.00	$119.87	$154.09	$138.65	$149.99	$191.79
S&P 500 Packaged Foods & Meats Index	$100.00	$108.26	$107.98	$120.17	$114.91	$115.37

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

    Our fiscal year ends the last Saturday in August. Our fiscal year 2024 ended August 31, 2024, was a fifty-three week period. Our fiscal years 2023 and 2022 ended August 26, 2023, and August 27, 2022, respectively, were each fifty-two week periods. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three week fiscal periods for which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Saturday of each quarter (fourteenth Saturday of the fourth quarter, when applicable). Our fiscal quarters for fiscal 2024 ended on November 25, 2023, February 24, 2024, May 25, 2024, and August 31, 2024.

    Unless the context requires otherwise in this Report, the terms “we,” “us,” “our,” the “Company” and “Simply Good Foods” refer to The Simply Good Foods Company and its subsidiaries. In context, “Quest” may also refer to the Quest brand, “Atkins” may also refer to the Atkins brand, and “OWYN” may also refer to the OWYN brand. Atkins, Quest, OWYN, and the Simply Good logo are either registered trademarks or trademarks of the Company’s wholly owned subsidiary Simply Good Foods USA, Inc. or one of its affiliates in the United States and elsewhere. All rights are reserved.

Overview

    The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements, and other product offerings. The product portfolio we develop, market and sell consists primarily of protein bars, ready-to-drink (“RTD”) shakes, sweet and salty snacks and confectionery products marketed under the Quest, Atkins, and OWYN brand names. We believe Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities in the nutritional snacking space.

To that end, in June 2024, we completed the acquisition of Only What You Need, Inc., a plant-based protein food company, for a cash purchase price of approximately $280.0 million (subject to customary adjustments). For more information, please see “Liquidity and Capital Resources-OWYN Acquisition”.

    Our nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies and health-and-wellness trends: Quest for consumers seeking a variety of protein-rich foods and beverages that also limit sugars and simple carbs, Atkins for those following a low-carb lifestyle, and OWYN for those looking for a plant-based ready-to-drink protein shake offering. We distribute our products in major retail channels, primarily in North America, including grocery, club, and mass merchandise, as well as through e-commerce, convenience, specialty, and other channels. Our portfolio of nutritious snacking brands gives us a strong platform with which to introduce new products, expand distribution, and attract new consumers to our products.

Business Trends

    Our consolidated results of operations for the fiscal year ended August 31, 2024, were driven by volume, an additional week of activity with fiscal year 2024 having fifty-three weeks, and successfully completing the OWYN Acquisition; and the reversal of the unfavorable effects of higher raw material costs, higher co-manufacturing costs, and supply chain challenges including supply chain disruptions resulting from labor shortages and disruptions in ingredients in fiscal year 2023. For the fiscal year ended August 31, 2024, the Company benefited from lower ingredient and packaging costs which resulted in gross margin expansion compared to fiscal 2023. The Company continues to engage and have discussions with its contract manufacturers and logistics and transportation providers to have its cost structure reflect lower market prices. The Company is monitoring key ingredient inflation which may affect profitability; however we believe the Company's strategy and positioning will continue to drive profitable growth for our product offerings and growth within the growing nutritional snacking category.

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

Our Reportable Segment

For the fifty-three weeks ended August 31, 2024, following the OWYN Acquisition, we determined our operations are organized into two operating segments, Quest and Atkins, and OWYN, due to similar financial, economic and operating characteristics. The operating segments are also similar in the following areas: (a) the nature of the products; (b) the nature of the production processes; (c) the methods used to distribute products to customers, (d) the type of customer for the products, and (e) the nature of the regulatory environment. The Company also designed its organizational structure to support entity-wide business functions across brands, products, customers, and geographic regions. As a result, during the fifty-three weeks ended August 31, 2024, the Company determined its operations are organized into two operating segments, which were aggregated into one reporting segment. Previously, during the fifty-two weeks ended August 26, 2023, and August 27, 2022, we determined our operations were organized into one consolidated operating segment and reportable segment.

Key Financial Definitions

    Net sales. Net sales consist primarily of product sales less the cost of promotional activities, slotting fees and other sales credits and adjustments, including product returns.

    Cost of goods sold. Cost of goods sold consists primarily of the costs we pay to our contract manufacturing partners to produce the products sold. These costs include the purchase of raw ingredients, packaging, shipping and handling, warehousing, depreciation of warehouse equipment, and a tolling charge payable to the contract manufacturer. Cost of goods sold includes products provided at no charge as part of promotions and the non-food materials provided with customer orders.

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
•Depreciation and amortization. Depreciation and amortization expenses consist of expenses associated with the depreciation of fixed assets and capitalized leasehold improvements and amortization of intangible assets.

•Business Transaction Costs. Business transaction costs are comprised of transaction advisory fees, non-deferrable debt issuance costs, legal, due diligence, consulting, and accounting expenses associated with the OWYN Acquisition.

Results of Operations

    During the fifty-three weeks ended August 31, 2024, our net sales increased $88.6 million, or 7.1%, to $1,331.3 million compared to net sales of $1,242.7 million for the fifty-two weeks ended August 26, 2023, driven by Quest volume growth, an additional week of activity with fiscal year 2024 having 53 weeks, and the OWYN Acquisition, which more than offset continued softness in Atkins net sales. Gross profit and gross profit margin improved due to higher sales volumes and lower ingredient and packaging costs. We expect to see continued growth during fiscal year 2025 by building on our existing capabilities and strengthening the position of our brands in the marketplace. We will continue to invest in our business and improve our operating efficiencies as well as proceeding with the integration of OWYN.

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

    A discussion regarding our financial condition and results of operations for the fifty-three weeks ended August 31, 2024, compared to the fifty-two weeks ended August 26, 2023, is presented below. A discussion regarding our financial condition and results of operations for the fifty-two weeks ended August 26, 2023, compared to the fifty-two weeks ended August 27, 2022, can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended August 26, 2023, filed with the SEC on October 24, 2023.

Comparison of Results for the Fifty-Three Weeks Ended August 31, 2024, and the Fifty-Two Weeks Ended August 26, 2023

    The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	53-Weeks Ended	% of Net Sales	52-Weeks Ended	% of Net Sales
(In thousands)	August 31, 2024		August 26, 2023
Net sales	$1,331,321	100.0%	$1,242,672	100.0%
Cost of goods sold	819,755	61.6%	789,252	63.5%
Gross profit	511,566	38.4%	453,420	36.5%

Operating expenses:
Selling and marketing	143,929	10.8%	119,489	9.6%
General and administrative	129,699	9.7%	111,566	9.0%
Depreciation and amortization	16,917	1.3%	17,416	1.4%
Business transaction costs	14,524	1.1%	—	—%
Total operating expenses	305,069	22.9%	248,471	20.0%

Income from operations	206,497	15.5%	204,949	16.5%

Other income (expense):
Interest income	4,307	0.3%	1,144	0.1%
Interest expense	(26,029)	(2.0)%	(30,068)	(2.4)%
Gain (loss) on foreign currency transactions	267	—%	(344)	—%
Other expense	1,008	0.1%	11	—%
Total other income (expense)	(20,447)	(1.5)%	(29,257)	(2.4)%

Income before income taxes	186,050	14.0%	175,692	14.1%
Income tax expense	46,741	3.5%	42,117	3.4%
Net income	$139,309	10.5%	$133,575	10.7%

Other financial data:
Adjusted EBITDA (1)	$269,130	20.2%	$245,555	19.8%
(1)    Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales of $1,331.3 million represented an increase of $88.6 million, or 7.1%, for the fifty-three weeks ended August 31, 2024, compared to the fifty-two weeks ended August 26, 2023. The increase in net sales was primarily driven by Quest volume growth and the OWYN Acquisition, which contributed 2.4% of the increase, and partially offset by continued softness in Atkins net sales.

    Cost of goods sold. Cost of goods sold increased $30.5 million, or 3.9%, for the fifty-three weeks ended August 31, 2024, compared to the fifty-two weeks ended August 26, 2023. The cost of goods sold increase was primarily driven by higher sales volumes and the effect of the non-cash $3.2 million inventory step-up charge related to the OWYN Acquisition.

    Gross profit. Gross profit of $511.6 million increased $58.1 million, or 12.8%, for the fifty-three weeks ended August 31, 2024, compared to the fifty-two weeks ended August 26, 2023. Gross profit as a percentage of net sales was 38.4% for the fifty-three weeks ended August 31, 2024, an increase of 190 basis points from 36.5% of net sales for the fifty-two weeks ended August 26, 2023. The increase in gross profit margin was primarily driven by lower ingredient and packaging costs and was partially offset by the effect of the non-cash $3.2 million inventory step-up charge related to the OWYN Acquisition.

    Operating expenses. Operating expenses increased $56.6 million, or 22.8%, for the fifty-three weeks ended August 31, 2024, compared to the fifty-two weeks ended August 26, 2023, due to the following:

•Selling and marketing. Selling and marketing expenses increased $24.4 million, or 20.5%, for the fifty-three weeks ended August 31, 2024, compared to the fifty-two weeks ended August 26, 2023. The increase was primarily related to increased investments in marketing growth initiatives of $20.1 million and the OWYN Acquisition of $2.1 million.
•General and administrative. General and administrative expenses increased $18.1 million, or 16.3%, for the fifty-three weeks ended August 31, 2024, compared to the fifty-two weeks ended August 26, 2023. The increase was primarily attributable to an increase of $7.8 million of employee-related costs, $3.9 million in stock-based compensation expense, $3.7 million related to the OWYN Acquisition, higher executive transition costs, and higher corporate expenses and other costs.
•Depreciation and amortization. Depreciation and amortization expenses were $16.9 million and $17.4 million for the fifty-three weeks ended August 31, 2024, compared to the fifty-two weeks ended August 26, 2023, respectively.

•Business transaction costs. Business transaction costs were $14.5 million for the fifty-three weeks ended August 31, 2024, and were comprised of expenses related to the OWYN Acquisition, including $5.7 million of transaction advisory fees, $3.4 million of non-deferrable third-party financing costs incurred in connection with the 2024 Incremental Facility Amendment to the Credit Agreement (as defined below), and $5.4 million of legal, due diligence, accounting, and other costs.

    Interest income. Interest income increased $3.2 million or 276.5% to $4.3 million for the fifty-three weeks ended August 31, 2024, compared to $1.1 million of interest income for the fifty-two weeks ended August 26, 2023, primarily due to higher cash balances, the increase in interest rates, and other sources of interest income.

    Interest expense. Interest expense decreased $4.0 million for the fifty-three weeks ended August 31, 2024, compared to the fifty-two weeks ended August 26, 2023, primarily due to the effect of principal prepayments reducing the outstanding balance of the Term Facility (defined below) during a majority of the fiscal year prior to the incremental borrowing made in June 2024. Additionally, interest expense related to the amortization of deferred financing costs and debt discount decreased $0.7 million for the fifty-three weeks ended August 31, 2024, compared to the fifty-two weeks ended August 26, 2023. Interest expense is expected to increase in fiscal year 2025 as a result of the incremental borrowing to fund in part the OWYN Acquisition.

    Gain (loss) on foreign currency transactions. Foreign currency transactions resulted in an immaterial gain and an immaterial loss for the fifty-three weeks ended August 31, 2024, and August 26, 2023, respectively. The variance is attributable to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense increased $4.6 million for the fifty-three weeks ended August 31, 2024, compared to the fifty-two weeks ended August 26, 2023. The increase in our income tax expense is primarily driven by higher income from operations and changes in permanent differences.

    Net income. Net income was $139.3 million for the fifty-three weeks ended August 31, 2024, an increase of $5.7 million, compared to net income of $133.6 million for the fifty-two weeks ended August 26, 2023. Net income benefited from higher gross profit, including the benefit of the fifty-third week, higher interest income, and lower interest expense, and was partially offset by growth in marketing expenses, higher stock-based compensation expenses, business transaction costs related to the OWYN Acquisition, and higher income tax expense.

    Adjusted EBITDA. Adjusted EBITDA increased $23.6 million, or 9.6%, for the fifty-three weeks ended August 31, 2024, compared to the fifty-two weeks ended August 26, 2023, driven primarily by higher gross profit, including contribution from the OWYN Acquisition, partially offset by investments in growth initiatives and higher advertising costs. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Reconciliation of EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed as alternatives to net income as an indicator of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines EBITDA as net income or loss before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude the following items: stock-based compensation expense, executive transition costs, business transaction costs, inventory step-up, integration costs, term loan transaction fees, and other non-core expenses. The Company believes that EBITDA and Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors. Management of the Company uses EBITDA and Adjusted EBITDA to supplement net income because these measures reflect operating results of the on-going operations, eliminate items that are not directly attributable to the Company’s underlying operating performance, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics the Company’s management uses in its financial and operational decision making. The Company also believes that EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

    The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the fifty-three weeks ended August 31, 2024, and fifty-two weeks ended August 26, 2023:

	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 31, 2024	August 26, 2023
Net income	$139,309	$133,575
Interest income	(4,307)	(1,144)
Interest expense	26,029	30,068
Income tax expense	46,741	42,117
Depreciation and amortization	20,993	20,253
EBITDA	228,765	224,869
Stock-based compensation expense	18,421	14,480
Executive transition costs	3,871	3,390
Business transaction costs	14,524	—
Inventory step-up	3,226	—
Integration of OWYN	588	—
Term loan transaction fees	—	2,423
Other (1)	(265)	393
Adjusted EBITDA	$269,130	$245,555
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

    We had $132.5 million in cash as of August 31, 2024. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

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

On June 13, 2024, the Company entered into a sixth amendment (the “2024 Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $250.0 million. The terms of the incremental borrowing are the same as the terms of the outstanding borrowings under the Term Facility. The 2024 Incremental Facility Amendment was executed to partially finance the OWYN Acquisition. No amounts under the Term Facility were repaid as a result of the execution of the 2024 Incremental Facility Amendment.

    Effective as of the date of the 2024 Incremental Facility Amendment, the interest rate per annum for the Initial Term Loans is based on either:
i.A base rate equaling the higher of (a) the “prime rate,” (b) the federal funds effective rate plus 0.50%, or (c) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) applicable for an interest period of one month plus 2.50% plus (x) 1.50% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility; or

ii.SOFR plus a credit spread adjustment equal to 0.10% for one-month SOFR, 0.15% for up to three-month SOFR and 0.25% for up to six-month SOFR, subject to a floor of 0.50%, plus (x) 2.50% margin for the Term Loan or (y) 3.00% margin for the Revolving Credit Facility.

In connection with the closing of the 2024 Incremental Facility Amendment, the Company expensed $3.4 million of non-deferrable third-party financing costs through Business transaction costs and capitalized $1.2 million of third-party financing costs.

    The Simply Good Foods Company is not a borrower under the Credit Agreement and has not provided a guarantee of the Credit Agreement. Simply Good Foods USA, Inc., is the administrative borrower and certain other subsidiary holding companies are co-borrowers under the Credit Agreement. Each of our domestic subsidiaries that is not a named borrower under the Credit Agreement has provided a guarantee on a secured basis. As security for the payment or performance of the debt under the Credit Agreement, the borrowers and the guarantors have pledged certain equity interests in their respective subsidiaries and granted the lenders a security interest in substantially all of their domestic assets. All guarantors other than Quest Nutrition, LLC and Only What You Need, Inc. are holding companies with no assets other than their investments in their respective subsidiaries.

    The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all financial covenants as of August 31, 2024, and August 26, 2023, respectively.

    As of August 31, 2024, the outstanding balance of the Term Facility was $400.0 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended August 31, 2024. The outstanding balance of the Term Facility is due upon its maturity in March 2027. As of August 31, 2024, there were no amounts drawn against the Revolving Credit Facility.

OWYN Acquisition

On April 29, 2024, the Company’s wholly owned subsidiary, Simply Good Foods, USA, Inc. entered into a stock purchase agreement (the “Purchase Agreement”) to acquire Only What You Need, Inc. (“OWYN”), a plant-based protein food company (the “OWYN Acquisition”), for approximately $280.0 million. On June 13, 2024, pursuant to the Purchase Agreement, the Company completed the OWYN Acquisition by acquiring 100% of the equity interests for a cash purchase price at closing of $281.9 million, subject to certain customary post-closing adjustments. We acquired OWYN as a part of our vision to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements that will now offer plant-based products to a wider market of consumers.

The OWYN Acquisition was funded through a combination of incremental borrowings under our outstanding Term Facility, totaling $250.0 million, and cash on hand. Business transaction costs within the Consolidated Statements of Income and Comprehensive Income for the fifty-three weeks ended August 31, 2024, were $14.5 million, which included $5.7 million of transaction advisory fees, $3.4 million of non-deferrable third-party financing costs incurred in connection with the 2024 Incremental Facility Amendment to the Credit Agreement, and $5.4 million of legal, due diligence, accounting, and other costs.

Stock Repurchase Program

    On October 21, 2022, we announced that our Board of Directors had approved the addition of $50.0 million to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $150.0 million. The Company did not repurchase any shares of common stock during the fifty-three weeks ended August 31, 2024. During the fifty-two weeks ended August 26, 2023, the Company repurchased 546,346 shares of common stock at an average share price of $30.11 per share. During the fifty-two weeks ended August 27, 2022, the Company repurchased 1,720,520 shares of common stock at an average share price of $34.79 per share.

    As of August 31, 2024, approximately $71.5 million remained available for repurchases under our $150.0 million stock repurchase program. Refer to Note 12, Stockholders’ Equity of the Consolidated Financial Statements included in Item 8 of this Report for additional information related to our stock repurchase program.

Cash Flows

    The following table sets forth the major sources and uses of cash for the fifty-three weeks ended August 31, 2024, and August 26, 2023. A discussion regarding the major sources and uses of cash for the fifty-two weeks ended August 27, 2022, can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended August 26, 2023, filed with the SEC on October 24, 2023.

	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 31, 2024	August 26, 2023
Net cash provided by operating activities	$215,704	$171,117
Net cash used in investing activities	$(286,882)	$(12,188)
Net cash provided by (used in) financing activities	$115,901	$(138,532)

    Operating activities. Our net cash provided by operating activities increased $44.6 million to $215.7 million for the fifty-three weeks ended August 31, 2024, compared to $171.1 million for the fifty-two weeks ended August 26, 2023. The increase in cash provided by operating activities was primarily attributable to changes in working capital, comprised of changes in accounts receivable, net, inventories, prepaid expenses, accounts payable, and accrued expenses and other current liabilities, which are driven by the timing of payments and receipts and seasonal building of inventory. Changes in working capital provided cash of $21.3 million in the fifty-three weeks ended August 31, 2024, compared to $21.2 million of cash consumed in the fifty-two weeks ended August 26, 2023, an improvement of $42.5 million. Income from operations increased by $1.5 million to $206.5 million for the fifty-three weeks ended August 31, 2024, as compared to $204.9 million for the fifty-two weeks ended August 26, 2023.

    Investing activities. Our net cash used in investing activities was $286.9 million for the fifty-three weeks ended August 31, 2024, compared to $12.2 million for the fifty-two weeks ended August 26, 2023. The increase in cash used in investing activities was primarily due to the OWYN Acquisition of $280.4 million, net of cash acquired, as well as $5.7 million of purchases of property and equipment. The $12.2 million of net cash used in investing activities for the fifty-two weeks ended August 26, 2023, was primarily comprised of $11.6 million purchases of property and equipment.

    Financing activities. Our net cash provided by financing activities was $115.9 million for the fifty-three weeks ended August 31, 2024, compared to the net cash used by financing activities of $138.5 million for the fifty-two weeks ended August 26, 2023. Net cash provided by financing activities for the fifty-three weeks ended August 31, 2024, primarily consisted of $250.0 million of proceeds from the 2024 Incremental Facility Amendment in conjunction with the OWYN Acquisition, partially offset by $135.0 million in principal payments on the Term Facility. Net cash used in financing activities for the fifty-two weeks ended August 26, 2023, primarily consisted of $121.5 million in principal prepayments on the Term Facility and $16.4 million in repurchases of common stock.

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

    Revenue is measured as the amount of consideration expected to be received in exchange for fulfilled product orders, including estimates of variable consideration. The most common forms of variable consideration include trade promotions, such as consumer incentives, coupon redemptions and other marketing activities, allowances for unsaleable product, and any additional amounts where a distinct good or service cannot be identified or the value cannot be reasonably estimated. Estimates of variable consideration are made using various information including historical data on performance of similar trade promotional activities, market data from IRI, and our best estimate of current activity. Revisions can include changes for consideration paid to customers that lack sufficient evidence to support a distinct good or service assertion, or for which a reasonably estimable fair value cannot be determined, primarily related to our assessments of cooperative advertising programs. We review these estimates regularly and make revisions as necessary. Uncertainties related to the estimate of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. Adjustments to variable consideration have historically been insignificant.

    Although some payment terms may be longer, the majority of our payment terms are less than 60 days. As a result, we do not have any material significant payments’ terms as payment is received shortly after the time of sale.

    While our revenue recognition does not involve significant judgment, it represents a key accounting policy.

Trade Promotions

    We offer trade promotions through various programs to customers and consumers. Trade promotions include discounts, rebates, slotting and other marketing activities. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires management to make estimates regarding the volume of incentive that will be redeemed and their total cost. These estimates are made using various information including historical data on the performance of similar trade promotional activities, market data from IRI, and the Company’s best estimates of current activity. Our consolidated financial statements could be materially affected if the actual promotion rates are different from the estimated rates.

    As of August 31, 2024, and August 26, 2023, the allowance for trade promotions was $36.3 million and $28.8 million, respectively. Differences between estimated expense and actual redemptions are recognized as a change in management estimate in a subsequent period. These differences have historically been insignificant.

Business Combination

On June 13, 2024, we completed the OWYN Acquisition for a cash purchase price of approximately $280.0 million, subject to certain customary post-closing adjustments. The OWYN Acquisition was accounted for using the acquisition method of accounting prescribed by Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), whereby the results of operations, including the revenues and earnings of OWYN, are included in the financial statements from the date of acquisition. Additionally, assets acquired and liabilities assumed were recognized at their fair values based on widely accepted valuation techniques in accordance with ASC Topic 820, Fair Value Measurements, as of the closing date. Significant judgment is required to determine the fair value of certain tangible and intangible assets. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date. We expect to complete the final fair value determination of the assets acquired and liabilities assumed as soon as practicable within the measurement period, but not to exceed one year from the acquisition date.

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

For the fifty-three weeks ended August 31, 2024, following the OWYN Acquisition, we determined our operations are organized into two operating segments, Quest and Atkins, and OWYN, which are aggregated into one reporting segment, due to similar financial, economic and operating characteristics. The operating segments are also similar in the following areas: (a) the nature of the products; (b) the nature of the production processes; (c) the methods used to distribute products to customers, (d) the type of customer for the products, and (e) the nature of the regulatory environment. The Company also designed its organizational structure to support entity-wide business functions across brands, products, customers, and geographic regions. Previously, during the fifty-two weeks ended August 26, 2023, and August 27, 2022, we determined our operations were organized into one, consolidated operating segment and reportable segment.
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

    During fiscal year 2024, we performed a qualitative assessment in the fiscal third quarter that indicated potential indicators of impairment for the Atkins brand indefinite lived intangible asset. However, based on our quantitative assessment, the asset had an excess fair value well over its respective carrying value, resulting in no impairment. As of the date of our annual impairment assessment, which is the first day of the fourth fiscal quarter, in fiscal years 2024, 2023 and 2022, we performed qualitative assessments of goodwill and indefinite-lived intangible assets. The qualitative assessments did not identify indicators of impairment, and it was determined that it was more likely than not each reporting unit and indefinite-lived intangible had fair values in excess of their carrying values. Accordingly, no further impairment assessment was necessary, and no impairment charges related to goodwill or indefinite-lived intangibles were recognized in the fifty-three weeks ended August 31, 2024, or the fifty-two weeks ended August 26, 2023, or August 27, 2022. Additionally, we determined there was not a material risk of impairments as of the date of the most recent assessment.

    We also have intangible assets that have determinable useful lives, consisting primarily of customer relationships, proprietary recipes and formulas, licensing agreements, and software and website development costs. Costs of these finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are tested for impairment when events or circumstances indicated that the carrying amount may not be recoverable. For the fifty-three weeks ended August 31, 2024, and the fifty-two weeks ended August 26, 2023, and August 27, 2022, we did not identify indicators of impairment related to our finite-lived intangible assets, and as such there were no impairments recorded related to finite-lived intangible assets. We also determined that there was no material risk of intangible impairments related to our finite-lived intangible assets as of the date of the most recent assessments.

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

Warrant Liability

    During the fifty-two weeks ended August 27, 2022, we had outstanding Private Warrants that allowed holders to purchase 6,700,000 shares of our common stock. Such Private Warrants were held by Conyers Park Sponsor, LLC (“Conyers Park”), a related party. Each whole warrant entitled the holder to purchase one share of our common stock at a price of $11.50 per share. On January 7, 2022, Conyers Park elected to exercise the Private Warrants in full on a cashless basis, resulting in a net issuance of 4,830,761 shares of our common stock. As a result of the cashless exercise on January 7, 2022, there were no outstanding Private Warrants as of August 31, 2024, or August 26, 2023.

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

    Supply chain costs and inflation. We are exposed to risks associated with changes in the costs of our raw materials as well as changes to our supply and distribution costs. While inflation may affect our revenue and cost of products, we believe the effects of inflation on our results of operations and financial condition have not been significant during the fifty-three weeks ended August 31, 2024, as compared to prior fiscal periods. While the Company is monitoring key ingredient inflation, which may affect profitability, we believe the Company's strategy and positioning will continue to drive profitable growth for our product offerings and growth within the growing nutritional snacking category. However, there can be no assurance that results of operations and financial condition will not be materially impacted by inflation in the future. Refer to Item 1A, Risk Factors, for additional discussion of our risks associated with the costs of our raw materials, our supply chain, and inflation.

    Interest rate risk. We are subject to interest rate risk in connection with borrowing based on a variable interest rate. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, while not currently used, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. As of August 31, 2024, the outstanding balance of the Term Facility was $400.0 million. Based on the amount outstanding of the Term Facility at the end of fiscal year 2024, a 1% increase in interest rates would increase our annual interest expense by approximately $4.0 million.

    Foreign currency risk. We are exposed to changes in currency rates as a result of investments in foreign operations and revenue generated in currencies other than the U.S. Dollar. Revenue and profit generated by international operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. Historically, our foreign currency risk has primarily related to our operations in Canada and Australia.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Simply Good Foods Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Simply Good Foods Company and subsidiaries (the "Company") as of August 31, 2024, and August 26, 2023, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for the fifty-three weeks ended August 31, 2024, the fifty-two weeks ended August 26, 2023, and August 27, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2024, and August 26, 2023, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition — Trade Promotions — Refer to Note 2 to the consolidated financial statements

Critical Audit Matter Description

The Company offers trade promotions through various programs to customers and consumers. Trade promotions include discounts, rebates, slotting, and other marketing activities. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires the Company to make estimates regarding the volume of incentives that will be redeemed and their total cost. These estimates are made using various information including historical data on performance of similar trade promotional activities, and the Company's best estimates of current activity.

We identified the allowance for trade promotions related to manufacturer charge-backs as a critical audit matter because management’s estimate of the expected future promotional claims is subjective and requires a high degree of judgment. Auditing management’s assumptions and judgments used in determining the allowance for trade promotions related to manufacturer charge-backs as of August 31, 2024, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our auditing procedures over the allowance for trade promotions related to manufacturer charge-backs included the following, among others:

•We tested the design, implementation and operating effectiveness of internal controls over the allowance for trade promotions.
•For a selection of allowances for trade promotions recorded as of August 31, 2024, we:
◦Confirmed contract terms directly with the customer.
◦Agreed contract terms from the accounting records to the promotion agreement with the customer and verified the promotion period was prior to September 1, 2024.
◦Evaluated the appropriateness of the year-end trade accrual estimate using historical data on performance of similar trade promotional activities and subsequent customer activity.
•We evaluated management’s ability to estimate promotional claims incurred, but not yet received for potential management bias by comparing historical promotional claims received to management’s estimates of the claims to be received.
•For a selection of customer promotional claims unresolved as of August 31, 2024, we compared that amount to the August 31, 2024, allowance for promotions balance and traced the resolved deduction to an approved trade promotion.
•For a selection of customer promotional claims resolved after August 31, 2024, we compared that amount to the August 31, 2024, allowance for promotions balance and traced the resolved deduction to an approved trade promotion.

Business Combination - Only What You Need, Inc. - Valuation of Brand Intangible Asset - Refer to Note 3 to the consolidated financial statements

Critical Audit Matter Description

The Company completed the acquisition of Only What You Need, Inc. (“OWYN”) for approximately $280 million on June 13, 2024. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including the indefinite lived brand intangible asset of $223 million. The fair value of the indefinite lived brand intangible asset was estimated using the multi-period excess earnings method of the income approach, wherein the net earnings attributable to the asset are isolated from “contributory” assets in order to estimate the cash flows solely attributable to the asset over its remaining economic life.

Given the fair value determination of the indefinite lived brand intangible asset for Only What You Need, Inc. requires management to make significant estimates and assumptions related to the selection of the long-term growth rate and discount rate, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgement and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our auditing procedures related to the selection of long-term growth rate and discount rate included the following, among others:

•We tested the design, implementation and operating effectiveness of internal controls related to the Company’s assumptions related to the selection of the long-term growth rate and discount rate.
•We obtained an understanding of management’s key assumptions in developing the long-term growth rate and discount rate.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies and the selection of the long-term growth rate and discount rate by:
◦Testing the source information underlying the determination of the long-term growth rate and comparing the significant assumptions used by management to current industry and economic trends.
◦Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Denver, Colorado
October 29, 2024

We have served as the Company’s auditor since 2019.

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	August 31, 2024	August 26, 2023
Assets
Current assets:
Cash	$132,530	$87,715
Accounts receivable, net	150,721	145,078
Inventories	142,107	116,591
Prepaid expenses	5,730	6,294
Other current assets	9,192	15,974
Total current assets	440,280	371,652

Long-term assets:
Property and equipment, net	24,830	24,861
Intangible assets, net	1,336,466	1,108,119
Goodwill	591,687	543,134
Other long-term assets	42,881	49,318
Total assets	$2,436,144	$2,097,084

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$58,559	$52,712
Accrued interest	265	1,940
Accrued expenses and other current liabilities	49,791	35,062
Current maturities of long-term debt	—	143
Total current liabilities	108,615	89,857

Long-term liabilities:
Long-term debt, less current maturities	397,485	281,649
Deferred income taxes	166,012	116,133
Other long-term liabilities	36,546	38,346
Total liabilities	708,658	525,985
See commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 102,515,315 and 101,929,868 issued at August 31, 2024 and August 26, 2023, respectively	1,025	1,019
Treasury stock, 2,365,100 shares and 2,365,100 shares at cost at August 31, 2024 and August 26, 2023, respectively	(78,451)	(78,451)
Additional paid-in-capital	1,319,686	1,303,168
Retained earnings	487,265	347,956
Accumulated other comprehensive loss	(2,039)	(2,593)
Total stockholders’ equity	1,727,486	1,571,099
Total liabilities and stockholders’ equity	$2,436,144	$2,097,084

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except share and per share data)

	53-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	August 31, 2024	August 26, 2023	August 27, 2022
Net sales	$1,331,321	$1,242,672	$1,168,678
Cost of goods sold	819,755	789,252	723,117
Gross profit	511,566	453,420	445,561

Operating expenses:
Selling and marketing	143,929	119,489	121,685
General and administrative	129,699	111,566	103,832
Depreciation and amortization	16,917	17,416	17,285
Business transaction costs	14,524	—	—
Total operating expenses	305,069	248,471	242,802

Income from operations	206,497	204,949	202,759

Other income (expense):
Interest income	4,307	1,144	15
Interest expense	(26,029)	(30,068)	(21,881)
(Loss) in fair value change of warrant liability	—	—	(30,062)
Gain (loss) on foreign currency transactions	267	(344)	191
Other income (expense)	1,008	11	(453)
Total other income (expense)	(20,447)	(29,257)	(52,190)

Income before income taxes	186,050	175,692	150,569
Income tax expense	46,741	42,117	41,995
Net income	$139,309	$133,575	$108,574

Other comprehensive income:
Foreign currency translation, net of reclassification adjustments	554	(642)	(1,133)
Comprehensive income	$139,863	$132,933	$107,441

Earnings per share:
Basic	$1.39	$1.34	$1.10
Diluted	$1.38	$1.32	$1.08
Weighted average shares outstanding:
Basic	99,929,196	99,442,046	98,754,913
Diluted	101,281,888	100,880,079	100,589,156

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	53-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	August 31, 2024	August 26, 2023	August 27, 2022
Operating activities
Net income	$139,309	$133,575	$108,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,993	20,253	19,299
Amortization of deferred financing costs and debt discount	2,037	2,763	2,559
Stock compensation expense	18,421	14,480	11,697
Loss in fair value change of warrant liability	—	—	30,062
Estimated credit (recoveries) losses	(150)	315	601
Unrealized (gain) loss on foreign currency transactions	(267)	344	(191)
Deferred income taxes	8,366	10,590	11,789
Amortization of operating lease right-of-use asset	6,991	6,729	6,620
Gain on lease termination	—	—	(30)
Other	988	567	681
Changes in operating assets and liabilities:
Accounts receivable, net	9,129	(13,374)	(21,796)
Inventories	13,726	8,169	(29,508)
Prepaid expenses	1,164	(1,306)	(138)
Other current assets	4,957	6,837	(11,739)
Accounts payable	(15,450)	(9,510)	2,878
Accrued interest	(1,675)	1,780	100
Accrued expenses and other current liabilities	12,730	(5,223)	(15,283)
Other assets and liabilities	(5,565)	(5,872)	(5,536)
Net cash provided by operating activities	215,704	171,117	110,639
Investing activities
Purchases of property and equipment	(5,743)	(11,585)	(5,232)
Issuance of note receivable	—	—	(2,400)
Acquisition of business, net of cash acquired	(280,409)	—	—
Investments in intangible assets and other assets	(730)	(603)	(524)
Net cash used in investing activities	(286,882)	(12,188)	(8,156)
Financing activities
Proceeds from option exercises	4,293	5,247	4,343
Tax payments related to issuance of restricted stock units	(5,048)	(2,859)	(3,660)
Repurchase of common stock	—	(16,448)	(59,858)
Payments on finance lease obligations	(145)	(278)	(313)
Principal payments of long-term debt	(135,000)	(121,500)	(50,000)
Proceeds from issuance of long-term debt	250,000	—	—
Cash received on repayment of note receivable	3,000	—	—
Deferred financing costs	(1,199)	(2,694)	(544)
Net cash provided by (used in) financing activities	115,901	(138,532)	(110,032)
Net increase (decrease) in cash	44,723	20,397	(7,549)
Effect of exchange rate on cash	92	(176)	(302)
Cash at beginning of period	87,715	67,494	75,345
Cash at end of period	$132,530	$87,715	$67,494

	53-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	August 31, 2024	August 26, 2023	August 27, 2022
Supplemental disclosures of cash flow information
Cash paid for interest	$25,667	$25,511	$19,222
Cash paid for taxes	$33,245	$27,411	$49,181
Non-cash investing and financing transactions
Non-cash additions to property and equipment	$191	$178	$743
Non-cash additions to intangible assets and other assets	$116	$26	$86
Issuance of common stock in extinguishment of warrant liabilities	$—	$—	$189,897
Operating lease right-of-use assets recognized in exchange for lease liabilities	$2,066	$289	$6,872
Non-cash credits for repayment of note receivable	$740	$395	$—

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, August 28, 2021	95,882,908	$959	98,234	$(2,145)	$1,085,001	$105,807	$(818)	$1,188,804
Net income	—	—	—	—	—	108,574	—	108,574
Stock-based compensation	—	—	—	—	11,697	—	—	11,697
Foreign currency translation adjustments	—	—	—	—	—	—	14	14
Reclassification adjustment for currency translation gains related to the liquidation of foreign entities	—	—	—	—	—	—	(1,147)	(1,147)
Repurchase of common stock	—	—	1,720,520	(59,858)	—	—	—	(59,858)
Warrant conversion	4,830,761	48	—	—	189,849	—	—	189,897
Shares issued upon vesting of restricted stock units	256,374	3	—	—	(3,663)	—	—	(3,660)
Exercise of options to purchase common stock	352,791	3	—	—	4,340	—	—	4,343
Balance, August 27, 2022	101,322,834	$1,013	1,818,754	$(62,003)	$1,287,224	$214,381	$(1,951)	$1,438,664
Net income	—	—	—	—	—	133,575	—	133,575
Stock-based compensation	—	—	—	—	13,562	—	—	13,562
Foreign currency translation adjustments	—	—	—	—	—	—	(642)	(642)
Repurchase of common stock	—	—	546,346	(16,448)	—	—	—	(16,448)
Shares issued upon vesting of restricted stock units	210,718	2	—	—	(2,861)	—	—	(2,859)
Exercise of options to purchase common stock	396,316	4	—	—	5,243	—	—	5,247
Balance, August 26, 2023	101,929,868	$1,019	2,365,100	$(78,451)	$1,303,168	$347,956	$(2,593)	$1,571,099
Net income	—	—	—	—	—	139,309	—	139,309
Stock-based compensation	—	—	—	—	17,279	—	—	17,279
Foreign currency translation adjustments	—	—	—	—	—	—	554	554
Shares issued upon vesting of restricted stock units	328,568	3	—	—	(5,051)	—	—	(5,048)
Exercise of options to purchase common stock	256,879	3	—	—	4,290	—	—	4,293
Balance, August 31, 2024	102,515,315	$1,025	2,365,100	$(78,451)	$1,319,686	$487,265	$(2,039)	$1,727,486

See accompanying Notes to the Consolidated Financial Statements

Notes to Consolidated Financial Statements
(In thousands, except for share and per share data)

1. Nature of Operations and Principles of Consolidation

Description of Business

    The Simply Good Foods Company (“Simply Good Foods” or the “Company”) is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements, and other product offerings. The product portfolio the Company develops, markets and sells consists primarily of protein bars, ready-to-drink (“RTD”) shakes, sweet and salty snacks and confectionery products marketed under the Quest, Atkins, and OWYN brand names. Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities in the nutritional snacking space.

On April 29, 2024, the Company entered into a stock purchase agreement (the “Purchase Agreement”) to acquire Only What You Need, Inc. (“OWYN”), a plant-based protein food company (the “OWYN Acquisition”), for approximately $280.0 million. On June 13, 2024, pursuant to the Purchase Agreement, the Company completed the OWYN Acquisition by acquiring 100% of the equity interests for a cash purchase price at closing of $281.9 million, subject to certain customary post-closing adjustments.

    The Company’s nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies and health-and-wellness trends: Quest for consumers seeking a variety of protein-rich foods and beverages that also limit sugars and simple carbs, Atkins for those following a low-carb lifestyle and OWYN for those looking for plant-based alternatives. The Company distributes its products in major retail channels, primarily in North America, including grocery, club, and mass merchandise, as well as through e-commerce, convenience, specialty, and other channels. The Company’s portfolio of nutritious snacking brands gives it a strong platform with which to introduce new products, expand distribution, and attract new consumers to its products.

    The common stock of Simply Good Foods is listed on the Nasdaq Capital Market under the symbol “SMPL.”

Basis of Presentation

    The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The Company maintains its accounting records on a 52/53-week fiscal year, ending on the last Saturday in August.

    The financial information presented within the Company’s consolidated financial statements has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial statements include Consolidated Balance Sheets for the periods ended August 31, 2024, and August 26, 2023. The remaining financial statements include the fifty-three weeks ended August 31, 2024, the fifty-two weeks ended August 26, 2023, and the fifty-two weeks ended August 27, 2022.

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

Business Combination

On June 13, 2024, pursuant to the Purchase Agreement, the Company completed the OWYN Acquisition by acquiring 100% of the equity interests for a cash purchase price at closing of $281.9 million, subject to certain customary post-closing adjustments. The OWYN Acquisition was accounted for using the acquisition method of accounting prescribed by Accounting Standard Codification ("ASC") Topic 805, Business Combinations (“ASC 805”), whereby the results of operations, including the revenues and earnings of OWYN, are included in the financial statements from the date of acquisition. Additionally, assets acquired and liabilities assumed were recognized at their fair values based on widely accepted valuation techniques in accordance with ASC Topic 820, Fair Value Measurements, as of the closing date. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date. The Company expects to complete the final fair value determination of the assets acquired and liabilities assumed as soon as practicable within the measurement period, but not to exceed one year from the acquisition date.

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

    Charges related to credit (recoveries) losses on accounts receivables from transactions with external customers were approximately $(0.1) million, $0.7 million, and $0.1 million for the fifty-three weeks ended August 31, 2024, the fifty-two weeks ended August 26, 2023, and August 27, 2022, respectively. As of August 31, 2024, and August 26, 2023, the allowance for doubtful accounts was $0.7 million and $1.9 million, respectively.

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

    Inventories, as presented with the Consolidated Balance Sheets, is summarized as follows:

(In thousands)	August 31, 2024	August 26, 2023
Finished goods	$120,914	$111,761
Raw materials	22,940	6,512
Reserve for obsolete inventory	(1,747)	(1,682)
Total inventories	$142,107	$116,591

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

    The Company performs impairment tests for Property and equipment, net when circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment in the fifty-three weeks ended August 31, 2024, August 26, 2023, or August 27, 2022.

Goodwill and Intangible Assets, Net

    Goodwill and Intangible assets, net result primarily from the consummation of the business combination between Conyers Park Acquisition Corp. and NCP-ATK Holdings, Inc. on July 7, 2017, which created the Company, and the acquisitions of Quest and OWYN. Intangible assets primarily includes brands and trademarks with indefinite lives and customer-related relationships with finite lives. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including customer-related intangible assets and trademarks, with any remaining purchase price recorded as Goodwill.

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

    During the third quarter of the fiscal year ended August 31, 2024, the Company conducted a qualitative impairment assessment in the fiscal third quarter that identified potential indicators of impairment for the Atkins brand indefinite lived intangible asset. Accordingly, the Company proceeded to conduct a quantitative impairment assessment over the asset. Based on our testing, the asset had an excess fair value well over its respective carrying value, resulting in no impairment. During the fifty-three weeks ended August 31, 2024, the Company performed qualitative impairment assessments for its indefinite-lived intangible assets as of the first day of the fourth fiscal quarter. The qualitative assessment did not identify indicators of impairment, and it was determined that it was more likely than not each indefinite-lived intangible asset had fair values in excess of their carrying values. Accordingly, no further impairment assessments were necessary. There were no impairment charges related to indefinite-lived intangibles recognized in the fifty-three weeks ended August 31, 2024, August 26, 2023, or August 27, 2022, respectively. Refer to Note 5, Goodwill and Intangibles for additional information regarding the Company’s reporting units and impairment assessments.

    Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described in the “Property and Equipment, Net” significant accounting policy.

Deferred Financing Costs and Debt Discounts

    Costs incurred in obtaining long-term financing paid to parties other than creditors are considered a deferred financing cost, which are presented net against Long-term debt, less current maturities on the balance sheet, and are amortized over the terms of the long-term financing agreements using the effective-interest method.. Amounts paid to creditors are recorded as a reduction in the proceeds received by the creditor and are considered a discount on the issuance of debt.

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

    During the fifty-two weeks ended August 27, 2022, the Company had outstanding liability-classified private warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock (the “Private Warrants”). Such Private Warrants were held by Conyers Park Sponsor, LLC (“Conyers Park”), a related party. Each whole warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. On January 7, 2022, Conyers Park elected to exercise the Private Warrants in full on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result of the cashless exercise on January 7, 2022, there were no outstanding liability-classified Private Warrants as of August 31, 2024, or August 26, 2023.

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

    Revenue is measured as the amount of consideration expected to be received in exchange for fulfilled product orders, including estimates of variable consideration. The most common forms of variable consideration include trade promotions, such as consumer incentives, coupon redemptions and other marketing activities, allowances for unsaleable product, and any additional amounts where a distinct good or service cannot be identified or the value cannot be reasonably estimated. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires management to make estimates regarding the volume of incentive that will be redeemed and their total cost. As of August 31, 2024, and August 26, 2023, the allowance for trade promotions was $36.3 million and $28.8 million, respectively.

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

Shipping and Handling Costs

    Shipping and handling costs include costs paid to third-party warehouse operators associated with delivering product to customers and depreciation and amortization of company-owned assets at the third-party warehouse. Shipping and handling costs are recognized in Cost of goods sold. Costs relating to products shipped to customers were $93.5 million, $89.2 million, and $91.7 million for the fifty-three weeks ended August 31, 2024, and the fifty-two weeks ended August 26, 2023, and August 27, 2022, respectively.

Advertising Costs

    Production costs related to television commercials are expensed when first aired. All other advertising costs are expensed when incurred or when the advertising service is received through Selling and marketing. Total advertising costs were $103.0 million, $79.2 million, and $84.3 million for the fifty-three weeks ended August 31, 2024, and the fifty-two weeks ended August 26, 2023, and August 27, 2022, respectively.

    Production costs related to television commercials not yet aired and prepaid advertising services not yet received are included in Prepaid expenses in the accompanying Consolidated Balance Sheets. As of August 31, 2024, and August 26, 2023, total prepaid advertising expenses were $1.0 million and $1.8 million, respectively.

Research and Development Activities

    The Company’s research and development activities primarily consist of generating and testing new product concepts, new flavors and packaging. The Company expenses research and development costs as incurred related to compensation, facility costs, consulting, and supplies. Research and development activities are primarily internal and associated costs are included in General and administrative. The Company’s total research and development expenses were $5.4 million, $4.3 million, and $4.1 million for the fifty-three weeks ended August 31, 2024, and the fifty-two weeks ended August 26, 2023, and August 27, 2022, respectively.

Share-Based Compensation

    The Company uses share-based compensation, including stock options, restricted stock units, performance stock units, and stock appreciation rights, to provide long-term performance incentives for its employees, directors, and consultants. Share-based compensation is recognized on a straight-line basis over the requisite service period of the award based on their grant-date fair value. Forfeitures are recognized as they occur. Employee related Share-based compensation expense is included in General and administrative, while Share-based compensation expense related to non-employee consultants of the Company is recorded in Selling and marketing.

Defined Contribution Plan

    The Company sponsors defined contribution plans to provide retirement benefits to its employees. The Company’s 401(k) plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions are made in cash. Expense associated with defined contribution plans was $1.6 million, $1.4 million, and $1.1 million for the fifty-three weeks ended August 31, 2024, and the fifty-two weeks ended August 26, 2023, and August 27, 2022, respectively.

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

3. Business Combination

On April 29, 2024, the Company’s wholly owned subsidiary, Simply Good Foods, USA, Inc. entered into a stock purchase agreement (the “Purchase Agreement”) to acquire Only What You Need, Inc. (“OWYN”), a plant-based protein food company (the “OWYN Acquisition”), for approximately $280.0 million. On June 13, 2024, pursuant to the Purchase Agreement, the Company completed the OWYN Acquisition by acquiring 100% of the equity interests for a cash purchase price at closing of $281.9 million, subject to certain customary post-closing adjustments. We acquired OWYN as a part of our vision to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements that will now offer plant-based products to a wider market of consumers.

The OWYN Acquisition was funded through a combination of incremental borrowings under our outstanding Term Facility, totaling $250.0 million, and cash on hand. Business transaction costs within the Consolidated Statements of Income and Comprehensive Income for the fifty-three weeks ended August 31, 2024 were $14.5 million, inclusive of $5.7 million of transaction advisory fees related to the OWYN Acquisition, $3.4 million of non-deferrable third-party financing costs incurred in connection with the 2024 Incremental Facility Amendment to the Credit Agreement, and $5.4 million of legal, due diligence, accounting, and other costs.

The OWYN Acquisition was accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”) which requires, among other things, assets acquired and liabilities assumed to be measured at their acquisition date fair value. The following table sets forth the preliminary purchase price allocation of the OWYN Acquisition to the estimated fair value of the net assets acquired at the date of the Acquisition, in thousands. The preliminary purchase price allocation may be adjusted as a result of the finalization of the Company’s purchase price allocation procedures related to the assets acquired and liabilities assumed; including, but not limited to, certain customary post-closing adjustments such as the finalization of working capital, tax return finalization, and other adjustments.

The preliminary June 13, 2024, fair value is as follows:

Assets acquired:
Cash and cash equivalents	$1,476
Accounts receivable, net	14,214
Inventories(1)	38,955
Prepaid assets	563
Property and equipment, net	136
Intangible assets, net(2)	243,626
Other long-term assets	6
Liabilities assumed:
Accounts payable	20,378
Other current liabilities	3,753
Deferred tax liability(3)	41,513
Total identifiable net assets	233,332
Goodwill(4)	48,553
Total assets acquired and liabilities assumed	$281,885

(1)Inventory was estimated using the comparative sales method, which quantifies the fair value of inventory based on the expected sales price of the subject inventory, reduced for: (i) all costs expected to be incurred in its completion/disposition efforts and (ii) a profit on those costs.

(2)Intangible assets were recorded at fair value consistent with ASC 820 as a result of the OWYN Acquisition. Intangible assets consist of $223.0 million of brand and $20.5 million of customer relationships. The useful lives of the intangible assets are disclosed in Note 5 of the Consolidated Financial Statements. The fair value measurement of the assets and liabilities was based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows and market comparable data and companies.

The fair value of the indefinite-lived brand asset was estimated using the multi-period excess earnings method of the income approach, wherein the net earnings attributable to the asset are isolated from other “contributory assets” in order to estimate the cash flows solely attributable to the asset over its remaining economic life.

The fair value of the customer relationship intangible asset was estimated using the with/without method of the income approach, wherein the value is estimated by comparing the overall business cash flows with the customer relationships in place to the cash flows in a hypothetical scenario where the customer relationships are not in place. The significant assumptions used in estimating the fair value under the with/without method include the time to recreate the asset, profitability under both scenarios, and the estimated discount rate.

(3)Primarily as a result of the fair value attributable to the identifiable intangible assets, the deferred income tax liability was $41.5 million.

(4)Goodwill was recorded at fair value consistent with ASC 820 as a result of the OWYN Acquisition. Amounts recorded for goodwill created in an acquisition structured as a stock purchase for tax are generally not expected to be deductible for tax purposes. As such, the acquired goodwill is not expected to be deductible for tax purposes. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

The final determination of the fair value of the assets acquired and liabilities assumed is expected to be completed in the fourth fiscal quarter of 2025.

Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date. The final fair value determination of the assets acquired and liabilities assumed will be completed prior to one year from the transaction completion, consistent with ASC 805.

The results of OWYN’s operations have been included in the Simply Good Foods' Consolidated Financial Statements since the acquisition date. The Company has not disclosed earnings from the acquired OWYN business as they are immaterial. The following table provides net sales from the acquired OWYN business included in the Company's results:

53-Weeks Ended
(In thousands)	August 31, 2024
Net sales	$29,213

Unaudited Pro Forma Financial Information

Pro forma financial information is not intended to represent or be indicative of the actual results of operations of the combined business that would have been reported had the OWYN Acquisition been completed at the beginning of the fiscal year 2023, nor is it representative of future operating results of the Company.

This unaudited pro forma combined financial information is prepared based on ASC 805 period end guidance. The Company and the legacy OWYN entity have different fiscal year ends, with Simply Good Foods’ fiscal year being the last Saturday of August while the legacy OWYN business fiscal year end was December 31. Because the year ends differ by more than 93 days, OWYN's financial information is required to be adjusted to a period within 93 days of Simply Good Foods’ fiscal period end. In addition to these period end adjustments, the pro forma results include certain nonrecurring adjustments that were directly related to the business combination, including business transaction costs, as disclosed above.

The following unaudited pro forma combined financial information presents combined results of the Company assuming the OWYN Acquisition occurred at the beginning of fiscal year 2023:

	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 31, 2024	August 26, 2023
Net Sales	$1,414,580	$1,303,643
Net income	$136,220	$97,693

4. Property and Equipment, Net

    Property and equipment, net, as presented with the Consolidated Balance Sheets, is summarized as follows:

(In thousands)	August 31, 2024	August 26, 2023
Furniture and fixtures	$7,463	$7,291
Computer equipment and software	1,869	1,570
Machinery and equipment	17,803	16,944
Leasehold improvements	10,632	9,747
Finance lease right-of-use-assets	—	968
Construction in progress	3,713	221
Property and equipment, gross	41,480	36,741
Less: accumulated depreciation	(16,650)	(11,880)
Property and equipment, net	$24,830	$24,861

    Total depreciation expense was $5.8 million for the fifty-three weeks ended August 31, 2024, $4.4 million for the fifty-two weeks ended August 26, 2023, and $3.2 million for the fifty-two weeks ended August 27, 2022.

5. Goodwill and Intangibles

Changes to Goodwill during the fifty-three weeks ended August 31, 2024 were as follows:

(In thousands)	Goodwill
Balance as of August 26, 2023	$543,134
Acquisition of business	48,553
Balance as of August 31, 2024	$591,687

The change in Goodwill during the fifty-three week period ended August 31, 2024, was the result of the acquisition method of accounting related to the OWYN Acquisition as described in Note 3. There were no changes in the Company’s goodwill in the fifty-two week period ended August 26, 2023. There were no impairment charges related to goodwill during the fifty-three weeks ended August 31, 2024, or since the inception of the Company.

    Intangible assets, net in the Consolidated Balance Sheets consist of the following:

				August 31, 2024
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$1,197,000	$—	$1,197,000
Intangible assets with finite lives:
Customer relationships	15 years			$194,500	$65,171	$129,329
Licensing agreements	13 years			22,000	12,415	9,585
Proprietary recipes and formulas	7 years			7,000	7,000	—
Software and website development costs	3	-	5 years	5,034	4,921	113
Intangible assets in progress	3	-	5 years	439	—	439
				$1,425,973	$89,507	$1,336,466

				August 26, 2023
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$974,000	$—	$974,000
Intangible assets with finite lives:
Customer relationships	15 years			$174,000	$53,303	$120,697
Licensing agreements	13 years			22,000	10,498	11,502
Proprietary recipes and formulas	7 years			7,000	6,131	869
Software and website development costs	3	-	5 years	6,328	5,356	972
Intangible assets in progress	3	-	5 years	79	—	79
				$1,183,407	$75,288	$1,108,119

    Changes in Intangible assets, net during the fifty-three weeks ended August 31, 2024, were primarily related to the OWYN Acquisition and recurring amortization expense. In conjunction with the Acquisition, the Company acquired a brand indefinite lived intangible asset and a customer relationship intangible asset, which had fair values of approximately $223.0 million and $20.5 million as of the date of the Acquisition, respectively. Changes related to the fifty-two weeks ended August 26, 2023, and August 27, 2022, were primarily related to recurring amortization expense.

During the third quarter of the fiscal year ended August 31, 2024, the Company conducted a qualitative impairment assessment that identified potential indicators of impairment for the Atkins brand indefinite lived intangible asset. Accordingly, the Company proceeded to conduct a quantitative impairment assessment over the asset. Based on our testing, the asset had an excess fair value well over its respective carrying value, resulting in no impairment. During the fifty-three weeks ended August 31, 2024, the Company performed qualitative impairment assessments for its indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal year 2024. The qualitative assessment did not identify indicators of impairment, and it was determined that it was more likely than not each indefinite-lived intangible asset had fair values in excess of their carrying values. Accordingly, no further impairment assessments were necessary. There were no impairment charges related to indefinite-lived intangibles recognized in the fifty-three weeks ended August 31, 2024, August 26, 2023, or August 27, 2022, respectively.

    During the fifty-three weeks ended August 31, 2024, the Company did not identify indicators of impairment related to its finite-lived intangible assets, which are tested for impairment when events or circumstances indicated that the carrying amount may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets in the fifty-three weeks ended August 31, 2024, August 26, 2023, or August 27, 2022, respectively.

Amortization expense related to intangible assets was $15.2 million for the fifty-three weeks ended August 31, 2024, $15.7 million for the fifty-two weeks ended August 26, 2023, and $15.8 million for the fifty-two weeks ended August 27, 2022.

    Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
2025	14,933
2026	14,903
2027	14,903
2028	14,903
2029	14,891
Thereafter	64,494
Total	$139,027

6. Accrued Expenses and Other Current Liabilities

    Accrued expenses and other current liabilities in the Consolidated Balance Sheets were comprised of the following:

(In thousands)	August 31, 2024	August 26, 2023
Accrued professional fees	$2,719	$1,290
Accrued advertising allowances and claims	4,203	1,960
Accrued bonus expenses	11,603	8,387
Accrued freight expenses	3,376	1,171
Accrued payroll-related expenses	3,815	3,792
Accrued commissions	1,875	1,466
Income taxes payable	2,700	65
VAT payable	5,915	4,707
Current operating lease liabilities	5,494	7,566
Accrued R&D expenses	1,564	360
Other accrued expenses	6,527	4,298
Accrued expenses and other current liabilities	$49,791	$35,062

The increase in Accrued expenses and other current liabilities as of August 31, 2024, as compared to August 26, 2023, was primarily a result of the OWYN Acquisition.

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

On June 13, 2024, the Company entered into a sixth amendment (the “2024 Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $250.0 million. The terms of the incremental borrowing are the same as the terms of the outstanding borrowings under the Term Facility. The 2024 Incremental Facility Amendment was executed to partially finance the OWYN Acquisition. No amounts under the Term Facility were repaid as a result of the execution of the 2024 Incremental Facility Amendment.

    Effective as of the 2024 Incremental Facility Amendment, the interest rate per annum for the Initial Term Loans is based on either:
i.A base rate equaling the higher of (a) the “prime rate,” (b) the federal funds effective rate plus 0.50%, or (c) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) applicable for an interest period of one month plus 2.50% plus (x) 1.50% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility; or
ii.SOFR plus a credit spread adjustment equal to 0.10% for one-month SOFR, 0.15% for up to three-month SOFR and 0.25% for up to six-month SOFR, subject to a floor of 0.50%, plus (x) 2.50% margin for the Term Loan or (y) 3.00% margin for the Revolving Credit Facility.

In connection with the closing of the 2024 Incremental Facility Amendment, the Company expensed $3.4 million of non-deferrable third-party costs through Business transaction costs and capitalized $1.2 million of third-party financing costs.

    The Simply Good Foods Company is not a borrower under the Credit Agreement and has not provided a guarantee of the Credit Agreement. Simply Good Foods USA, Inc., is the administrative borrower and certain other subsidiary holding companies are co-borrowers under the Credit Agreement. Each of the Company’s domestic subsidiaries that is not a named borrower under the Credit Agreement has provided a guarantee on a secured basis. As security for the payment or performance of the debt under the Credit Agreement, the borrowers and the guarantors have pledged certain equity interests in their respective subsidiaries and granted the lenders a security interest in substantially all of their domestic assets. All guarantors other than Quest Nutrition, LLC and Only What You Need, Inc. are holding companies with no assets other than their investments in their respective subsidiaries.

The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all financial covenants as of August 31, 2024, and August 26, 2023, respectively.

Long-term debt consists of the following:

(In thousands)	August 31, 2024	August 26, 2023
Term Facility (effective rate of 7.9% at August 31, 2024)	$400,000	$285,000
Finance lease liabilities (effective rate of 0.0% at August 31, 2024)	—	143
Less: Deferred financing fees	2,515	3,351
Total debt	397,485	281,792
Less: Current finance lease liabilities	—	143
Long-term debt, net of deferred financing fees	$397,485	$281,649

    As of August 31, 2024, the Company had letters of credit in the amount of $2.1 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support three of the Company’s leased buildings and insurance programs relating to workers’ compensation. No amounts were drawn against these letters of credit at August 31, 2024.

    The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended August 31, 2024. The outstanding balance of the Term Facility is due upon its maturity in March 2027.

    As of August 31, 2024, aggregate principal maturities of debt for each of the next five fiscal years and thereafter are as follows:

(In thousands)	Principal maturities
2025	$—
2026	—
2027	400,000
2028	—
2029	—
Thereafter	—
Total debt	$400,000

    The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of August 31, 2024, and August 26, 2023, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

Level 3 Measurements

    During the fifty-two weeks ended August 27, 2022, the Company had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants were held by Conyers Park Sponsor, LLC (“Conyers Park”), a related party. On January 7, 2022, Conyers Park elected to exercise the Private Warrants in full on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result of Conyers Park’s election to exercise the Private Warrants, there were no outstanding liability-classified Private Warrants as of August 31, 2024, August 26, 2023, or August 27, 2022. Refer to Note 12, Stockholders’ Equity, for additional details regarding the cashless exercise of the Private Warrants.

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

    The periodic remeasurement of the warrant liability has been reflected in (Loss) in fair value change of warrant liability within the Consolidated Statements of Income and Comprehensive Income. The adjustments for the fifty-two weeks ended August 27, 2022, resulted in a loss of $30.1 million. As a result of the warrant exercise on January 7, 2022, there was no associated adjustment during the fifty-three weeks ended August 31, 2024, or the fifty-two weeks ended August 26, 2023.

    There were no transfers of financial instruments between the three levels of the fair value hierarchy during the fiscal years ended August 31, 2024, August 26, 2023, and August 27, 2022, respectively.

The Company’s non-financial assets, which consist primarily of property and equipment, right-of-use assets, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these assets are determined, as required, based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. All other components of the balance sheet such as accounts receivable, cash and cash equivalents, and others approximate fair value as of August 31, 2024.

9. Income Taxes

    The sources of income before income taxes are as follows:

	53-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 31, 2024	August 26, 2023	August 27, 2022
Domestic	$184,580	$173,733	$148,080
Foreign	1,470	1,959	2,489
Total income before income taxes	$186,050	$175,692	$150,569

    Income tax expense was comprised of the following:

	53-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 31, 2024	August 26, 2023	August 27, 2022
Current:
Federal	$30,600	$24,740	$22,733
State and local	7,392	6,128	6,226
Foreign	383	659	1,247
Total current expense	$38,375	$31,527	$30,206

Deferred:
Federal	$5,746	$8,804	$11,218
State and local	2,502	1,740	1,614
Foreign	118	46	(1,043)
Total deferred income tax expense	8,366	10,590	11,789
Total tax expense	$46,741	$42,117	$41,995

    A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	53-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 31, 2024	August 26, 2023	August 27, 2022
Statutory income tax expense:	21.0%	21.0%	21.0%
Change in fair value of warrant liabilities	—	—	5.0
State income tax expense, net of federal	4.2	4.0	4.2
Valuation allowance	—	—	(1.5)
Taxes on foreign income above the U.S. tax	0.1	0.2	1.3
Change in tax rate	0.2	—	(0.2)
Non-deductible transaction costs	0.5	—	—
Other permanent items	(0.9)	(1.2)	(1.9)
Income tax expense	25.1%	24.0%	27.9%

    The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at August 31, 2024, and August 26, 2023, were as follows:

(In thousands)	August 31, 2024	August 26, 2023
Deferred tax assets
Accounts receivable allowances	$1,371	$1,381
Accrued expenses	4,520	3,732
Net operating loss carryforwards	17,200	26
Share based compensation	4,736	4,398
Lease liabilities	9,956	11,200
Capitalized Section 174 Expenditures	4,330	1,053
Tax capitalization of inventory costs	1,517	2,177
Transaction costs	1,838	1,961
Federal benefit of state taxes	1,529	1,418
Other	926	585
Deferred tax assets	47,923	27,931
Valuation allowance	—	—
Deferred tax asset, net of valuation allowance	$47,923	$27,931

Deferred tax liabilities:
Excess tax over book depreciation	(3,954)	(4,870)
Intangible assets	(200,130)	(127,791)
Lease right-of-use assets	(8,774)	(9,997)
Other	(1,077)	(1,406)
Deferred tax liabilities	(213,935)	(144,064)
Net deferred tax liabilities	$(166,012)	$(116,133)

    The Company had federal net operating loss carryforwards of $63.0 million and $0.0 million, state net operating loss carryforwards of $44.2 million and $0.3 million, and foreign net operating loss carryforwards of $1.7 million and $0.0 million at August 31, 2024 and August 26, 2023, respectively. Federal net operating loss carryforwards will begin to expire in 2037 and the state net operating loss carryforwards will begin to expire in 2031.

    As of August 31, 2024, the Company has no valuation allowances on its deferred tax assets.

    As of August 31, 2024, the Company does not intend to indefinitely reinvest its foreign earnings within its subsidiary in Canada and has not recognized any tax liabilities related to this jurisdiction. It is the Company’s intention to reinvest the earnings of its other non-U.S. subsidiaries in its Australia and New Zealand operations. As of August 31, 2024, the Company has not made a provision for U.S. or additional foreign withholding taxes for any outside basis differences inherent in its investments in foreign subsidiaries that are indefinitely reinvested. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

    As of August 31, 2024, and August 26, 2023, the Company has no unrecognized tax benefits.

    The Company records interest and penalties associated with unrecognized tax benefits as a component of tax expense. As of August 31, 2024, and August 26, 2023, the Company has not accrued any interest or penalties on unrecognized tax benefits, as there is no position recorded as of these fiscal year-ends. No changes to the uncertain tax position balance are anticipated within the next 12 months and are not expected to materially affect the financial statements.

    As of August 31, 2024, tax years 2017 to 2023 remain subject to examination in the United States by the Internal Revenue Service and state tax authorities and the tax years 2017 to 2023 remain subject to examination in other major foreign jurisdictions where the Company conducts business. State income tax returns are generally subject to examination for a period of three to six years after the filing of the respective return.

The future utilization of federal net operating loss carryforwards generated after 2017 is limited to 80% of taxable income. An additional limitation applies to the use of federal net operating loss and credit carryforwards, under Section 382 of the Internal Revenue Code of

1986, as amended, that is applicable if the Company experiences an "ownership change”. The Company has experienced various “ownership changes” in prior years. With the OWYN Acquisition, an "ownership change" occurred in the current year. The resulting Section 382 limitations are not expected to materially affect the Company’s ability to utilize carryforwards. Future changes in the ownership of the Company could further limit the Company’s ability to utilize its net operating losses and credits.

In 2021, the Organization for Economic Co-operation and Development (OECD) announced Pillar Two Model Rules, which call for the taxation of large multinational corporations at a minimum rate of 15%. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in fiscal 2025 with the adoption of additional components in later years or announced their plans to enact legislation in future years. The currently enacted Pillar Two Model Rules are not expected to have a significant effect on the Company’s provision for income taxes. The Company continues to monitor developments and evaluate effects, if any, of these provisions on its results of operations and cash flows for future years.

10. Leases

    The components of lease expense were as follows.

		53-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands)	Statement of Operations Caption	August 31, 2024	August 26, 2023	August 27, 2022
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$9,011	$8,998	$9,077
Variable lease cost (1)	Cost of goods sold and General and administrative	3,825	3,556	3,068
Total operating lease cost		$12,836	$12,554	$12,145

Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$125	$241	$273
Interest on lease liabilities	Interest expense	2	14	30
Total finance lease cost		$127	$255	$303

Total lease cost		$12,963	$12,809	$12,448
(1)Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

    The right-of-use assets and corresponding liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheets Caption	August 31, 2024	August 26, 2023
Assets
Operating lease right-of-use assets	Other long-term assets	$35,097	$40,022
Finance lease right-of-use assets	Property and equipment, net	—	125
Total lease assets		$35,097	$40,147

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$5,494	$7,566
Finance lease liabilities	Current maturities of long-term debt	—	143
Long-term:
Operating lease liabilities	Other long-term liabilities	34,330	37,272
Total lease liabilities		$39,824	$44,981

    Future maturities of lease liabilities as of August 31, 2024, were as follows:

(In thousands)	Operating Leases
Fiscal year ending:
2025	$7,536
2026	6,783
2027	6,936
2028	6,267
2029	6,183
Thereafter	14,679
Total lease payments	48,384
Less: Interest	(8,560)
Present value of lease liabilities	$39,824

    The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	August 31, 2024	August 26, 2023
Weighted-average remaining lease term (in years)
Operating leases	6.50	6.24
Finance leases	0.00	0.61
Weighted-average discount rate
Operating leases	5.1%	4.4%
Finance leases	—%	5.6%

    Supplemental and other information related to leases was as follows:

	53-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 31, 2024	August 26, 2023	August 27, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,042	$11,002	$9,656
Operating cash flows from finance leases	$955	$544	$631
Financing cash flows from finance leases	$145	$278	$313

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

Other

    The Company enters into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Quest, Atkins, and OWYN brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of contracts in place and achievement of performance conditions as of August 31, 2024, the Company will be required to make payments of $1.2 million over the next year.

12. Stockholders’ Equity

Warrants to Purchase Common Stock

    During the fifty-two weeks ended August 27, 2022, the Company had outstanding liability-classified Private Warrants that allowed holders to purchase 6,700,000 shares of the Company’s common stock. Such Private Warrants were held by Conyers Park, a related party. Each whole warrant entitled the holder to purchase one share of the Company’s common stock at a price of $11.50 per share. On January 7, 2022, Conyers Park elected to exercise the Private Warrants in full on a cashless basis, resulting in a net issuance of 4,830,761 shares of the Company’s common stock. As a result of the cashless exercise on January 7, 2022, there were no outstanding liability-classified Private Warrants as of August 31, 2024, or August 26, 2023.

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

The Company did not repurchase any shares of common stock during the fifty-three weeks ended August 31, 2024. During the fifty-two weeks ended August 26, 2023, the Company repurchased 546,346 shares of common stock at an average share price of $30.11 per share. During the fifty-two weeks ended August 27, 2022, the Company repurchased 1,720,520 shares of common stock at an average share price of $34.79 per share. As of August 31, 2024, approximately $71.5 million remained available under the stock repurchase program.

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

    The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	53-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands, except share and per share data)	August 31, 2024	August 26, 2023	August 27, 2022
Basic earnings per share computation:
Numerator:
Net income available to common stock stockholders	$139,309	$133,575	$108,574
Denominator:
Weighted average common shares outstanding – basic	99,929,196	99,442,046	98,754,913
Basic earnings per share from net income	$1.39	$1.34	$1.10
Diluted earnings per share computation:
Numerator:
Numerator for diluted earnings per share	$139,309	$133,575	$108,574
Denominator:
Weighted average common shares outstanding – basic	99,929,196	99,442,046	98,754,913
Employee stock options	1,112,459	1,241,762	1,578,329
Non-vested stock units	240,233	196,271	255,914
Weighted average common shares – diluted	101,281,888	100,880,079	100,589,156
Diluted earnings per share from net income	$1.38	$1.32	$1.08

    Diluted earnings per share calculations for the fifty-two weeks ended August 27, 2022, excluded 0.7 million shares issuable upon exercise of Private Warrants, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the fifty-three weeks ended August 31, 2024, and the fifty-two weeks ended August 26, 2023, and August 27, 2022, excluded 0.8 million shares, 0.6 million shares, and 0.3 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the fifty-three weeks ended August 31, 2024, and the fifty-two weeks ended August 26, 2023, and August 27, 2022, excluded an immaterial number of non-vested restricted stock units that would have been anti-dilutive.

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

    For the fifty-three weeks ended August 31, 2024, and the fifty-two weeks ended August 26, 2023, and August 27, 2022, the Company recorded stock-based compensation expense of $18.4 million, $14.5 million, and $11.7 million, respectively.

    In July 2017, the Company’s stockholders approved the 2017 Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of a maximum of 9,067,917 shares of stock-denominated awards to directors, employees, officers and agents of the Company. As of August 31, 2024, there were 3.0 million shares available for grant under the Incentive Plan.

Stock Options

    Stock options granted under the Incentive Plan are granted at a price equal to or more than the fair value of common stock on the date the option is granted. Stock options under the Incentive Plan generally become exercisable ratably over three years from the date of grant and must be exercised within ten years from the date of grant.

The following table summarizes stock option activity for the fifty-three weeks ended August 31, 2024:

(In thousands, except share and per share data)	Shares underlying options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding as of August 26, 2023	2,668,462	$20.41	5.56	$39,610
Granted	17,633	33.02
Exercised	(256,879)	16.71
Forfeited	(18,649)	39.50
Outstanding as of August 31, 2024	2,410,567	$20.75	4.39	$29,826
Vested and expected to vest as of August 31, 2024	2,410,567	$20.75	4.39	$29,826
Exercisable as of August 31, 2024	2,131,180	$18.53	3.89	$29,826

    The following table summarizes information about stock options outstanding at August 31, 2024:

Range of Exercise Prices			Number outstanding	Weighted average exercise price	Weighted average remaining life (years)	Number exercisable	Weighted average exercise price
$12.00	-	17.77	1,266,743	$12.45	2.78	1,266,743	$12.45
$17.78	-	23.55	387,810	20.13	4.59	387,810	20.13
$23.56	-	29.33	158,044	24.38	4.97	158,044	24.38
$29.34	-	35.11	17,633	33.02	9.03	—	—
$35.12	-	40.88	580,337	37.91	7.47	318,583	37.87
			2,410,567	$20.75	4.39	2,131,180	$18.53

    The weighted average fair value of options granted during the fifty-three weeks ended August 31, 2024, and the fifty-two weeks ended August 26, 2023, and August 27, 2022, were $14.36, $16.58, and $15.32, respectively.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model based on the following assumptions:

	53-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	August 31, 2024	August 26, 2023	August 27, 2022
Expected volatility	37.00%	39.00%	37.07%
Expected dividend yield	—%	—%	—%
Expected option term	6	6	6
Risk-free rate of return	4.39%	4.27%	1.26%

    As the Company has now been listed for more than five years for the years presented above, which is broadly consistent with the expected term of the options, the Company has based its Black-Scholes valuation model’s expected volatility assumption on the actual volatility of its daily closing share price over the period since listing to the valuation date. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Future annual dividends over the expected term are estimated to be nil.

    As of August 31, 2024, the Company had $2.3 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.4 years. During the fifty-three weeks ended August 31, 2024, and fifty-two weeks ended August 26, 2023, and August 27, 2022, the Company received $4.3 million, $5.2 million, and $4.3 million in cash from stock option exercises, respectively.

Restricted Stock Units

    Restricted stock units granted under the Incentive Plan are granted at a price equal to closing market price of the Company’s common stock on the date of grant. Restricted stock units under the Incentive Plan generally vest over three years.

The following table summarizes restricted stock unit activity for the fifty-three weeks ended August 31, 2024:

	Units	Weighted average grant-date fair value
Non-vested as of August 26, 2023	514,498	$35.59
Granted	337,183	36.64
Vested	(272,485)	32.93
Forfeited	(32,925)	38.72
Non-vested as of August 31, 2024	546,271	$37.38

    As of August 31, 2024, the Company had $11.8 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.6 years.

Performance Stock Units

    During the fifty-three weeks ended August 31, 2024, the Board of Directors granted performance stock units under the Company’s Incentive Plan. The number of shares issuable as a result of grants of performance stock units is determined based on the performance criteria of the Company’s relative total shareholder return, or relative TSR, measured for the Company and each company in the Russell 3000 Food & Beverage index using the immediately preceding 30-day average share price at the beginning and end of the applicable three-year performance period. The percentile rank of the Company’s TSR within the peer group determines the percent of the target award earned, ranging between 0% and 200%. The related compensation expense is recognized regardless of whether or not the market condition is satisfied, provided the requisite service is rendered. Performance stock units were valued using a Monte-Carlo simulation.

The following table summarizes performance stock unit activity for the fifty-three weeks ended August 31, 2024:

	Units	Weighted average grant-date fair value
Non-vested as of August 26, 2023	191,779	$42.41
Granted	181,853	38.77
Vested	(189,884)	21.52
Forfeited	(3,957)	57.43
Non-vested as of August 31, 2024	179,791	$59.08

Performance stock units are generally granted to employees as a part of the annual grant in November of the associated fiscal year, although the Board of Directors reserves the right to administer mid-year grants from time to time as they see fit. The fair value of each performance stock unit grant is estimated on the date of grant using a Monte-Carlo simulation based on the following assumptions presented below which are associated with each year’s annual grant:

	53-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	August 31, 2024	August 26, 2023	August 27, 2022
Expected volatility	33.96%	45.00%	43.00%
Expected dividend yield	—%	—%	—%
Expected performance term	2.93	3	3
Risk-free rate of return	4.62%	4.55%	0.70%
Fair value	$57.43	$62.55	$63.42

    As of August 31, 2024, the Company had $4.3 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.4 years.

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

    The following table summarizes SARs activity for the fifty-three weeks ended August 31, 2024:

	Shares Underlying SARs	Weighted average exercise price	Weighted average remaining contractual life (in years)
Outstanding as of August 26, 2023	150,000	$37.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of August 31, 2024	150,000	$37.67	0.00
Vested and expected to vest as of August 31, 2024	150,000	$—	0.00
Exercisable as of August 31, 2024	—	$—	0.00

The SARs exercised in the fifty-two weeks ended August 26, 2023, resulted in a net issuance of 38,850 shares of the Company’s common stock. The SARs granted in the fifty-two weeks ended August 26, 2023, are liability-classified; therefore, the related stock-based compensation expense is based on the vesting provisions and the fair value of the awards.

15. Segment and Customer Information

Following the OWYN Acquisition, the Company's operations are organized into two operating segments, Quest and Atkins, and OWYN, which are aggregated into one reporting segment due to similar financial, economic and operating characteristics. The operating segments are also similar in the following areas: (a) the nature of the products; (b) the nature of the production processes; (c) the methods used to distribute products to customers; (d) the type of customer for the products; and, (e) the nature of the regulatory environment. The Company also designed its organizational structure to support entity-wide business functions across brands, products, customers, and geographic regions. As a result, during the fifty-three weeks ended August 31, 2024, the Company determined its operations are organized into two operating segments, which were aggregated into one reporting segment due to similar financial, economic and operating characteristics. During the fifty-two weeks ended August 26, 2023, and August 27, 2022, the Company determined its operations are organized into one, consolidated operating segment and reportable segment.

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

	53-Weeks Ended	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 31, 2024	August 26, 2023	August 27, 2022
North America (1)
Atkins	$491,986	$526,769	$540,328
Quest	777,394	682,789	593,943
OWYN	29,213	—	—
Total North America	1,298,593	1,209,558	1,134,271
International (1)	32,728	33,114	34,407
Total	$1,331,321	$1,242,672	$1,168,678
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

    The following is a summary of long lived assets by geographic area:

(In thousands)	August 31, 2024	August 26, 2023
Long lived assets
North America (1)	$24,830	$24,861
Total	$24,830	$24,861
(1) The North America geographic area consists of long-lived assets substantially related to the United States and there is no individual foreign country in which more than 10% of the Company’s long-lived assets are located or that is otherwise deemed individually material.

Significant Customers

    Credit risk for the Company was concentrated in three customers who each comprised more than 10% of the Company’s total sales for the fifty-three weeks ended August 31, 2024, and fifty-two weeks ended August 26, 2023, and August 27, 2022.

	53-Weeks Ended	52-Weeks Ended	52-Weeks Ended
	August 31, 2024	August 26, 2023	August 27, 2022
Customer 1	31%	31%	31%
Customer 2	18%	16%	13%
Customer 3	n/a	n/a	10%
n/a - Not applicable as the customer was not significant during these fiscal years.

At August 31, 2024, and August 26, 2023, the following amounts of the Company’s accounts receivable, net were related to these significant customers for the periods in which the customers were significant:

(In thousands)	August 31, 2024		August 26, 2023
Customer 1	$41,943	28%	$43,098	30%
Customer 2	$51,411	34%	$37,384	26%

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

    The Company substantially completed the aforementioned restructuring activities during the fifty-two weeks ended August 27, 2022. During the fifty-two weeks ended August 27, 2022, the Company incurred $0.1 million of restructuring charges which included an immaterial gain on lease termination related to its lease in the Netherlands. Since the announcement of the restructuring activities in May 2020, the Company incurred aggregate restructuring and restructuring-related costs of $9.9 million.

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

No restructuring and restructuring-related costs were incurred in the fifty-three weeks ended August 31, 2024, or the fifty-two weeks ended August 26, 2023.

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2024, the Company’s disclosure controls and procedures were effective.

As discussed above, on June 13, 2024, we completed the OWYN Acquisition. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of OWYN and its affiliated entities. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. OWYN and its affiliated entities accounted for 14% of our total assets and 2% of our total net sales as of and for the fifty-three weeks ended August 31, 2024.

Management’s Report on Internal Control over Financial Reporting

    Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2024. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment using this criteria, management has concluded that our internal control over financial reporting was effective as of August 31, 2024.

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

    The effectiveness of our internal control over financial reporting as of August 31, 2024, was audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of August 31, 2024.

Changes in Internal Control over Financial Reporting

As a result of the OWYN Acquisition, we have commenced a project to evaluate the processes and procedures of OWYN’s internal control over financial reporting and incorporate OWYN’s internal control over financial reporting into our internal control over financial reporting framework. In addition, as a result of the OWYN Acquisition, we have implemented new processes and controls over accounting for an acquisition, including determining the fair value of the assets acquired and liabilities assumed.

Except as disclosed above, there were no changes in our internal control over financial reporting during the quarter ended August 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Simply Good Foods Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Simply Good Foods Company and subsidiaries (the “Company”) as of August 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fifty-three weeks ended August 31, 2024, of the Company and our report dated October 29, 2024, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Only What You Need Inc. (“OWYN”), which was acquired on June 13, 2024, and whose financial statements constitute 14% of total assets and 2% of net sales of the consolidated financial statement amounts as of and for the fifty-three weeks ended August 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at OWYN.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Denver, Colorado
October 29, 2024

Item 9B. Other Information.

    In the quarter ended August 31, 2024, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

    Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

    Incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 31, 2024.

Item 11. Executive Compensation.

    Incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

    Incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

    Incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 31, 2024.

Item 14. Principal Accountant Fees and Services.

    Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented under the caption “Audit Committee Matters - Principal Accounting Firm Fees” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 31, 2024 and is incorporated herein by reference.

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

3.1	Fourth Amended and Restated Certificate of Incorporation of The Simply Good Foods Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K/A filed on January 24, 2024).
3.2	Third Amended and Restated Bylaws of the Simply Good Foods Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 19, 2023).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-4 filed on June 12, 2017).
4.2	Description of Securities
10.1
Investor Rights Agreement, dated July 7, 2017, between The Simply Good Foods Company and Conyers Park Sponsor LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 13, 2017).

10.2†	2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Registration Statement on Form S-4 filed on June 12, 2017).
10.3†
2017 Omnibus Incentive Plan, as amended from time to time Policy Regarding Treatment of Awards in the Event of an Awardee’s Retirement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 22, 2024).

10.4†	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to our Registration Statement on Form S-4 filed on June 12, 2017).
10.5†
The Simply Good Foods Company Second Amended and Restated Executive Severance Compensation Plan, dated April 16, 2024 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 22, 2024).

10.6
Credit Agreement, dated July 7, 2017, among Atkins Intermediate Holdings, LLC, Conyers Park Parent Merger Sub, Inc., Conyers Park Acquisition Corp., Conyers Park Merger Sub 1, Inc., Conyers Park Merger Sub 2, Inc., Conyers Park Merger Sub 3, Inc., Conyers Park Merger Sub 4, Inc., NCP-ATK Holdings, Inc., Atkins Nutritionals Holdings, Inc., Atkins Nutritional Holdings II, Inc., Atkins Nutritionals, Inc., the lenders party thereto and Barclays Bank PLC, as the administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 13, 2017).

10.7
Repricing Amendment, dated March 16, 2018, among Atkins Intermediate Holdings, LLC, Conyers Park Acquisition Corp., Atkins Nutritionals, Inc., Atkins Nutritionals Holdings, Inc., Atkins Nutritionals Holdings II, Inc. NCP-ATK Holdings, Inc. and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2018).

10.8
Amendment No. 2 (Incremental Facility Amendment), dated November 7, 2019, among Atkins Intermediate Holdings, LLC, Conyers Park Acquisition Corp., Atkins Nutritionals, Inc., Atkins Nutritionals Holdings, Inc., Atkins Nutritionals Holdings II, Inc., NCP-ATK Holdings, Inc., the financial institutions set forth on Schedule A thereto as Additional Term Lenders and acknowledged by Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 7, 2019).

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

10.11
Repricing Amendment, dated April 25, 2023, among Atkins Intermediate Holdings, LLC, Conyers Park Acquisition Corp., Simply Good Foods USA, Inc., Atkins Nutritionals Holdings, Inc., Atkins Nutritionals Holdings II, Inc., NCP-ATK Holdings, Inc., and Barclays Bank PLC, as Administrative Agent and Replacement Lender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 27, 2023).

10.12
Amendment No. 6 (Incremental Facility Amendment), dated as of June 13, 2024, among Atkins Intermediate Holdings, LLC, a Delaware limited liability company, Conyers Park Acquisition Corp., a Delaware corporation, Simply Good Foods USA, Inc., a Delaware corporation, Atkins Nutritionals Holdings, Inc., a Delaware corporation, Atkins Nutritionals Holdings II, Inc., a Delaware corporation, NCP-ATK Holdings, Inc., a Delaware corporation, the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 17, 2024).

10.13†
Transition Agreement, dated January 27, 2023, between The Simply Good Foods Company and Joseph E. Scalzo (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 30, 2023).

19.1	The Simply Good Foods Company Insider Trading Policy
21.1	Subsidiaries of The Simply Good Foods Company.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act.
97.1	The Simply Good Foods Company Rule 10D-1 Incentive Compensation Recovery Policy

Exhibit No.	Document
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
____________________

†	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary.

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

THE SIMPLY GOOD FOODS COMPANY
		By:	/s/ Geoff E. Tanner
Date:	October 29, 2024	Name:	Geoff E. Tanner
		Title:	President, Chief Executive Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoff E. Tanner	President, Chief Executive Officer and Director	October 29, 2024
Geoff E. Tanner	(Principal Executive Officer)

/s/ Shaun P. Mara	Chief Financial Officer	October 29, 2024
Shaun P. Mara	(Principal Financial Officer)

/s/ Timothy A. Matthews	Vice President, Controller and Chief Accounting Officer	October 29, 2024
Timothy A. Matthews	(Principal Accounting Officer)

/s/ James M. Kilts	Chairman of the Board of Directors	October 29, 2024
James M. Kilts

/s/ Clayton C. Daley, Jr.	Director	October 29, 2024
Clayton C. Daley, Jr.

/s/ Nomi P. Ghez	Director	October 29, 2024
Nomi P. Ghez

/s/ Michelle P. Goolsby	Director	October 29, 2024
Michelle P. Goolsby

/s/ Robert G. Montgomery	Director	October 29, 2024
Robert G. Montgomery

/s/ Brian K. Ratzan	Director	October 29, 2024
Brian K. Ratzan

/s/ David W. Ritterbush	Director	October 29, 2024
David W. Ritterbush

/s/ Joseph E. Scalzo	Director	October 29, 2024
Joseph E. Scalzo

/s/ Joseph J. Schena	Director	October 29, 2024
Joseph J. Schena

/s/ David J. West	Director	October 29, 2024
David J. West

/s/ James D. White	Director	October 29, 2024
James D. White