Form 10-Q
period 2024-11-30
Simply Good Foods Co
filed 2025-01-08
CIK 1702744

                 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024

OR
o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of December 26, 2024, there were 101,032,444 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 30, 2024

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share and per share data)

	November 30, 2024	August 31, 2024
Assets
Current assets:
Cash	$121,759	$132,530
Accounts receivable, net	149,666	150,721
Inventories	155,327	142,107
Prepaid expenses	6,665	5,730
Other current assets	10,571	9,192
Total current assets	443,988	440,280

Long-term assets:
Property and equipment, net	23,681	24,830
Intangible assets, net	1,332,733	1,336,466
Goodwill	591,687	591,687
Other long-term assets	42,348	42,881
Total assets	$2,434,437	$2,436,144

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$58,827	$58,559
Accrued interest	76	265
Accrued expenses and other current liabilities	46,090	49,791
Total current liabilities	104,993	108,615

Long-term liabilities:
Long-term debt, less current maturities	347,990	397,485
Deferred income taxes	169,386	166,012
Other long-term liabilities	35,524	36,546
Total liabilities	657,893	708,658
See commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 103,393,159 and 101,929,868 shares issued at November 30, 2024 and August 31, 2024, respectively	1,034	1,025
Treasury stock, 2,365,100 shares and 2,365,100 shares at cost at November 30, 2024 and August 31, 2024, respectively	(78,451)	(78,451)
Additional paid-in-capital	1,331,000	1,319,686
Retained earnings	525,387	487,265
Accumulated other comprehensive loss	(2,426)	(2,039)
Total stockholders’ equity	1,776,544	1,727,486
Total liabilities and stockholders’ equity	$2,434,437	$2,436,144

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended
	November 30, 2024	November 25, 2023
Net sales	$341,268	$308,678
Cost of goods sold	210,782	193,560
Gross profit	130,486	115,118

Operating expenses:
Selling and marketing	32,994	31,990
General and administrative	38,064	26,950
Depreciation and amortization	4,160	4,358
Business transaction costs	643	—
Total operating expenses	75,861	63,298

Income from operations	54,625	51,820

Other income (expense):
Interest income	776	1,090
Interest expense	(7,861)	(6,034)
Gain on foreign currency transactions	120	226
Other income	15	6
Total other income (expense)	(6,950)	(4,712)

Income before income taxes	47,675	47,108
Income tax expense	9,553	11,547
Net income	$38,122	$35,561

Other comprehensive income:
Foreign currency translation, net of reclassification adjustments	(387)	272
Comprehensive income	$37,735	$35,833

Earnings per share from net income:
Basic	$0.38	$0.36
Diluted	$0.38	$0.35
Weighted average shares outstanding:
Basic	100,394,693	99,629,188
Diluted	101,479,603	101,094,736

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirteen Weeks Ended
	November 30, 2024	November 25, 2023
Operating activities
Net income	$38,122	$35,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,047	5,605
Amortization of deferred financing costs and debt discount	506	385
Stock compensation expense	3,844	4,168
Estimated credit losses	750	51
Unrealized gain on foreign currency transactions	(120)	(226)
Deferred income taxes	3,374	4,084
Amortization of operating lease right-of-use asset	1,678	1,735
Other	(402)	301
Changes in operating assets and liabilities:
Accounts receivable, net	67	9,869
Inventories	(13,157)	(6,699)
Prepaid expenses	(958)	257
Other current assets	(1,396)	5,173
Accounts payable	319	(9,806)
Accrued interest	(189)	(366)
Accrued expenses and other current liabilities	(3,707)	(1,337)
Other assets and liabilities	(1,757)	(1,232)
Net cash provided by operating activities	32,021	47,523

Investing activities
Purchases of property and equipment	(307)	(744)
Investments in intangible and other assets	(362)	(56)
Net cash used in investing activities	(669)	(800)

Financing activities
Proceeds from option exercises	9,984	—
Tax payments related to issuance of restricted stock units and performance stock units	(2,315)	(3,642)
Payments on finance lease obligations	—	(61)
Cash received on repayment of note receivable	—	600
Principal payments of long-term debt	(50,000)	(10,000)
Net cash used in financing activities	(42,331)	(13,103)

Cash and cash equivalents
Net (decrease) increase in cash	(10,979)	33,620
Effect of exchange rate on cash	208	56
Cash at beginning of period	132,530	87,715
Cash and cash equivalents at end of period	$121,759	$121,391

	Thirteen Weeks Ended
	November 30, 2024	November 25, 2023
Supplemental disclosures of cash flow information
Cash paid for interest	$7,544	$2,135
Cash paid for taxes	$395	$628
Non-cash investing and financing transactions
Non-cash credits for repayment of note receivable	$200	$229
Non-cash additions to property and equipment	$59	$99
Non-cash additions to intangible assets	$64	$75

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 31, 2024	102,515,315	$1,025	2,365,100	$(78,451)	$1,319,686	$487,265	$(2,039)	$1,727,486
Net income	—	—	—	—	—	38,122	—	38,122
Stock-based compensation	—	—	—	—	3,654	—	—	3,654
Foreign currency translation adjustments	—	—	—	—	—	—	(387)	(387)
Shares issued upon vesting of restricted stock units and performance stock units	164,093	2	—	—	(2,317)	—	—	(2,315)
Exercise of options to purchase common stock	713,751	7	—	—	9,977	—	—	9,984
Balance at November 30, 2024	103,393,159	$1,034	2,365,100	$(78,451)	$1,331,000	$525,387	$(2,426)	$1,776,544

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 26, 2023	101,929,868	$1,019	2,365,100	$(78,451)	$1,303,168	$347,956	$(2,593)	$1,571,099
Net income	—	—	—	—	—	35,561	—	35,561
Stock-based compensation	—	—	—	—	3,888	—	—	3,888
Foreign currency translation adjustments	—	—	—	—	—	—	272	272
Shares issued upon vesting of restricted stock units and performance stock units	245,365	3	—	—	(3,645)	—	—	(3,642)
Balance at November 25, 2023	102,175,233	$1,022	2,365,100	$(78,451)	$1,303,411	$383,517	$(2,321)	$1,607,178

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

    The interim consolidated financial statements and related notes of the Company and its subsidiaries are unaudited. The unaudited interim consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim consolidated financial statements reflect all adjustments and disclosures which are, in the Company’s opinion, necessary for a fair presentation of the results of operations, financial position and cash flows for the indicated periods. All such adjustments were of a normal and recurring nature unless otherwise disclosed. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted. The results reported in these unaudited interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire fiscal year and should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended August 31, 2024, included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the SEC on October 29, 2024.

2. Summary of Significant Accounting Policies

    Refer to Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in the Annual Report for a description of significant accounting policies.

Recently Issued and Adopted Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

    In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional guidance for a limited period of time to ease the potential burden in accounting for reference rate reform on financial reporting. Additionally, in December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which extended the period of time for which ASU 2020-04 could be applied. As a result, the amendments in ASU 2020-04 can be applied to contract modifications due to rate reform and eligible existing and new hedging relationships entered into between March 12, 2020, and December 31, 2024. The amendments of these ASUs are effective for all entities and are applied on a prospective basis.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”), which updates disclosures required in the footnotes to the financial statements to further aid investors in understanding how to analyze income tax reporting. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Comprehensive Income - Expense Disaggregation Disclosures (“ASU 2024-03”), which will improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions such as cost of sales, SG&A, and R&D. The amendments are effective for fiscal years beginning after December 15, 2026. Early adoption is permitted for annual financial statements that have not yet been issued or made available. The amendments should be applied on either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

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

The OWYN Acquisition was funded through a combination of incremental borrowings under our outstanding Term Facility, as defined below, totaling $250.0 million and cash on hand. Business transaction costs within the Consolidated Statements of Operations and Comprehensive Income for the thirteen week period ended November 30, 2024, were $0.6 million, which consisted of legal, accounting, and other costs.

The OWYN Acquisition was accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”), which requires, among other things, assets acquired and liabilities assumed to be measured at their acquisition date fair value. The following table sets forth the preliminary purchase price allocation of the OWYN Acquisition to the estimated fair value of the net assets acquired at the date of the Acquisition, in thousands. The preliminary purchase price allocation may be adjusted as a result of the finalization of the Company’s purchase price allocation procedures related to the assets acquired and liabilities assumed; including, but not limited to, certain customary post-closing adjustments such as the finalization of working capital, tax return finalization, and other adjustments.

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

(1)Inventory was estimated using the comparative sales method, which quantifies the fair value of inventory based on the expected sales price of the subject inventory, reduced for: (i) all costs expected to be incurred in its completion/disposition efforts; and (ii) a profit on those costs.

(2)Intangible assets were recorded at fair value consistent with ASC 820 as a result of the OWYN Acquisition. Intangible assets consisted of $223.0 million of brand and $20.5 million of customer relationships. The useful lives of the intangible assets are disclosed in Note 5 of the Consolidated Financial Statements. The fair value measurement of the assets and liabilities was based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy. Level 3 fair market values were determined using a variety of information, including estimated future cash flows and market comparable data and companies.

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

The results of OWYN’s operations have been included in the Simply Good Foods’ Consolidated Financial Statements since the acquisition date. The Company has not disclosed earnings from the acquired OWYN business as they are immaterial. The following table provides net sales from the acquired OWYN business included in the Company’s results:

Thirteen Weeks Ended
(In thousands)	November 30, 2024
Net sales	$32,254

Unaudited Pro Forma Financial Information

Pro forma financial information is not intended to represent or be indicative of the actual results of operations of the combined business that would have been reported had the OWYN Acquisition been completed at the beginning of the fiscal year 2024, nor is it representative of future operating results of the Company.

This unaudited pro forma combined financial information is prepared based on ASC 805 period end guidance. The Company and the legacy OWYN entity have different fiscal year ends, with Simply Good Foods’ fiscal year being the last Saturday of August while the legacy OWYN business fiscal year was December 31. Because the year ends differ by more than 93 days, OWYN’s financial information is required to be adjusted to a period within 93 days of Simply Good Foods’ fiscal period end. In addition to these period end adjustments, the pro forma results include certain nonrecurring adjustments that were directly related to the business combination, including business transaction costs, as disclosed above.

The following unaudited pro forma combined financial information presents combined results of the Company assuming the OWYN Acquisition occurred at the beginning of fiscal year 2024:

Thirteen Weeks Ended
(In thousands)	November 25, 2023
Net Sales	$330,658
Net income	$31,259

4. Revenue Recognition

    Revenue from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and brands:

	Thirteen Weeks Ended
(In thousands)	November 30, 2024	November 25, 2023
North America (1)
Atkins	$108,168	$119,498
Quest	191,937	181,463
OWYN	32,254	—
Total North America	332,359	300,961
International	8,909	7,717
Total net sales	$341,268	$308,678
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

    Charges related to credit losses on accounts receivable from transactions with external customers were $0.8 million for the thirteen weeks ended November 30, 2024, and $0.1 million for the thirteen weeks ended November 25, 2023. As of November 30, 2024, and August 31, 2024, the allowance for credit losses related to accounts receivable was $1.4 million and $0.7 million, respectively.

5. Goodwill and Intangibles

As of November 30, 2024, and August 31, 2024, Goodwill in the Consolidated Balance Sheets was $591.7 million. There were no impairment charges related to goodwill during the thirteen weeks ended November 30, 2024, or since the inception of the Company.

Intangible assets, net in the Consolidated Balance Sheets consists of the following:

				November 30, 2024
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$1,197,000	$—	$1,197,000
Intangible assets with finite lives:
Customer relationships	15 years			194,500	68,413	126,087
Licensing agreements	13 years			22,000	12,894	9,106
Proprietary recipes and formulas	7 years			7,000	7,000	—
Software and website development costs	3	-	5 years	5,034	4,933	101
Intangible assets in progress	3	-	5 years	439	—	439
				$1,425,973	93,240	$1,332,733

				August 31, 2024
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$1,197,000	$—	$1,197,000
Intangible assets with finite lives:
Customer relationships	15 years			194,500	65,171	129,329
Licensing agreements	13 years			22,000	12,415	9,585
Proprietary recipes and formulas	7 years			7,000	7,000	—
Software and website development costs	3	-	5 years	5,034	4,921	113
Intangible assets in progress	3	-	5 years	439	—	439
				$1,425,973	$89,507	$1,336,466

    Changes in Intangible assets, net during the thirteen weeks ended November 30, 2024, were primarily related to recurring amortization expense. Amortization expense related to intangible assets was $3.7 million for the thirteen weeks ended November 30, 2024, and $3.9 million for the thirteen weeks ended November 25, 2023. There were no impairment charges related to its finite-lived intangible assets during the thirteen weeks ended November 30, 2024, and November 25, 2023.

    Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2025	$11,184
2026	14,891
2027	14,891
2028	14,891
2029	14,891
2030 and thereafter	64,546
Total	$135,294

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

The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all covenants as of November 30, 2024 and August 31, 2024, respectively.

    Long-term debt consists of the following:

(In thousands)	November 30, 2024	August 31, 2024
Term Facility (effective rate of 7.2% at November 30, 2024)	$350,000	$400,000
Less: Deferred financing fees	2,010	2,515
Long-term debt, net of deferred financing fees	$347,990	$397,485

    The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended November 30, 2024. The outstanding balance of the Term Facility is due upon its maturity in March 2027.

    As of November 30, 2024, the Company had letters of credit in the amount of $2.1 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support three of the Company’s leased buildings and insurance programs relating to workers’ compensation. No amounts were drawn against these letters of credit as of November 30, 2024.

    The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of November 30, 2024, and August 31, 2024, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

Components of the balance sheet such as accounts receivable, cash and cash equivalents, and others approximate fair value as of November 30, 2024.

8. Income Taxes

    The tax expense and the effective tax rate resulting from operations were as follows:

	Thirteen Weeks Ended
(In thousands)	November 30, 2024	November 25, 2023
Income before income taxes	$47,675	$47,108
Provision for income taxes	$9,553	$11,547
Effective tax rate	20.0%	24.5%

    The effective tax rate for the thirteen weeks ended November 30, 2024, was 4.5% lower than the effective tax rate for the thirteen weeks ended November 25, 2023, which was primarily driven by permanent differences, principally stock-based compensation.

9. Leases

    The components of lease expense were as follows:

		Thirteen Weeks Ended
(In thousands)	Statements of Operations Caption	November 30, 2024	November 25, 2023
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$2,209	$2,259
Variable lease cost (1)	Cost of goods sold and General and administrative	858	796
Total operating lease cost		3,067	3,055
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	—	53
Interest on lease liabilities	Interest expense	—	1
Total finance lease cost		—	54

Total lease cost		$3,067	$3,109
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

    The right-of-use assets and corresponding liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheets Caption	November 30, 2024	August 31, 2024
Assets
Operating lease right-of-use assets	Other long-term assets	$33,418	$35,097
Total lease assets		$33,418	$35,097
Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$5,586	$5,494
Long-term:
Operating lease liabilities	Other long-term liabilities	33,117	34,330
Total lease liabilities		$38,703	$39,824

    Future maturities of lease liabilities as of November 30, 2024, were as follows:

(In thousands)	Operating Leases
Fiscal year ending:
Remainder of 2025	5,885
2026	6,783
2027	6,936
2028	6,267
2029	6,183
Thereafter	14,679
Total lease payments	46,733
Less: Interest	(8,030)
Present value of lease liabilities	$38,703

    The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	November 30, 2024	August 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	6.36	6.50
Weighted-average discount rate
Operating leases	5.1%	5.1%

    Supplemental and other information related to leases was as follows:

	Thirteen Weeks Ended
(In thousands)	November 30, 2024	November 25, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,510	$2,926
Operating cash flows from finance leases	$—	$175
Financing cash flows from finance leases	$—	$61

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

Other

    The Company enters into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Quest, Atkins, and OWYN brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of contracts in place and achievement of performance conditions as of November 30, 2024, the Company will be required to make payments of $1.9 million over the next year.

11. Stockholders’ Equity

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

    The Company did not repurchase any shares of common stock during the thirteen weeks ended November 30, 2024, or the thirteen weeks ended November 25, 2023. As of November 30, 2024, approximately $71.5 million remained available under the stock repurchase program.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended
(In thousands, except per share data)	November 30, 2024	November 25, 2023
Basic earnings per share computation:
Numerator:
Net income available to common stockholders	$38,122	$35,561
Denominator:
Weighted average common shares outstanding - basic	100,394,693	99,629,188
Basic earnings per share from net income	$0.38	$0.36

Diluted earnings per share computation:
Numerator:
Net income available for common stockholders	$38,122	$35,561
Numerator for diluted earnings per share	$38,122	$35,561
Denominator:
Weighted average common shares outstanding - basic	100,394,693	99,629,188
Employee stock options	910,180	1,172,483
Non-vested stock units	174,730	293,065
Weighted average common shares - diluted	101,479,603	101,094,736
Diluted earnings per share from net income	$0.38	$0.35

    Diluted earnings per share calculations for the thirteen weeks ended November 30, 2024, and November 25, 2023, excluded 0.7 million and 0.8 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive.

    Diluted earnings per share calculations for the thirteen weeks ended November 30, 2024, and November 25, 2023, both excluded an immaterial number of non-vested stock units that would have been anti-dilutive.

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

    The Company recorded stock-based compensation expense of $3.8 million and $4.2 million in the thirteen weeks ended November 30, 2024, and November 25, 2023, respectively.

Stock Options

    The following table summarizes stock option activity for the thirteen weeks ended November 30, 2024:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 31, 2024	2,410,567	$20.75	4.39
Granted	—	—
Exercised	(713,751)	13.99
Forfeited	(15,186)	39.83
Outstanding as of November 30, 2024	1,681,630	$23.44	4.89
Vested and expected to vest as of November 30, 2024	1,681,630	$23.44	4.89
Exercisable as of November 30, 2024	1,485,031	$21.65	4.43

    As of November 30, 2024, the Company had $1.8 million of total unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.3 years. During the thirteen weeks ended November 30, 2024, the Company received $10.0 million in cash from stock option exercises. During the thirteen weeks ended November 25, 2023, the Company did not receive cash from stock option exercises.

Restricted Stock Units

    The following table summarizes restricted stock unit activity for the thirteen weeks ended November 30, 2024:

	Units	Weighted average grant-date fair value
Non-vested as of August 31, 2024	546,271	$37.38
Granted	290,689	35.21
Vested	(215,842)	37.71
Forfeited	(10,637)	38.74
Non-vested as of November 30, 2024	610,481	$36.20

    As of November 30, 2024, the Company had $18.9 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 2.1 years.

Performance Stock Units

    During the thirteen weeks ended November 30, 2024, the Board of Directors granted performance stock units under the Company’s Incentive Plan. The number of shares issuable as a result of grants of performance stock units is determined based on market-based criteria, performance-based criteria, or a combination of market-based criteria and performance-based criteria. The number of shares may be increased or decreased based on the results of these metrics in accordance with the terms established at the date of grant.

For market-based criteria awards, the Company’s relative total shareholder return, or relative TSR, is measured for the Company and each company in the Russell 3000 Food & Beverage index using the immediately preceding 30-day average share price at the beginning and end of the applicable three-year performance period. The percentile rank of the Company’s TSR relative to that of the peer group determines the percent of the target award earned, ranging between 0% and 200%. The related compensation expense is recognized ratably over the term regardless of whether or not the market condition is satisfied, provided the requisite service is rendered. These units are valued using a Monte Carlo simulation.

For Company financial performance-based criteria awards, we estimate the probability that the Company’s internally established performance criteria will be achieved at each reporting period and adjust compensation expense accordingly. The performance metrics achieved determines the percent of the target award earned, ranging between 0% and 200%. These units are valued using the closing market price of the Company’s common stock on the date of grant.

For market-based criteria and Company financial performance-based criteria awards, the Company’s TSR within the peer group and the performance metrics achieved determines the percent of the target award earned, ranging between 0% and 275%. We estimate the probability that the performance criteria will be achieved at each reporting period and adjust compensation expense accordingly. Should the performance-based criteria not be probable of being achieved, the compensation expense for the value of the award incorporating the market-based criteria is recognized ratably over the term, provided the requisite service is rendered. These units are valued using a Monte Carlo simulation.

    The following table summarizes performance stock unit activity for the thirteen weeks ended November 30, 2024:

	Units	Weighted average grant-date fair value
Non-vested as of August 31, 2024	179,791	$59.08
Granted	154,089	48.03
Vested	(12,175)	57.92
Forfeited	(40,302)	53.77
Non-vested as of November 30, 2024	281,403	$52.08

Performance stock units are generally granted to employees as a part of the annual grant in November of the associated fiscal year, although the Board of Directors reserves the right to administer mid-year grants from time to time as they see fit. The fair value of each performance stock unit grant with a market-based TSR component is estimated on the date of grant using a Monte-Carlo simulation based on the following assumptions presented below which are associated with each year’s annual grant:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	November 30, 2024	November 25, 2023
Expected volatility	31.38%	33.96%
Expected dividend yield	—%	—%
Expected performance term	2.93	2.93
Risk-free rate of return	4.14%	4.62%
Fair value	$54.41	$57.43

    As of November 30, 2024, the Company had $9.3 million of total unrecognized compensation cost related to performance stock units that will be recognized over an expected weighted average period of 2.2 years.

Stock Appreciation Rights

    Stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the Company’s common stock price and are awarded to non-employee consultants of the Company. The Company’s SARs settle in shares of its common stock once the applicable vesting criteria have been met. The SARs outstanding as of November 30, 2024, cliff vested two years from the date of grant and must be exercised within five years from the date of grant.

    The following table summarizes SARs activity for the thirteen weeks ended November 30, 2024:

	Shares underlying SARs	Weighted average exercise price
Outstanding as of August 31, 2024	150,000	$37.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of November 30, 2024	150,000	$37.67
Vested and expected to vest as of November 30, 2024	150,000	$37.67
Exercisable as of November 30, 2024	150,000	$37.67

    The SARs outstanding as of the thirteen weeks ended November 30, 2024, are liability-classified; therefore, the related stock-based compensation expense is based on the vesting provisions and the fair value of the awards.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

    This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements include, but are not limited to, our expectations regarding our supply chain, including but not limited to, raw materials and logistics costs, the effect of price increases, inflationary pressure on us and our contract manufacturers, our growth, our competitive position, and the unforeseen business disruptions or other effects due to current global geopolitical tension. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by applicable law. These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. Such risks and uncertainties include those related to our ability to sell our products.

    The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, (“Annual Report”) and our unaudited consolidated financial statements and the related notes appearing elsewhere in this Report. In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company’s expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified in Item 1A. “Risk Factors” of our Annual Report. The Company assumes no obligation to update any of these forward-looking statements.

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

Business Trends

    During the thirteen weeks ended November 30, 2024, our business performance improved principally due to the OWYN Acquisition. We benefited from lower ingredient and packaging costs which resulted in gross margin expansion versus the year ago period. We expect fiscal year 2025 organic sales growth to be driven primarily by volume and have strong advertising and marketing plans in place, as well as innovation, merchandising and promotions that we believe should enable us to achieve our objectives. We continue to engage and have discussions with our contract manufacturers and logistics and transportation providers to have our cost structure reflect lower market prices. We continue to monitor key ingredient inflation which may affect profitability; however, we believe our strategy and positioning will continue to drive profitable growth for our product offerings and growth within the growing nutritional snacking category.

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

Results of Operations

    During the thirteen weeks ended November 30, 2024, our net sales increased to $341.3 million compared to $308.7 million for the thirteen weeks ended November 25, 2023, driven by the OWYN Acquisition, resulting in a 10.4% increase in our aggregate North America net sales. Gross profit and gross profit margin improved driven by higher sales volumes and lower ingredient and packaging costs. We expect to see continued growth during fiscal year 2025 by building on our existing capabilities and strengthening the position of our brands in the marketplace. We will continue to invest in our business and improve our operating efficiencies as well as continuing the integration of OWYN.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended November 30, 2024, and the Thirteen Weeks Ended November 25, 2023

    The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	November 30, 2024	% of Net Sales	November 25, 2023	% of Net Sales
Net sales	$341,268	100.0%	$308,678	100.0%
Cost of goods sold	210,782	61.8%	193,560	62.7%
Gross profit	130,486	38.2%	115,118	37.3%

Operating expenses:
Selling and marketing	32,994	9.7%	31,990	10.4%
General and administrative	38,064	11.2%	26,950	8.7%
Depreciation and amortization	4,160	1.2%	4,358	1.4%
Business transaction costs	643	0.2%	—	—%
Total operating expenses	75,861	22.2%	63,298	20.5%

Income from operations	54,625	16.0%	51,820	16.8%

Other income (expense):
Interest income	776	0.2%	1,090	0.4%
Interest expense	(7,861)	(2.3)%	(6,034)	(2.0)%
Gain on foreign currency transactions	120	—%	226	0.1%
Other income	15	—%	6	—%
Total other income (expense)	(6,950)	(2.0)%	(4,712)	(1.5)%

Income before income taxes	47,675	14.0%	47,108	15.3%
Income tax expense	9,553	2.8%	11,547	3.7%
Net income	$38,122	11.2%	$35,561	11.5%

Other financial data:
Adjusted EBITDA (1)	$70,068	20.5%	$61,965	20.1%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

    Net sales. Net sales were $341.3 million for the thirteen weeks ended November 30, 2024, compared to $308.7 million for the thirteen weeks ended November 25, 2023, representing an increase of $32.6 million, driven primarily by the OWYN Acquisition. North America net sales increased 10.4% in the thirteen weeks ended November 30, 2024, compared to the thirteen weeks ended November 25, 2023, and International net sales increased 15.4% during the same period.

    Cost of goods sold. Cost of goods sold increased $17.2 million, or 8.9%, for the thirteen weeks ended November 30, 2024, compared to the thirteen weeks ended November 25, 2023. The cost of goods sold increase was driven by higher sales volumes, primarily as a result of the OWYN Acquisition, the effect of the non-cash $1.0 million inventory step-up charge related to the OWYN Acquisition and was partially offset by lower ingredient and packaging costs.

    Gross profit. Gross profit increased $15.4 million, or 13.3%, for the thirteen weeks ended November 30, 2024, compared to the thirteen weeks ended November 25, 2023. Additionally, gross profit of $130.5 million, or 38.2% of net sales, for the thirteen weeks ended November 30, 2024, increased 90 basis points from 37.3% of net sales for the thirteen weeks ended November 25, 2023. The increase in gross profit margin was primarily driven by lower ingredient and packaging costs and was partially offset by the effect of the non-cash $1.0 million inventory step-up charge related to the OWYN Acquisition.

    Operating expenses. Operating expenses increased $12.6 million, or 19.8%, for the thirteen weeks ended November 30, 2024, compared to the thirteen weeks ended November 25, 2023, due to the following:

•Selling and marketing. Selling and marketing expenses increased $1.0 million, or 3.1%, for the thirteen weeks ended November 30, 2024, compared to the thirteen weeks ended November 25, 2023, primarily due to the OWYN Acquisition.
•General and administrative. General and administrative expenses increased $11.1 million, or 41.2%, for the thirteen weeks ended November 30, 2024, compared to the thirteen weeks ended November 25, 2023. The increase in general and administrative expenses was primarily attributable to an increase of $4.9 million in integration costs related to the OWYN Acquisition, an increase of $3.0 million in employee-related costs, and higher corporate expenses.
•Depreciation and amortization. Depreciation and amortization expense was $4.2 million for the thirteen weeks ended November 30, 2024, and $4.4 million for the thirteen weeks ended November 25, 2023, respectively.

•Business transaction costs. Business transaction costs were $0.6 million for the thirteen weeks ended November 30, 2024 and were comprised of expenses related to the OWYN Acquisition.

Interest income. Interest income decreased $0.3 million for the thirteen weeks ended November 30, 2024, compared to the thirteen weeks ended November 25, 2023.

    Interest expense. Interest expense increased $1.8 million for the thirteen weeks ended November 30, 2024, compared to the thirteen weeks ended November 25, 2023, primarily due to the effect of the incremental borrowing associated with the OWYN Acquisition on June 13, 2024, and principal payments reducing the outstanding balance of the Term Facility (as defined below) to $350.0 million subsequent to the borrowing as of November 30, 2024.

    Gain on foreign currency transactions. Foreign currency transactions resulted in a gain of $0.1 million and $0.2 million for the thirteen weeks ended November 30, 2024, and November 25, 2023, respectively. The variance is attributable to changes in foreign currency rates related to our international operations.

    Income tax expense. Income tax expense decreased $2.0 million for the thirteen weeks ended November 30, 2024, compared to the thirteen weeks ended November 25, 2023. The decrease in our income tax expense was primarily driven by changes in permanent differences, principally stock-based compensation.

    Net income. Net income was $38.1 million for the thirteen weeks ended November 30, 2024, an increase of $2.6 million, compared to net income of $35.6 million for the thirteen weeks ended November 25, 2023. Net income benefited from higher gross profit and a decrease in income tax expense of $2.0 million and was partially offset by $0.6 million of business transaction costs related to the OWYN Acquisition.

    Adjusted EBITDA. Adjusted EBITDA increased $8.1 million, or 13.1%, for the thirteen weeks ended November 30, 2024, compared to the thirteen weeks ended November 25, 2023, driven primarily by higher gross profit. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Reconciliation of EBITDA and Adjusted EBITDA

    EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed as alternatives to net income as an indicator of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). The Company defines EBITDA as net income or loss before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude the following items: stock-based compensation expense, executive transition costs, business transaction costs, purchase price accounting, inventory step-up, integration costs, and other non-core expenses. The Company believes that EBITDA and Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors. Management of the Company uses EBITDA and Adjusted EBITDA to supplement net income because these measures reflect operating results of the on-going operations, eliminate items that are not directly attributable to the Company’s underlying operating performance, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics the Company’s management uses in its financial and operational decision making. The Company also believes that EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen weeks ended November 30, 2024, and November 25, 2023:

(In thousands)	Thirteen Weeks Ended
	November 30, 2024	November 25, 2023
Net income	$38,122	$35,561
Interest income	(776)	(1,090)
Interest expense	7,861	6,034
Income tax expense	9,553	11,547
Depreciation and amortization	5,047	5,605
EBITDA	59,807	57,657
Stock-based compensation expense	3,844	4,168
Executive transition costs	—	366
Business transaction costs	643	—
Inventory step-up	974	—
Integration of OWYN	4,931	—
Other (1)	(131)	(226)
Adjusted EBITDA	$70,068	$61,965
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

    We had $121.8 million in cash as of November 30, 2024. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

    Our material future cash requirements from contractual and other obligations relate primarily to our principal and interest payments for our Term Facility, as defined and discussed below, and our operating and finance leases. Refer to Note 6, Long-Term Debt and Line of Credit, and Note 9, Leases, of the Notes to Unaudited Consolidated Financial Statements in this Report for additional information related to the expected timing and amount of payments related to our contractual and other obligations.

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

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all covenants as of November 30, 2024, and August 31, 2024, respectively.

    At November 30, 2024, the outstanding balance of the Term Facility was $350.0 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended November 30, 2024. The outstanding balance of the Term Facility is due upon its maturity in March 2027. As of November 30, 2024, there were no amounts drawn against the Revolving Credit Facility.

OWYN Acquisition

On April 29, 2024, the Company’s wholly owned subsidiary, Simply Good Foods, USA, Inc. entered into a stock purchase agreement (“the Purchase Agreement”) to acquire Only What You Need, Inc. (“OWYN”), a plant-based protein food company (the “OWYN Acquisition”), for approximately $280.0 million. On June 13, 2024, pursuant to the Purchase Agreement, the Company completed the OWYN Acquisition by acquiring 100% of the equity interests for a cash purchase price at closing of $281.9 million, subject to certain customary post-closing adjustments. We acquired OWYN as a part of our vision to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements that will now offer plant-based products to a wider market of consumers.

The OWYN Acquisition was funded through a combination of incremental borrowings under our outstanding Term Facility, totaling $250.0 million, and cash on hand. Business transaction costs associated with the OWYN Acquisition within the Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended November 30, 2024, were $0.6 million, which consisted of legal, accounting, and other costs.

Stock Repurchase Program

    On October 21, 2022, we announced that our Board of Directors approved the addition of $50.0 million to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $150.0 million.

    The Company did not repurchase any shares of common stock during the thirteen weeks ended November 30, 2024, and November 25, 2023. As of November 30, 2024, approximately $71.5 million remained available for repurchases under our $150.0 million stock repurchase program. Refer to Note 11, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements in this Report for additional information related to our stock repurchase program.

Cash Flows

    The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Thirteen Weeks Ended
	November 30, 2024	November 25, 2023
Net cash provided by operating activities	$32,021	$47,523
Net cash used in investing activities	$(669)	$(800)
Net cash used in financing activities	$(42,331)	$(13,103)

    Operating activities. Our net cash provided by operating activities decreased $15.5 million to $32.0 million for the thirteen weeks ended November 30, 2024, compared to $47.5 million for the thirteen weeks ended November 25, 2023. The decrease in cash provided by operating activities was primarily attributable to changes in working capital for the thirteen weeks ended November 30, 2024, as compared to the thirteen weeks ended November 25, 2023. Changes in working capital, comprised of changes in accounts receivable, net, inventories, prepaid expenses, other current assets, accounts payable, accrued interest, accrued expenses and other current liabilities, and other assets and liabilities, were driven by the timing of payments and receipts, the OWYN Acquisition, and the seasonal building of inventory, which consumed cash of $20.8 million in the thirteen weeks ended November 30, 2024 compared to $4.1 million of cash consumed in the thirteen weeks ended November 25, 2023, a difference of $16.6 million. Income from operations increased by $2.8 million to $54.6 million for the thirteen weeks ended November 30, 2024, as compared to $51.8 million for the thirteen weeks ended November 25, 2023. Additionally, cash paid for interest was $7.5 million in the thirteen weeks ended November 30, 2024, which was an increase of $5.4 million as compared to the $2.1 million paid for interest in the thirteen weeks ended November 25, 2023.

    Investing activities. Our net cash used in investing activities was $0.7 million for the thirteen weeks ended November 30, 2024, compared to $0.8 million for the thirteen weeks ended November 25, 2023. Our net cash used in investing activities for the thirteen weeks ended November 30, 2024, was primarily comprised of $0.3 million of purchases of property and equipment and $0.4 million of investments in intangible and other assets. The $0.8 million of net cash used in investing activities for the thirteen weeks ended November 25, 2023, was primarily comprised of $0.7 million of purchases of property and equipment.

    Financing activities. Our net cash used in financing activities was $42.3 million for the thirteen weeks ended November 30, 2024, compared to $13.1 million for the thirteen weeks ended November 25, 2023. Net cash used in financing activities for the thirteen weeks ended November 30, 2024, primarily consisted of $50.0 million in principal payments on the Term Facility, and $2.3 million in tax payments related to the issuance of restricted stock units and performance stock units, partially offset by $10.0 million of cash proceeds received from option exercises. Net cash used in financing activities for the thirteen weeks ended November 25, 2023, primarily consisted of $10.0 million in principal payments on the Term Facility, and $3.6 million in tax payments related to issuance of restricted stock units and performance stock units, partially offset by $0.6 million of cash received on repayment of a note receivable.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

    There were no material changes in our market risk exposure during the thirteen-week period ended November 30, 2024. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

    Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2024, the Company’s disclosure controls and procedures were effective.

As discussed above, on June 13, 2024, we completed the OWYN Acquisition. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of OWYN and its affiliated entities. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. OWYN and its affiliated entities accounted for 15% of our total assets and 9% of our total net sales as of and for the thirteen weeks ended November 30, 2024.

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

Except as disclosed above, there were no changes in our internal controls over financial reporting during the quarter ended November 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

    None.

Item 3.    Defaults Upon Senior Securities

    None.

Item 4.    Mine Safety Disclosures

    Not Applicable.

Item 5.    Other Information

    In the three months ended November 30, 2024, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	January 8, 2025	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)