Form 10-Q
period 2025-03-01
Simply Good Foods Co
filed 2025-04-09
CIK 1702744

                 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 1, 2025

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

As of April 1, 2025, there were 101,017,731 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MARCH 1, 2025

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share and per share data)

	March 1, 2025	August 31, 2024
Assets
Current assets:
Cash	$103,682	$132,530
Accounts receivable, net	157,145	150,721
Inventories	163,734	142,107
Prepaid expenses	9,872	5,730
Other current assets	10,034	9,192
Total current assets	444,467	440,280

Long-term assets:
Property and equipment, net	22,790	24,830
Intangible assets, net	1,329,451	1,336,466
Goodwill	589,974	591,687
Other long-term assets	40,498	42,881
Total assets	$2,427,180	$2,436,144

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$75,065	$58,559
Accrued interest	59	265
Accrued expenses and other current liabilities	29,026	49,791
Total current liabilities	104,150	108,615

Long-term liabilities:
Long-term debt, less current maturities	298,537	397,485
Deferred income taxes	172,452	166,012
Other long-term liabilities	34,284	36,546
Total liabilities	609,423	708,658
See commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 103,415,302 and 102,515,315 shares issued at March 1, 2025, and August 31, 2024, respectively	1,034	1,025
Treasury stock, 2,365,100 shares and 2,365,100 shares at cost at March 1, 2025, and August 31, 2024, respectively	(78,451)	(78,451)
Additional paid-in-capital	1,335,892	1,319,686
Retained earnings	562,134	487,265
Accumulated other comprehensive loss	(2,852)	(2,039)
Total stockholders’ equity	1,817,757	1,727,486
Total liabilities and stockholders’ equity	$2,427,180	$2,436,144

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1, 2025	February 24, 2024	March 1, 2025	February 24, 2024
Net sales	$359,655	$312,199	$700,923	$620,877
Cost of goods sold	229,518	195,329	440,300	388,889
Gross profit	130,137	116,870	260,623	231,988

Operating expenses:
Selling and marketing	35,078	34,643	68,072	66,633
General and administrative	36,013	29,933	74,077	56,883
Depreciation and amortization	4,148	4,211	8,308	8,569
Business transaction costs	177	—	820	—
Total operating expenses	75,416	68,787	151,277	132,085

Income from operations	54,721	48,083	109,346	99,903

Other income (expense):
Interest income	701	924	1,477	2,014
Interest expense	(6,338)	(5,596)	(14,199)	(11,630)
(Loss) gain on foreign currency transactions	(125)	(23)	(5)	203
Other income	19	—	34	6
Total other income (expense)	(5,743)	(4,695)	(12,693)	(9,407)

Income before income taxes	48,978	43,388	96,653	90,496
Income tax expense	12,231	10,265	21,784	21,812
Net income	$36,747	$33,123	$74,869	$68,684

Other comprehensive income:
Foreign currency translation, net of reclassification adjustments	(426)	(15)	(813)	257
Comprehensive income	$36,321	$33,108	$74,056	$68,941

Earnings per share from net income:
Basic	$0.36	$0.33	$0.74	$0.69
Diluted	$0.36	$0.33	$0.74	$0.68
Weighted average shares outstanding:
Basic	101,040,501	99,905,643	100,724,155	99,767,769
Diluted	101,821,229	101,276,575	101,674,934	101,212,408

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Twenty-Six Weeks Ended
	March 1, 2025	February 24, 2024
Operating activities
Net income	$74,869	$68,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,135	10,792
Amortization of deferred financing costs and debt discount	951	992
Stock compensation expense	8,792	8,736
Estimated credit losses (gains)	101	(140)
Unrealized gain (loss) on foreign currency transactions	5	(203)
Deferred income taxes	6,440	7,722
Amortization of operating lease right-of-use asset	3,369	3,489
Other	168	(552)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,028)	(1,911)
Inventories	(22,445)	820
Prepaid expenses	(4,189)	(5,447)
Other current assets	(987)	(9,220)
Accounts payable	16,566	2,399
Accrued interest	(206)	(564)
Accrued expenses and other current liabilities	(19,470)	11,076
Other assets and liabilities	(3,804)	(2,682)
Net cash provided by operating activities	63,267	93,991

Investing activities
Purchases of property and equipment	(802)	(1,087)
Acquisition of business, net of cash acquired	1,713	—
Investments in intangible and other assets	(911)	(191)
Net cash used in investing activities	—	(1,278)

Financing activities
Proceeds from option exercises	10,136	3,015
Tax payments related to issuance of restricted stock units and performance stock units	(2,522)	(3,750)
Payments on finance lease obligations	—	(121)
Cash received on repayment of note receivable	—	1,200
Principal payments of long-term debt	(100,000)	(45,000)
Net cash used in financing activities	(92,386)	(44,656)

Cash and cash equivalents
Net (decrease) increase in cash	(29,119)	48,057
Effect of exchange rate on cash	271	104
Cash at beginning of period	132,530	87,715
Cash and cash equivalents at end of period	$103,682	$135,876

	Twenty-Six Weeks Ended
	March 1, 2025	February 24, 2024
Supplemental disclosures of cash flow information
Cash paid for interest	$13,454	$11,202
Cash paid for taxes	$19,122	$14,884
Non-cash investing and financing transactions
Non-cash credits for repayment of note receivable	$353	$445
Non-cash additions to property and equipment	$—	$21
Non-cash additions to intangible assets	$32	$31

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 31, 2024	102,515,315	$1,025	2,365,100	$(78,451)	$1,319,686	$487,265	$(2,039)	$1,727,486
Net income	—	—	—	—	—	38,122	—	38,122
Stock-based compensation	—	—	—	—	3,654	—	—	3,654
Foreign currency translation adjustments	—	—	—	—	—	—	(387)	(387)
Shares issued upon vesting of restricted stock units and performance stock units	164,093	2	—	—	(2,317)	—	—	(2,315)
Exercise of options to purchase common stock	713,751	7	—	—	9,977	—	—	9,984
Balance at November 30, 2024	103,393,159	$1,034	2,365,100	$(78,451)	$1,331,000	$525,387	$(2,426)	$1,776,544
Net income	—	—	—	—	—	36,747	—	36,747
Stock-based compensation	—	—	—	—	4,947	—	—	4,947
Foreign currency translation adjustments	—	—	—	—	—	—	(426)	(426)
Shares issued upon vesting of restricted stock units	18,229	—	—	—	(207)	—	—	(207)
Exercise of options to purchase common stock	3,914	—	—	—	152	—	—	152
Balance at March 1, 2025	103,415,302	$1,034	2,365,100	$(78,451)	$1,335,892	$562,134	$(2,852)	$1,817,757

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 26, 2023	101,929,868	$1,019	2,365,100	$(78,451)	$1,303,168	$347,956	$(2,593)	$1,571,099
Net income	—	—	—	—	—	35,561	—	35,561
Stock-based compensation	—	—	—	—	3,888	—	—	3,888
Foreign currency translation adjustments	—	—	—	—	—	—	272	272
Shares issued upon vesting of restricted stock units and performance stock units	245,365	3	—	—	(3,645)	—	—	(3,642)
Balance at November 25, 2023	102,175,233	$1,022	2,365,100	$(78,451)	$1,303,411	$383,517	$(2,321)	$1,607,178
Net income	—	—	—	—	—	33,123	—	33,123
Stock-based compensation	—	—	—	—	4,288	—	—	4,288
Foreign currency translation adjustments	—	—	—	—	—	—	(15)	(15)
Shares issued upon vesting of restricted stock units	5,285	—	—	—	(107)	—	—	(107)
Exercise of options to purchase common stock	173,100	2	—	—	3,013	—	—	3,015
Balance at February 24, 2024	102,353,618	$1,024	2,365,100	$(78,451)	$1,310,605	$416,640	$(2,336)	$1,647,482

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which will improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions such as cost of sales, SG&A, and R&D. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued or made available. The amendments should be applied on either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

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

The OWYN Acquisition was funded through a combination of incremental borrowings under our outstanding Term Facility, as defined below, totaling $250.0 million and cash on hand. During the thirteen weeks ended March 1, 2025, the Company received a post-closing release from escrow of approximately $1.7 million related to net working capital adjustments, resulting in a total net consideration paid of $280.2 million as of March 1, 2025. Business transaction costs within the Consolidated Statements of Operations and Comprehensive Income for the twenty-six weeks ended March 1, 2025, were $0.8 million, which consisted of legal, accounting, and other costs.

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

The preliminary June 13, 2024, fair value is as follows:

Assets acquired:
Cash and cash equivalents	$1,476
Accounts receivable, net	14,214
Inventories(1)	38,955
Prepaid assets	563
Property and equipment, net	136
Intangible assets, net(2)	243,626
Other long-term assets	6
Liabilities assumed:
Accounts payable	20,378
Other current liabilities	3,753
Deferred tax liability(3)	41,513
Total identifiable net assets	233,332
Goodwill(4)	46,840
Total assets acquired and liabilities assumed	$280,172

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

Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date. During the thirteen weeks ended March 1, 2025, a measurement period adjustment of $1.7 million was recorded to goodwill. The final fair value determination of the assets acquired and liabilities assumed will be completed prior to one year from the transaction completion, consistent with ASC 805.

The results of OWYN’s operations have been included in the Simply Good Foods’ Consolidated Financial Statements since the acquisition date. The Company has not disclosed earnings from the acquired OWYN business as they are immaterial. The following table provides net sales from the acquired OWYN business included in the Company’s results:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
(In thousands)	March 1, 2025	March 1, 2025
Net sales	$33,806	$66,060

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

The following unaudited pro forma combined financial information presents combined results of the Company assuming the OWYN Acquisition occurred at the beginning of fiscal year 2024:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
(In thousands)	February 24, 2024	February 24, 2024
Net sales	$338,851	$669,508
Net income	$25,914	$57,172

4. Revenue Recognition

Revenue from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and brands:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	March 1, 2025	February 24, 2024	March 1, 2025	February 24, 2024
North America (1)
Atkins	$108,650	$122,755	$216,818	$242,253
Quest	210,771	180,874	402,708	362,337
OWYN	33,806	—	66,060	—
Total North America	353,227	303,629	685,586	604,590
International	6,428	8,570	15,337	16,287
Total net sales	$359,655	$312,199	$700,923	$620,877
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

Charges related to credit losses on accounts receivable from transactions with external customers were $(0.6) million and $0.1 million for the thirteen and twenty-six weeks ended March 1, 2025, respectively. Charges related to credit losses on accounts receivable from transactions with external customers were $(0.2) million and $(0.1) million for the thirteen and twenty-six weeks ended February 24, 2024, respectively. As of March 1, 2025, and August 31, 2024, the allowance for credit losses related to accounts receivable were $1.2 million and $0.7 million, respectively.

5. Goodwill and Intangibles

Changes to Goodwill during the twenty-six weeks ended March 1, 2025, were as follows:

(In thousands)	Goodwill
Balance as of August 31, 2024	$591,687
Acquisition of business	(1,713)
Balance as of March 1, 2025	$589,974

The change in the Company's Goodwill from August 31, 2024, to March 1, 2025, is the result of the acquisition method of accounting related to the OWYN Acquisition, as described in Note 3. There were no impairment charges related to goodwill during the thirteen and twenty-six weeks ended March 1, 2025, or since the inception of the Company.

Intangible assets, net in the Consolidated Balance Sheets consists of the following:

				March 1, 2025
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$1,197,000	$—	$1,197,000
Intangible assets with finite lives:
Customer relationships	15 years			194,500	71,655	122,845
Licensing agreements	13 years			22,000	13,374	8,626
Proprietary recipes and formulas	7 years			7,000	7,000	—
Software and website development costs	3	-	5 years	5,034	4,939	95
Intangible assets in progress	3	-	5 years	885	—	885
				$1,426,419	$96,968	$1,329,451

				August 31, 2024
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$1,197,000	$—	$1,197,000
Intangible assets with finite lives:
Customer relationships	15 years			194,500	65,171	129,329
Licensing agreements	13 years			22,000	12,415	9,585
Proprietary recipes and formulas	7 years			7,000	7,000	—
Software and website development costs	3	-	5 years	5,034	4,921	113
Intangible assets in progress	3	-	5 years	439	—	439
				$1,425,973	$89,507	$1,336,466

Changes in Intangible assets, net during the twenty-six weeks ended March 1, 2025, were primarily related to recurring amortization expense. Amortization expense related to intangible assets was $3.7 million and $3.8 million for the thirteen weeks ended March 1, 2025, and February 24, 2024, respectively, and $7.5 million and $7.7 million for the twenty-six weeks ended March 1, 2025, and February 24, 2024, respectively. There were no impairment charges related to its finite-lived intangible assets during the thirteen and twenty-six weeks ended March 1, 2025, and February 24, 2024.

    Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2025	$7,456
2026	14,891
2027	14,891
2028	14,891
2029	14,891
2030 and thereafter	64,546
Total	$131,566

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

On January 31, 2025, the Company entered into a seventh amendment (the “2025 Repricing Amendment”) to the Credit Agreement to reduce the interest rate per annum applicable to the Initial Term Loans outstanding under the Credit Agreement immediately prior to the effective date of the 2025 Repricing Amendment.

Effective as of the 2025 Repricing Amendment, the interest rate per annum for the Initial Term Loans is based on either:
i.A base rate equaling the higher of (a) the “prime rate,” (b) the federal funds effective rate plus 0.50%, or (c) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) applicable for an interest period of one month plus 1.00% plus (x) 1.00% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility; or
ii.SOFR, subject to a floor of 0.50%, plus (x) 2.00% margin for the Term Loan or (y) 3.00% margin for the Revolving Credit Facility.

In connection with the closing of the 2025 Repricing Amendment, the Company expensed $0.7 million of non-deferrable third-party costs through General and administrative.

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

The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all covenants as of March 1, 2025, and August 31, 2024, respectively.

Long-term debt consists of the following:

(In thousands)	March 1, 2025	August 31, 2024
Term Facility (effective rate of 6.3% at March 1, 2025)	$300,000	$400,000
Less: Deferred financing fees	1,463	2,515
Long-term debt, net of deferred financing fees	$298,537	$397,485

The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended March 1, 2025. The outstanding balance of the Term Facility is due upon its maturity in March 2027.

As of March 1, 2025, the Company had letters of credit in the amount of $0.9 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support two of the Company’s leased buildings. No amounts were drawn against these letters of credit as of March 1, 2025.

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of March 1, 2025, and August 31, 2024, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

Components of the balance sheet such as accounts receivable, cash and cash equivalents, and others approximate fair value as of March 1, 2025.

8. Income Taxes

The tax expense and the effective tax rate resulting from operations were as follows:

	Twenty-Six Weeks Ended
(In thousands)	March 1, 2025	February 24, 2024
Income before income taxes	$96,653	$90,496
Provision for income taxes	$21,784	$21,812
Effective tax rate	22.5%	24.1%

The effective tax rate for the twenty-six weeks ended March 1, 2025, was 1.6% lower than the effective tax rate for the twenty-six weeks ended February 24, 2024, which was primarily driven by permanent differences, principally stock-based compensation.

9. Leases

The components of lease expense were as follows:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	Statements of Operations Caption	March 1, 2025	February 24, 2024	March 1, 2025	February 24, 2024
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$2,210	$2,255	$4,419	$4,514
Variable lease cost (1)	Cost of goods sold and General and administrative	1,200	954	2,058	1,750
Total operating lease cost		3,410	3,209	6,477	6,264
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	—	52	—	105
Interest on lease liabilities	Interest expense	—	1	—	2
Total finance lease cost		—	53	—	107

Total lease cost		$3,410	$3,262	$6,477	$6,371
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

The right-of-use assets and corresponding liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheets Caption	March 1, 2025	August 31, 2024
Assets
Operating lease right-of-use assets	Other long-term assets	$31,728	$35,097
Total lease assets		$31,728	$35,097
Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$4,432	$5,494
Long-term:
Operating lease liabilities	Other long-term liabilities	31,877	34,330
Total lease liabilities		$36,309	$39,824

Future maturities of lease liabilities as of March 1, 2025, were as follows:

(In thousands)	Operating Leases
Fiscal year ending:
Remainder of 2025	$2,972
2026	6,783
2027	6,936
2028	6,267
2029	6,183
Thereafter	14,679
Total lease payments	43,820
Less: Interest	(7,511)
Present value of lease liabilities	$36,309

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	March 1, 2025	August 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	6.45	6.50
Weighted-average discount rate
Operating leases	5.4%	5.1%

Supplemental and other information related to leases was as follows:

	Twenty-Six Weeks Ended
(In thousands)	March 1, 2025	February 24, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,101	$6,040
Operating cash flows from finance leases	$—	$444
Financing cash flows from finance leases	$—	$121

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

Other

The Company enters into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Quest, Atkins, and OWYN brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of contracts in place and achievement of performance conditions as of March 1, 2025, the Company will be required to make payments of $1.8 million over the next year.

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

The Company did not repurchase any shares of common stock during the twenty-six weeks ended March 1, 2025, or the twenty-six weeks ended February 24, 2024. As of March 1, 2025, approximately $71.5 million remained available under the stock repurchase program.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except per share data)	March 1, 2025	February 24, 2024	March 1, 2025	February 24, 2024
Basic earnings per share computation:
Numerator:
Net income available to common stockholders	$36,747	$33,123	$74,869	$68,684
Denominator:
Weighted average common shares outstanding - basic	101,040,501	99,905,643	100,724,155	99,767,769
Basic earnings per share from net income	$0.36	$0.33	$0.74	$0.69

Diluted earnings per share computation:
Numerator:
Net income available for common stockholders	$36,747	$33,123	$74,869	$68,684
Numerator for diluted earnings per share	$36,747	$33,123	$74,869	$68,684
Denominator:
Weighted average common shares outstanding - basic	101,040,501	99,905,643	100,724,155	99,767,769
Employee stock options	643,584	1,185,131	777,751	1,189,346
Non-vested stock units	137,144	185,801	173,028	255,293
Weighted average common shares - diluted	101,821,229	101,276,575	101,674,934	101,212,408
Diluted earnings per share from net income	$0.36	$0.33	$0.74	$0.68

Diluted earnings per share calculations for the thirteen and twenty-six week periods ended March 1, 2025, excluded 0.4 million and 0.7 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive. Diluted earnings per share calculations for the thirteen and twenty-six week periods ended February 24, 2024, excluded 0.6 million and 0.8 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive.

Diluted earnings per share calculations for the thirteen and twenty-six week periods ended March 1, 2025, excluded an immaterial number of non-vested stock units that would have been anti-dilutive. Diluted earnings per share calculations for the thirteen and twenty-six week periods ended February 24, 2024, excluded an immaterial number of non-vested stock units that would have been anti-dilutive.

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

The Company recorded stock-based compensation expense of $4.9 million and $4.6 million in the thirteen weeks ended March 1, 2025, and February 24, 2024, respectively, and $8.8 million and $8.7 million in the twenty-six weeks ended March 1, 2025, and February 24, 2024, respectively.

Stock Options

The following table summarizes stock option activity for the twenty-six weeks ended March 1, 2025:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 31, 2024	2,410,567	$20.75	4.39
Granted	—	—
Exercised	(717,665)	14.12
Forfeited	(19,694)	40.07
Outstanding as of March 1, 2025	1,673,208	$23.36	4.66
Vested and expected to vest as of March 1, 2025	1,673,208	$23.36	4.66
Exercisable as of March 1, 2025	1,476,609	$21.55	4.21

As of March 1, 2025, the Company had $1.4 million of total unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.1 years. During the twenty-six weeks ended March 1, 2025, and February 24, 2024, the Company received $10.1 million and $3.0 million in cash from stock option exercises, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the twenty-six weeks ended March 1, 2025:

	Units	Weighted average grant-date fair value
Non-vested as of August 31, 2024	546,271	$37.38
Granted	322,060	35.55
Vested	(239,630)	37.52
Forfeited	(15,865)	38.08
Non-vested as of March 1, 2025	612,836	$36.34

As of March 1, 2025, the Company had $16.7 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.9 years.

Performance Stock Units

During the twenty-six weeks ended March 1, 2025, the Board of Directors granted performance stock units under the Company’s 2017 Omnibus Incentive Plan. The number of shares issuable as a result of grants of performance stock units is determined based on market-based criteria, performance-based criteria, or a combination of market-based criteria and performance-based criteria. The number of shares may be increased or decreased based on the results of these metrics in accordance with the terms established at the date of grant.

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

The following table summarizes performance stock unit activity for the twenty-six weeks ended March 1, 2025:

	Units	Weighted average grant-date fair value
Non-vested as of August 31, 2024	179,791	$59.08
Granted	154,089	48.03
Vested	(12,175)	63.42
Forfeited	(41,604)	60.84
Non-vested as of March 1, 2025	280,101	$52.55

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

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	March 1, 2025	February 24, 2024
Expected volatility	31.38%	33.96%
Expected dividend yield	—%	—%
Expected performance term	2.93	2.93
Risk-free rate of return	4.14%	4.62%
Fair value	$54.41	$57.43

As of March 1, 2025, the Company had $7.8 million of total unrecognized compensation cost related to performance stock units that will be recognized over an expected weighted average period of 1.7 years.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the Company’s common stock price and are awarded to non-employee consultants of the Company. The SARs settle in shares of its common stock once the applicable vesting criteria have been met. The SARs outstanding as of March 1, 2025, cliff vested two years from the date of grant and must be exercised within five years from the date of grant.

The following table summarizes SARs activity for the twenty-six weeks ended March 1, 2025:

	Shares underlying SARs	Weighted average exercise price
Outstanding as of August 31, 2024	150,000	$37.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 1, 2025	150,000	$37.67
Vested as of March 1, 2025	150,000	$37.67
Exercisable as of March 1, 2025	150,000	$37.67

The SARs outstanding as of the twenty-six weeks ended March 1, 2025, are liability-classified; therefore, the related stock-based compensation expense is based on the vesting provisions and the fair value of the awards.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements. When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements include, but are not limited to, our expectations regarding our supply chain, including but not limited to, raw materials and logistics costs, the effect of price increases, inflationary pressure on us and our contract manufacturers, changes in taxes, tariffs, duties, governmental laws and regulations, our growth, our competitive position, and the unforeseen business disruptions or other effects due to current global geopolitical tension. We disclaim any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by applicable law. These statements reflect our current views with respect to future events and are based on assumptions subject to risks and uncertainties. Such risks and uncertainties include those related to our ability to sell our products.

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

To that end, in June 2024, we completed the acquisition of OWYN, a plant-based protein food company, for a cash purchase price of approximately $280.0 million (subject to customary adjustments). For more information, please see “Liquidity and Capital Resources-OWYN Acquisition”.

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

Business Trends

During the thirteen and twenty-six weeks ended March 1, 2025, our business performance improved principally due to Quest volume growth and the OWYN Acquisition. We expect fiscal year 2025 organic sales growth to be driven primarily by volume and have strong advertising and marketing plans in place, as well as innovation, merchandising and promotions that we believe should enable us to achieve our objectives.

We continue to monitor macroeconomic trends and uncertainties such as key ingredient inflation, the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs, which may have adverse effects on net sales and profitability. As a result of the tariffs announced by the U.S. presidential administration on April 2, 2025, and potential tariff modifications or the imposition of tariffs or export controls by other countries, we anticipate increased supply chain challenges, commodity cost volatility, and consumer and economic uncertainty due to rapid changes in global trade policies. Based on preliminary analysis of the potential effects of the announced tariffs and these other factors, we do not expect these factors to result in a material negative effect on our net sales or profitability for the remainder of fiscal year 2025. However, we are continuing to evaluate these factors and their potential effects as well as our ability to potentially offset all or a portion of cost increases through pricing actions and cost savings efforts for fiscal year 2026 planning. Economic pressures on customers and consumers, including the challenges of high inflation and the effects of increased tariffs, may negatively affect our net sales and profitability in the future.

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
•General and administrative. General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support our business, including employee compensation, employee stock-based compensation, professional services, executive transition costs, integration costs, restructuring costs, insurance and other general corporate expenses.
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

Results of Operations

During the thirteen weeks ended March 1, 2025, our net sales increased 15.2% to $359.7 million compared to $312.2 million for the thirteen weeks ended February 24, 2024, driven by the OWYN Acquisition. Gross profit increased during the quarter, driven by higher sales volumes, while gross margin decreased 120 basis points primarily as a result of the inclusion of OWYN. We expect to see continued growth during fiscal year 2025 by building on our existing capabilities and strengthening the position of our brands in the marketplace. We will continue to invest in our business and improve our operating efficiencies as well as continuing the integration of OWYN.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended March 1, 2025, and the Thirteen Weeks Ended February 24, 2024

The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	March 1, 2025	% of Net Sales	February 24, 2024	% of Net Sales
Net sales	$359,655	100.0%	$312,199	100.0%
Cost of goods sold	229,518	63.8%	195,329	62.6%
Gross profit	130,137	36.2%	116,870	37.4%

Operating expenses:
Selling and marketing	35,078	9.8%	34,643	11.1%
General and administrative	36,013	10.0%	29,933	9.6%
Depreciation and amortization	4,148	1.2%	4,211	1.3%
Business transaction costs	177	—%	—	—%
Total operating expenses	75,416	21.0%	68,787	22.0%

Income from operations	54,721	15.2%	48,083	15.4%

Other income (expense):
Interest income	701	0.2%	924	0.3%
Interest expense	(6,338)	(1.8)%	(5,596)	(1.8)%
Loss on foreign currency transactions	(125)	—%	(23)	—%
Other income	19	—%	—	—%
Total other income (expense)	(5,743)	(1.6)%	(4,695)	(1.5)%

Income before income taxes	48,978	13.6%	43,388	13.9%
Income tax expense	12,231	3.4%	10,265	3.3%
Net income	$36,747	10.2%	$33,123	10.6%

Other financial data:
Adjusted EBITDA (1)	$68,001	18.9%	$57,840	18.5%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Net sales. Net sales were $359.7 million for the thirteen weeks ended March 1, 2025, compared to $312.2 million for the thirteen weeks ended February 24, 2024, representing an increase of $47.5 million, or 15.2%, driven primarily by Quest volume growth and the OWYN Acquisition. North America net sales increased 16.3% in the thirteen weeks ended March 1, 2025, compared to the thirteen weeks ended February 24, 2024, and International net sales decreased $2.1 million during the same period.

Cost of goods sold. Cost of goods sold increased $34.2 million, or 17.5%, for the thirteen weeks ended March 1, 2025, compared to the thirteen weeks ended February 24, 2024. The cost of goods sold increase was driven by higher sales volumes, primarily as a result of growth for Quest and the OWYN Acquisition, and the effect of the non-cash $0.4 million inventory step-up charge related to the OWYN Acquisition, which were partially offset by lower ingredient and packaging costs.

Gross profit. Gross profit increased $13.3 million, or 11.4%, to $130.1 million for the thirteen weeks ended March 1, 2025, compared to the thirteen weeks ended February 24, 2024. Gross profit margin was 36.2% of net sales for the thirteen weeks ended March 1, 2025, a decrease of 120 basis points from 37.4% of net sales for the thirteen weeks ended February 24, 2024. The decrease in gross profit margin is primarily driven by lower gross profit margins of the OWYN business and is inclusive of the effect of the non-cash $0.4 million inventory step-up charge related to the OWYN Acquisition.

Operating expenses. Operating expenses increased $6.6 million, or 9.6%, for the thirteen weeks ended March 1, 2025, compared to the thirteen weeks ended February 24, 2024, due to the following:

•Selling and marketing. Selling and marketing expenses increased $0.4 million, or 1.3%, for the thirteen weeks ended March 1, 2025, compared to the thirteen weeks ended February 24, 2024, driven primarily by the OWYN Acquisition and partially offset by a decrease in marketing spend on the legacy business.
•General and administrative. General and administrative expenses increased $6.1 million, or 20.3%, for the thirteen weeks ended March 1, 2025, compared to the thirteen weeks ended February 24, 2024. The increase in general and administrative expenses was driven by an increase of $2.0 million in integration costs primarily attributable to OWYN, and $0.7 million in term loan transaction fees related to the 2025 Repricing Amendment, $0.4 million in stock-based compensation, and higher employee-related costs and corporate expenses.
•Depreciation and amortization. Depreciation and amortization expense was $4.1 million for the thirteen weeks ended March 1, 2025, and $4.2 million for the thirteen weeks ended February 24, 2024, respectively.
•Business transaction costs. Business transaction costs were $0.2 million for the thirteen weeks ended March 1, 2025 and were comprised of expenses related to the OWYN Acquisition.
Interest income. Interest income decreased $0.2 million for the thirteen weeks ended March 1, 2025, compared to the thirteen weeks ended February 24, 2024.

Interest expense. Interest expense increased $0.7 million for the thirteen weeks ended March 1, 2025, compared to the thirteen weeks ended February 24, 2024, primarily due to the effect of the incremental borrowing associated with the OWYN Acquisition on June 13, 2024, and principal payments reducing the outstanding balance of the Term Facility (as defined below) to $300.0 million subsequent to the borrowing as of March 1, 2025.

Loss on foreign currency transactions. Foreign currency transactions resulted in a loss of $0.1 million and an immaterial loss for the thirteen weeks ended March 1, 2025, and February 24, 2024, respectively. The variance is attributable to changes in foreign currency rates related to our international operations.

Income tax expense. Income tax expense increased $2.0 million for the thirteen weeks ended March 1, 2025, compared to the thirteen weeks ended February 24, 2024. The increase in our income tax expense was primarily driven by higher income from operations and changes in permanent differences.

Net income. Net income was $36.7 million for the thirteen weeks ended March 1, 2025, an increase of $3.6 million, compared to net income of $33.1 million for the thirteen weeks ended February 24, 2024. Net income benefited from higher gross profit and income from operations, and was partially offset by an increase in income tax expense of $2.0 million.

Adjusted EBITDA. Adjusted EBITDA increased $10.2 million, or 17.6%, for the thirteen weeks ended March 1, 2025, compared to the thirteen weeks ended February 24, 2024, driven primarily by higher gross profit. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Comparison of Unaudited Results for the Twenty-Six Weeks Ended March 1, 2025, and the Twenty-Six Weeks Ended February 24, 2024

The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	March 1, 2025	% of Net Sales	February 24, 2024	% of Net Sales
Net sales	$700,923	100.0%	$620,877	100.0%
Cost of goods sold	440,300	62.8%	388,889	62.6%
Gross profit	260,623	37.2%	231,988	37.4%

Operating expenses:
Selling and marketing	68,072	9.7%	66,633	10.7%
General and administrative	74,077	10.6%	56,883	9.2%
Depreciation and amortization	8,308	1.2%	8,569	1.4%
Business transaction costs	820	0.1%	—	—%
Total operating expenses	151,277	21.6%	132,085	21.3%

Income from operations	109,346	15.6%	99,903	16.1%

Other income (expense):
Interest income	1,477	0.2%	2,014	0.3%
Interest expense	(14,199)	(2.0)%	(11,630)	(1.9)%
(Loss) gain on foreign currency transactions	(5)	—%	203	—%
Other income	34	—%	6	—%
Total other income (expense)	(12,693)	(1.8)%	(9,407)	(1.5)%

Income before income taxes	96,653	13.8%	90,496	14.6%
Income tax expense	21,784	3.1%	21,812	3.5%
Net income	$74,869	10.7%	$68,684	11.1%

Other financial data:
Adjusted EBITDA (1)	$138,069	19.7%	$119,805	19.3%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Net sales. Net sales of $700.9 million represented an increase of $80.0 million, or 12.9%, for the twenty-six weeks ended March 1, 2025, compared to the twenty-six weeks ended February 24, 2024, driven primarily by Quest volume growth and the OWYN Acquisition. North America and International net sales increased 13.4% and decreased 5.8%, respectively, versus last year.

Cost of goods sold. Cost of goods sold increased $51.4 million, or 13.2%, for the twenty-six weeks ended March 1, 2025, compared to the twenty-six weeks ended February 24, 2024. The cost of goods sold increase was driven by higher sales volumes, primarily as a result of growth for Quest and the OWYN Acquisition, and the effect of the non-cash $1.4 million inventory step-up charge related to the OWYN Acquisition, which were partially offset by lower ingredient and packaging costs.

Gross profit. Gross profit increased $28.6 million, or 12.3%, to $260.6 million for the twenty-six weeks ended March 1, 2025, compared to the twenty-six weeks ended February 24, 2024. Gross profit margin was 37.2% of net sales for the twenty-six weeks ended March 1, 2025, a decrease of 20 basis points from 37.4% of net sales for the twenty-six weeks ended February 24, 2024. The decrease in gross profit margin is primarily driven by lower gross profit margins of the OWYN business, partially offset by favorable commodity expenses, and is inclusive of the non-cash $1.4 million inventory step-up charge related to the OWYN Acquisition.

Operating expenses. Operating expenses increased $19.2 million, or 14.5%, for the twenty-six weeks ended March 1, 2025, compared to the twenty-six weeks ended February 24, 2024, due to the following:

•Selling and marketing. Selling and marketing expenses increased $1.4 million, or 2.2%, for the twenty-six weeks ended March 1, 2025, compared to the twenty-six weeks ended February 24, 2024, driven primarily by the OWYN Acquisition and partially offset by a decrease in marketing spend on the legacy business.

•General and administrative. General and administrative expenses increased $17.2 million, or 30.2%, for the twenty-six weeks ended March 1, 2025, compared to the twenty-six weeks ended February 24, 2024. The increase in general and administrative expense was driven by an increase of $6.9 million in integration costs and $6.1 million in employee-related costs primarily attributable to OWYN, and $0.7 million in term loan transaction fees related to the 2025 Repricing Amendment, and higher corporate expenses.
•Depreciation and amortization. Depreciation and amortization expenses were $8.3 million and $8.6 million for the twenty-six weeks ended March 1, 2025, compared to the twenty-six weeks ended February 24, 2024, respectively.
•Business transaction costs. Business transaction costs were $0.8 million for the twenty-six weeks ended March 1, 2025 and were comprised of expenses related to the OWYN Acquisition.

Interest income. Interest income decreased by $0.5 million for the twenty-six weeks ended March 1, 2025, compared to the twenty-six weeks ended February 24, 2024, due to lower cash balances and the decrease of interest rates.

Interest expense. Interest expense increased $2.6 million for the twenty-six weeks ended March 1, 2025, compared to the twenty-six weeks ended February 24, 2024, primarily due to the effect of the incremental borrowing associated with the OWYN Acquisition on June 13, 2024, and principal payments reducing the outstanding balance of the Term Facility (as defined below) to $300.0 million subsequent to the borrowing as of March 1, 2025.

(Loss) gain on foreign currency transactions. Foreign currency transactions resulted in an immaterial loss and a $0.2 million gain for the twenty-six weeks ended March 1, 2025, and February 24, 2024, respectively. The variance is attributable to changes in foreign currency rates related to our international operations.

Income tax expense. Income tax expense was $21.8 million for the twenty-six weeks ended March 1, 2025, and the twenty-six weeks ended February 24, 2024, respectively.

Net income. Net income was $74.9 million for the twenty-six weeks ended March 1, 2025, an increase of $6.2 million compared to net income of $68.7 million for the twenty-six weeks ended February 24, 2024. Net income was benefited by higher gross profit and income from operations and was partially offset by higher stock-based compensation expenses.

Adjusted EBITDA. Adjusted EBITDA increased $18.3 million, or 15.2% for the twenty-six weeks ended March 1, 2025, compared to the twenty-six weeks ended February 24, 2024, driven primarily by higher net gross profit. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Reconciliation of EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed as alternatives to net income as an indicator of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). The Company defines EBITDA as net income or loss before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude the following items: stock-based compensation expense, executive transition costs, business transaction costs, purchase price accounting, inventory step-up, integration costs, term loan transaction fees, and other non-core expenses. The Company believes that EBITDA and Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors. Management of the Company uses EBITDA and Adjusted EBITDA to supplement net income because these measures reflect operating results of the on-going operations, eliminate items that are not directly attributable to the Company’s underlying operating performance, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics the Company’s management uses in its financial and operational decision making. The Company also believes that EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen and twenty-six weeks ended March 1, 2025, and February 24, 2024:

(In thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1, 2025	February 24, 2024	March 1, 2025	February 24, 2024
Net income	$36,747	$33,123	$74,869	$68,684
Interest income	(701)	(924)	(1,477)	(2,014)
Interest expense	6,338	5,596	14,199	11,630
Income tax expense	12,231	10,265	21,784	21,812
Depreciation and amortization	5,088	5,187	10,135	10,792
EBITDA	59,703	53,247	119,510	110,904
Stock-based compensation expense	4,948	4,568	8,792	8,736
Executive transition costs	—	—	—	366
Business transaction costs	177	—	820	—
Inventory step-up	438	—	1,412	—
Integration of OWYN	1,955	—	6,886	—
Term loan transaction fees	715	—	715	—
Other (1)	65	25	(66)	(201)
Adjusted EBITDA	$68,001	$57,840	$138,069	$119,805
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

We had $103.7 million in cash as of March 1, 2025. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

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

On January 31, 2025, the Company entered into a seventh amendment (the “2025 Repricing Amendment”) to the Credit Agreement to reduce the interest rate per annum applicable to the Initial Term Loans outstanding under the Credit Agreement immediately prior to the effective date of the 2025 Repricing Amendment.

Effective as of the 2025 Repricing Amendment, the interest rate per annum for the Initial Term Loans is based on either:
i.A base rate equaling the higher of (a) the “prime rate,” (b) the federal funds effective rate plus 0.50%, or (c) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) applicable for an interest period of one month plus 1.00% plus (x) 1.00% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility; or
ii.SOFR, subject to a floor of 0.50%, plus (x) 2.00% margin for the Term Loan or (y) 3.00% margin for the Revolving Credit Facility.

In connection with the closing of the 2025 Repricing Amendment, the Company expensed $0.7 million of non-deferrable third-party costs through General and administrative.

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

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all covenants as of March 1, 2025, and August 31, 2024, respectively.

At March 1, 2025, the outstanding balance of the Term Facility was $300.0 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended March 1, 2025. The outstanding balance of the Term Facility is due upon its maturity in March 2027. As of March 1, 2025, there were no amounts drawn against the Revolving Credit Facility.

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

The OWYN Acquisition was funded through a combination of incremental borrowings under our outstanding Term Facility, totaling $250.0 million, and cash on hand. During the thirteen weeks ended March 1, 2025, the Company received a post-closing release from escrow of approximately $1.7 million related to net working capital adjustments, resulting in a total net consideration paid of $280.2 million as of March 1, 2025. Business transaction costs associated with the OWYN Acquisition within the Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended March 1, 2025, were $0.2 million, which consisted of legal, accounting, and other costs.

Stock Repurchase Program

On October 21, 2022, we announced that our Board of Directors approved the addition of $50.0 million to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $150.0 million.

The Company did not repurchase any shares of common stock during the twenty-six weeks ended March 1, 2025, and February 24, 2024. As of March 1, 2025, approximately $71.5 million remained available for repurchases under our $150.0 million stock repurchase program. Refer to Note 11, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements in this Report for additional information related to our stock repurchase program.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Twenty-Six Weeks Ended
	March 1, 2025	February 24, 2024
Net cash provided by operating activities	$63,267	$93,991
Net cash used in investing activities	$—	$(1,278)
Net cash used in financing activities	$(92,386)	$(44,656)

Operating activities. Our net cash provided by operating activities decreased $30.7 million to $63.3 million for the twenty-six weeks ended March 1, 2025, compared to $94.0 million for the twenty-six weeks ended February 24, 2024. The decrease in cash provided by operating activities was primarily attributable to changes in working capital for the twenty-six weeks ended March 1, 2025, as compared to the twenty-six weeks ended February 24, 2024. Changes in working capital, comprised of changes in accounts receivable, net, inventories, prepaid expenses, other current assets, accounts payable, accrued interest, accrued expenses and other current liabilities, and other assets and liabilities, were driven by the timing of payments and receipts, the OWYN Acquisition and the seasonal building of inventory, which consumed cash of $41.6 million in the twenty-six weeks ended March 1, 2025, compared to $5.5 million of cash consumed in the twenty-six weeks ended February 24, 2024, a difference of $36.0 million. Income from operations increased by $9.4 million to $109.3 million for the twenty-six weeks ended March 1, 2025, as compared to $99.9 million for the twenty-six weeks ended February 24, 2024. Additionally, cash paid for interest was $13.5 million in the twenty-six weeks ended March 1, 2025, which was an increase of $2.3 million as compared to the $11.2 million paid for interest in the twenty-six weeks ended February 24, 2024.

Investing activities. Our net cash used in investing activities was immaterial for the twenty-six weeks ended March 1, 2025, compared to net cash used in investing activities of $1.3 million for the twenty-six weeks ended February 24, 2024. Our net cash used investing activities for the twenty-six weeks ended March 1, 2025, was primarily comprised of $0.8 million of purchases of property and equipment and $0.9 million of investments in intangible and other assets, and was offset by $1.7 million of cash proceeds received from escrow related to net working capital adjustments related to the OWYN Acquisition. The $1.3 million of net cash used in investing activities for the twenty-six weeks ended February 24, 2024, was primarily comprised of $1.1 million of purchases of property and equipment.

Financing activities. Our net cash used in financing activities was $92.4 million for the twenty-six weeks ended March 1, 2025, compared to $44.7 million for the twenty-six weeks ended February 24, 2024. Net cash used in financing activities for the twenty-six weeks ended March 1, 2025, primarily consisted of $100.0 million in principal payments on the Term Facility, and $2.5 million in tax payments related to the issuance of restricted stock units and performance stock units, partially offset by $10.1 million of cash proceeds received from option exercises. Net cash used in financing activities for the twenty-six weeks ended February 24, 2024, primarily consisted of $45.0 million in principal payments on the Term Facility, and $3.8 million in tax payments related to issuance of restricted stock units and performance stock units, partially offset by $1.2 million of cash received on repayment of a note receivable and $3.0 million of cash proceeds received from option exercises.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk exposure during the thirteen-week period ended March 1, 2025. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 1, 2025, the Company’s disclosure controls and procedures were effective.

As discussed above, on June 13, 2024, we completed the OWYN Acquisition. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of OWYN and its affiliated entities. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. OWYN and its affiliated entities accounted for 15% of our total assets and 9% of our total net sales as of and for the twenty-six weeks ended March 1, 2025.

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

Except as disclosed above, there were no changes in our internal controls over financial reporting during the quarter ended March 1, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

Readers should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition, cash flows or future results. Other than the risk included below that has been amended and restated, there have been no material changes in our risk factors included in our Annual Report. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or future results.

Ingredient and packaging costs are volatile and may rise significantly for a variety of reasons, many of which are outside of our control, which may negatively affect the profitability of our business.

We source ingredients and packaging from a variety of vendors and suppliers, including domestic and international sources. We negotiate the prices for large quantities of core ingredients, such as nuts, protein, fiber and packaging materials. Several ingredients are farmed or manufactured outside of the United States. Costs of ingredients and packaging are volatile and can fluctuate due to conditions difficult to predict, including global competition for resources, fluctuations in currency and exchange rates, weather conditions, the effects of climate change, natural or man-made disasters, consumer demand, geopolitical events, and changes in governmental trade, including the imposition of tariffs in the United States, and agricultural programs and environmental regulations affecting the production or manufacturing of ingredients and packaging. Volatility in the prices of the core ingredients and other supplies we purchase increased in recent fiscal years and, while these price increases have begun to moderate for some core ingredients and other supplies, we anticipate increases in the cost of certain core ingredients and supplies during fiscal year 2025.

Trade policies of the U.S. presidential administration, including tariffs, and potential related actions by other countries are all outside of our control and may affect our financial condition or results of operations. Recently, the U.S. presidential administration announced significant tariffs on imports from a broad range of countries, including the European Union, Canada, Mexico, and China, which may cause inflationary pressures and higher costs on certain of our ingredients and packaging and imports from the affected countries. If maintained, the announced tariffs, as well as related measures that could be taken by other countries and the potential escalation of trade disputes, could pose a risk to our business and results of operations. The extent and duration of the tariffs and the resulting effect on general economic conditions and on our business as a result of increases in prices for ingredients and packaging we import or our suppliers and vendors purchase to produce these items that we acquire through our supply chain are uncertain and depend on various factors, such as negotiations between the United States and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products.

Our attempts to potentially offset these pressures through increases in the selling prices of some of our products or cost savings initiatives may not be successful and may result in reductions in sales volume or profitability. To the extent that price increases or cost savings initiatives are not sufficient to offset increased costs, and/or if they result in the significant decreases in sales volume or profitability, our business, financial condition, or operating results may be adversely affected.

We do not use hedges for availability of any core ingredients or packaging. Any material upward movement in core ingredient or packaging pricing could negatively affect our margins if we cannot find efficiencies or pass these costs on to our consumers. If we are unsuccessful in managing our ingredient and packaging costs, if we cannot increase our prices to cover increased costs, or if such price increases reduce our sales volumes, then such increases in costs will materially and adversely affect our business, financial condition and results of operations.

Certain of our core ingredient contracts have minimum volume commitments that could require purchases without matching revenue during weaker sales periods. Future core ingredient and packaging prices may be affected by new laws or regulations, tariffs, suppliers’ allocations to other purchases, interruptions in production by suppliers, natural disasters, volatility in the price of crude oil and related petrochemical products and changes in exchange rates.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

In the three months ended March 1, 2025, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Document
10.1
Repricing Amendment, dated as of January 31, 2025, by and among Atkins Intermediate Holdings, LLC, a Delaware limited liability company, Conyers Park Acquisition Corp., a Delaware corporation, Simply Good Foods USA, Inc., a New York Corporation, Atkins Nutritionals Holdings, Inc., a Delaware corporation, Atkins Nutritionals Holdings II, Inc., a Delaware Corporation, NCP-ATK Holdings, Inc., a Delaware corporation, the financial institutions party thereto as Consenting Term Lenders and the Replacement Lender and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 3, 2025).

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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	April 9, 2025	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)