Form 10-Q
period 2025-05-31
Simply Good Foods Co
filed 2025-07-10
CIK 1702744

                 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025

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

As of July 1, 2025, there were 100,541,496 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MAY 31, 2025

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share and per share data)

	May 31, 2025	August 31, 2024
Assets
Current assets:
Cash	$98,008	$132,530
Accounts receivable, net	152,580	150,721
Inventories	164,464	142,107
Prepaid expenses	7,313	5,730
Other current assets	14,574	9,192
Total current assets	436,939	440,280

Long-term assets:
Property and equipment, net	24,102	24,830
Intangible assets, net	1,325,953	1,336,466
Goodwill	589,974	591,687
Other long-term assets	53,420	42,881
Total assets	$2,430,388	$2,436,144

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$73,012	$58,559
Accrued interest	44	265
Accrued expenses and other current liabilities	37,664	49,791
Total current liabilities	110,720	108,615

Long-term liabilities:
Long-term debt, less current maturities	248,920	397,485
Deferred income taxes	176,695	166,012
Other long-term liabilities	53,102	36,546
Total liabilities	589,437	708,658
See commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 103,583,702 and 102,515,315 shares issued at May 31, 2025, and August 31, 2024, respectively	1,036	1,025
Treasury stock, 3,058,475 shares and 2,365,100 shares at cost at May 31, 2025, and August 31, 2024, respectively	(102,789)	(78,451)
Additional paid-in-capital	1,342,011	1,319,686
Retained earnings	603,236	487,265
Accumulated other comprehensive loss	(2,543)	(2,039)
Total stockholders’ equity	1,840,951	1,727,486
Total liabilities and stockholders’ equity	$2,430,388	$2,436,144

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 31, 2025	May 25, 2024	May 31, 2025	May 25, 2024
Net sales	$380,956	$334,757	$1,081,879	$955,634
Cost of goods sold	242,437	201,131	682,737	590,020
Gross profit	138,519	133,626	399,142	365,614

Operating expenses:
Selling and marketing	33,799	36,464	101,871	103,097
General and administrative	41,229	31,543	115,306	88,426
Depreciation and amortization	4,171	4,142	12,479	12,711
Business transaction costs	—	2,703	820	2,703
Total operating expenses	79,199	74,852	230,476	206,937

Income from operations	59,320	58,774	168,666	158,677

Other income (expense):
Interest income	673	881	2,150	2,895
Interest expense	(4,900)	(5,028)	(19,099)	(16,658)
(Loss) gain on foreign currency transactions	(337)	(12)	(342)	191
Other income	(14)	102	20	108
Total other income (expense)	(4,578)	(4,057)	(17,271)	(13,464)

Income before income taxes	54,742	54,717	151,395	145,213
Income tax expense	13,640	13,383	35,424	35,195
Net income	$41,102	$41,334	$115,971	$110,018

Other comprehensive income:
Foreign currency translation, net of reclassification adjustments	309	95	(504)	352
Comprehensive income	$41,411	$41,429	$115,467	$110,370

Earnings per share from net income:
Basic	$0.41	$0.41	$1.15	$1.10
Diluted	$0.40	$0.41	$1.14	$1.09
Weighted average shares outstanding:
Basic	100,923,690	100,024,230	100,787,087	99,852,203
Diluted	101,635,521	101,270,163	101,669,998	101,240,471

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirty-Nine Weeks Ended
	May 31, 2025	May 25, 2024
Operating activities
Net income	$115,971	$110,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,480	15,871
Amortization of deferred financing costs and debt discount	1,334	1,213
Stock compensation expense	12,819	13,209
Estimated credit losses (gains)	231	(167)
Unrealized gain (loss) on foreign currency transactions	342	(191)
Deferred income taxes	10,583	12,416
Amortization of operating lease right-of-use asset	5,192	5,265
Other	1,063	2,329
Changes in operating assets and liabilities:
Accounts receivable, net	(2,382)	(716)
Inventories	(23,185)	9,423
Prepaid expenses	(1,612)	(2,309)
Other current assets	(783)	2,248
Accounts payable	12,887	3,370
Accrued interest	(221)	(568)
Accrued expenses and other current liabilities	(10,788)	(705)
Other assets and liabilities	(3,844)	(3,951)
Net cash provided by operating activities	133,087	166,755

Investing activities
Purchases of property and equipment	(2,516)	(1,838)
Acquisition of business, net of cash acquired	1,713	—
Investments in intangible and other assets	(1,389)	(507)
Net cash used in investing activities	(2,192)	(2,345)

Financing activities
Proceeds from option exercises	11,956	4,292
Tax payments related to issuance of restricted stock units and performance stock units	(2,824)	(4,818)
Payments on finance lease obligations	—	(143)
Cash received on repayment of note receivable	—	2,100
Repurchase of common stock	(24,338)	—
Principal payments of long-term debt	(150,000)	(45,000)
Net cash used in financing activities	(165,206)	(43,569)

Cash and cash equivalents
Net (decrease) increase in cash	(34,311)	120,841
Effect of exchange rate on cash	(211)	125
Cash at beginning of period	132,530	87,715
Cash and cash equivalents at end of period	$98,008	$208,681

	Thirty-Nine Weeks Ended
	May 31, 2025	May 25, 2024
Supplemental disclosures of cash flow information
Cash paid for interest	$17,986	$16,013
Cash paid for taxes	$29,112	$23,801
Non-cash investing and financing transactions
Operating lease right-of-use assets recognized in exchange for lease liabilities	$15,880	$—
Non-cash credits for repayment of note receivable	$509	$564
Non-cash additions to property and equipment	$1,266	$100
Non-cash additions to intangible assets	$223	$—

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 31, 2024	102,515,315	$1,025	2,365,100	$(78,451)	$1,319,686	$487,265	$(2,039)	$1,727,486
Net income	—	—	—	—	—	38,122	—	38,122
Stock-based compensation	—	—	—	—	3,654	—	—	3,654
Foreign currency translation adjustments	—	—	—	—	—	—	(387)	(387)
Shares issued upon vesting of restricted stock units and performance stock units	164,093	2	—	—	(2,317)	—	—	(2,315)
Exercise of options to purchase common stock	713,751	7	—	—	9,977	—	—	9,984
Balance at November 30, 2024	103,393,159	$1,034	2,365,100	$(78,451)	$1,331,000	$525,387	$(2,426)	$1,776,544
Net income	—	—	—	—	—	36,747	—	36,747
Stock-based compensation	—	—	—	—	4,947	—	—	4,947
Foreign currency translation adjustments	—	—	—	—	—	—	(426)	(426)
Shares issued upon vesting of restricted stock units	18,229	—	—	—	(207)	—	—	(207)
Exercise of options to purchase common stock	3,914	—	—	—	152	—	—	152
Balance at March 1, 2025	103,415,302	$1,034	2,365,100	$(78,451)	$1,335,892	$562,134	$(2,852)	$1,817,757
Net income	—	—	—	—	—	$41,102	—	41,102
Stock-based compensation	—	—	—	—	4,602	—	—	4,602
Foreign currency translation adjustments	—	—	—	—	—	—	309	309
Repurchase of common stock	—	—	693,375	(24,338)	—	—	—	(24,338)
Shares issued upon vesting of restricted stock units	17,400	—	—	—	(302)	—	—	(302)
Exercise of options to purchase common stock	151,000	2	—	—	1,819	—	—	1,821
Balance at May 31, 2025	103,583,702	$1,036	3,058,475	$(102,789)	$1,342,011	$603,236	$(2,543)	$1,840,951

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 26, 2023	101,929,868	$1,019	2,365,100	$(78,451)	$1,303,168	$347,956	$(2,593)	$1,571,099
Net income	—	—	—	—	—	35,561	—	35,561
Stock-based compensation	—	—	—	—	3,888	—	—	3,888
Foreign currency translation adjustments	—	—	—	—	—	—	272	272
Shares issued upon vesting of restricted stock units and performance stock units	245,365	3	—	—	(3,645)	—	—	(3,642)
Balance at November 25, 2023	102,175,233	$1,022	2,365,100	$(78,451)	$1,303,411	$383,517	$(2,321)	$1,607,178
Net income	—	—	—	—	—	33,123	—	33,123
Stock-based compensation	—	—	—	—	4,288	—	—	4,288
Foreign currency translation adjustments	—	—	—	—	—	—	(15)	(15)
Shares issued upon vesting of restricted stock units	5,285	—	—	—	(107)	—	—	(107)
Exercise of options to purchase common stock	173,100	2	—	—	3,013	—	—	3,015
Balance at February 24, 2024	102,353,618	$1,024	2,365,100	$(78,451)	$1,310,605	$416,640	$(2,336)	$1,647,482
Net income	—	—	—	—	—	41,334	—	41,334
Stock-based compensation	—	—	—	—	4,193	—	—	4,193
Foreign currency translation adjustments	—	—	—	—	—	—	95	95
Shares issued upon vesting of restricted stock units	63,553	—	—	—	(1,070)	—	—	(1,070)
Exercise of options to purchase common stock	83,779	1	—	—	1,277	—	—	1,278
Balance at May 25, 2024	102,500,950	$1,025	2,365,100	$(78,451)	$1,315,005	$457,974	$(2,241)	$1,693,312

See accompanying notes to the unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(Unaudited, dollars in thousands, except for share and per share data)

1. Nature of Operations and Principles of Consolidation

Description of Business

The Simply Good Foods Company (“Simply Good Foods” or the “Company”) is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements, and other product offerings. The product portfolio the Company develops, markets and sells consists primarily of protein bars, ready-to-drink (“RTD”) beverages, sweet and salty snacks and confectionery products marketed under the Quest, Atkins, and OWYN brand names. Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities in the nutritional snacking space.

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

The OWYN Acquisition was funded through a combination of incremental borrowings under our outstanding Term Facility, as defined below, totaling $250.0 million and cash on hand. In the second fiscal quarter of 2025, the Company received a post-closing release from escrow of approximately $1.7 million related to net working capital adjustments, resulting in a total net consideration paid of $280.2 million as of May 31, 2025. Business transaction costs within the Consolidated Statements of Operations and Comprehensive Income for the thirty-nine weeks ended May 31, 2025, were $0.8 million, which consisted of legal, accounting, and other costs.

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

Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date. In the second fiscal quarter of 2025, a measurement period adjustment of $1.7 million was recorded to goodwill. The final fair value determination of the assets acquired and liabilities assumed will be completed prior to one year from the transaction completion, consistent with ASC 805.

The results of OWYN’s operations have been included in the Simply Good Foods’ Consolidated Financial Statements since the acquisition date. The Company has not disclosed earnings from the acquired OWYN business as they are immaterial. The following table provides net sales from the acquired OWYN business included in the Company’s results:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
(In thousands)	May 31, 2025	May 31, 2025
Net sales	$33,551	$99,611

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

The following unaudited pro forma combined financial information presents combined results of the Company assuming the OWYN Acquisition occurred at the beginning of fiscal year 2024:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
(In thousands)	May 25, 2024	May 25, 2024
Net sales	$364,606	$1,034,114
Net income	$38,887	$96,060

4. Revenue Recognition

Revenue from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and brands:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 31, 2025	May 25, 2024	May 31, 2025	May 25, 2024
North America (1)
Atkins	$112,287	$128,602	$329,105	$370,855
Quest	227,737	198,096	630,445	560,433
OWYN	33,551	—	99,611	—
Total North America	373,575	326,698	1,059,161	931,288
International	7,381	8,059	22,718	24,346
Total net sales	$380,956	$334,757	$1,081,879	$955,634
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

Charges related to credit losses on accounts receivable from transactions with external customers were $0.1 million and $0.2 million for the thirteen and thirty-nine weeks ended May 31, 2025, respectively. Charges related to credit losses on accounts receivable from transactions with external customers were immaterial and $(0.2) million for the thirteen and thirty-nine weeks ended May 25, 2024, respectively. As of May 31, 2025, and August 31, 2024, the allowance for credit losses related to accounts receivable were $1.6 million and $0.7 million, respectively.

5. Goodwill and Intangibles

Changes to Goodwill during the thirty-nine weeks ended May 31, 2025, were as follows:

(In thousands)	Goodwill
Balance as of August 31, 2024	$591,687
Acquisition of business	(1,713)
Balance as of May 31, 2025	$589,974

The change in the Company's Goodwill from August 31, 2024, to May 31, 2025, is the result of the acquisition method of accounting related to the OWYN Acquisition, as described in Note 3. There were no impairment charges related to goodwill during the thirteen and thirty-nine weeks ended May 31, 2025, or since the inception of the Company.

Intangible assets, net in the Consolidated Balance Sheets consists of the following:

				May 31, 2025
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$1,197,000	$—	$1,197,000
Intangible assets with finite lives:
Customer relationships	15 years			194,500	74,896	119,604
Licensing agreements	13 years			22,000	13,853	8,147
Proprietary recipes and formulas	7 years			7,000	7,000	—
Software and website development costs	3	-	5 years	5,034	4,947	87
Intangible assets in progress	3	-	5 years	1,115	—	1,115
				$1,426,649	$100,696	$1,325,953

				August 31, 2024
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$1,197,000	$—	$1,197,000
Intangible assets with finite lives:
Customer relationships	15 years			194,500	65,171	129,329
Licensing agreements	13 years			22,000	12,415	9,585
Proprietary recipes and formulas	7 years			7,000	7,000	—
Software and website development costs	3	-	5 years	5,034	4,921	113
Intangible assets in progress	3	-	5 years	439	—	439
				$1,425,973	$89,507	$1,336,466

Changes in Intangible assets, net during the thirty-nine weeks ended May 31, 2025, were primarily related to recurring amortization expense. Amortization expense related to intangible assets was $3.7 million for the thirteen weeks ended May 31, 2025, and May 25, 2024, and $11.2 million and $11.4 million for the thirty-nine weeks ended May 31, 2025, and May 25, 2024, respectively. There were no impairment charges related to its finite-lived intangible assets during the thirteen and thirty-nine weeks ended May 31, 2025, and May 25, 2024.

Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2025	$3,728
2026	14,891
2027	14,891
2028	14,891
2029	14,891
2030 and thereafter	64,546
Total	$127,838

6. Long-Term Debt and Line of Credit

On July 7, 2017, the Company (through certain of its subsidiaries) entered into a credit agreement with Barclays Bank PLC and other parties (as amended to date, the “Credit Agreement”). The Credit Agreement at that time provided for (i) a term facility of $200.0 million (“Term Facility”) with a seven-year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five-year maturity. Substantially concurrent with the consummation of the business combination which formed the Company between Conyers Park Acquisition Corp. and NCP-ATK Holdings, Inc. on July 7, 2017, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn.

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

The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all covenants as of May 31, 2025, and August 31, 2024, respectively.

Long-term debt consists of the following:

(In thousands)	May 31, 2025	August 31, 2024
Term Facility (effective rate of 6.3% at May 31, 2025)	$250,000	$400,000
Less: Deferred financing fees	1,080	2,515
Long-term debt, net of deferred financing fees	$248,920	$397,485

The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended May 31, 2025. The outstanding balance of the Term Facility is due upon its maturity in March 2027.

As of May 31, 2025, the Company had letters of credit in the amount of $0.9 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support two of the Company’s leased buildings. No amounts were drawn against these letters of credit as of May 31, 2025.

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of May 31, 2025, and August 31, 2024, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

Components of the balance sheet such as accounts receivable, cash and cash equivalents, and others approximate fair value as of May 31, 2025.

8. Income Taxes

The tax expense and the effective tax rate resulting from operations were as follows:

	Thirty-Nine Weeks Ended
(In thousands)	May 31, 2025	May 25, 2024
Income before income taxes	$151,395	$145,213
Provision for income taxes	$35,424	$35,195
Effective tax rate	23.4%	24.2%

The effective tax rate for the thirty-nine weeks ended May 31, 2025, was 0.8% lower than the effective tax rate for the thirty-nine weeks ended May 25, 2024, which was primarily driven by permanent differences, principally stock-based compensation.

9. Leases

The components of lease expense were as follows:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	Statements of Operations Caption	May 31, 2025	May 25, 2024	May 31, 2025	May 25, 2024
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$2,504	$2,256	$6,923	$6,770
Variable lease cost (1)	Cost of goods sold and General and administrative	912	1,049	2,970	2,799
Total operating lease cost		3,416	3,305	9,893	9,569
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	—	18	—	123
Interest on lease liabilities	Interest expense	—	—	—	2
Total finance lease cost		—	18	—	125

Total lease cost		$3,416	$3,323	$9,893	$9,694
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

The right-of-use assets and corresponding liabilities related to both operating and finance leases are as follows:

(In thousands)	Balance Sheets Caption	May 31, 2025	August 31, 2024
Assets
Operating lease right-of-use assets	Other long-term assets	$45,785	$35,097
Total lease assets		$45,785	$35,097
Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$4,386	$5,494
Long-term:
Operating lease liabilities	Other long-term liabilities	51,427	34,330
Total lease liabilities		$55,813	$39,824

Future maturities of lease liabilities as of May 31, 2025, were as follows:

(In thousands)	Operating Leases
Fiscal year ending:
Remainder of 2025	$1,084
2026	9,207
2027	10,927
2028	10,388
2029	10,438
Thereafter	26,696
Total lease payments	68,740
Less: Interest	(12,927)
Present value of lease liabilities	$55,813

The weighted-average remaining lease terms and weighted-average discount rates for operating and finance leases were as follows:

	May 31, 2025	August 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	6.58	6.50
Weighted-average discount rate
Operating leases	6.0%	5.1%

Supplemental and other information related to leases was as follows:

	Thirty-Nine Weeks Ended
(In thousands)	May 31, 2025	May 25, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,925	$9,141
Operating cash flows from finance leases	$—	$539
Financing cash flows from finance leases	$—	$143

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

Other

The Company enters into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Quest, Atkins, and OWYN brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of contracts in place and achievement of performance conditions as of May 31, 2025, the Company will be required to make payments of $1.8 million over the next year.

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

During the thirteen and thirty-nine weeks ended May 31, 2025, the Company repurchased 693,375 shares of common stock at an average share price of $35.10 per share. The Company did not repurchase any shares of common stock during the thirteen and thirty-nine weeks ended May 25, 2024. As of May 31, 2025, approximately $47.2 million remained available under the stock repurchase program.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share data)	May 31, 2025	May 25, 2024	May 31, 2025	May 25, 2024
Basic earnings per share computation:
Numerator:
Net income available to common stockholders	$41,102	$41,334	$115,971	$110,018
Denominator:
Weighted average common shares outstanding - basic	100,923,690	100,024,230	100,787,087	99,852,203
Basic earnings per share from net income	$0.41	$0.41	$1.15	$1.10

Diluted earnings per share computation:
Numerator:
Net income available for common stockholders	$41,102	$41,334	$115,971	$110,018
Numerator for diluted earnings per share	$41,102	$41,334	$115,971	$110,018
Denominator:
Weighted average common shares outstanding - basic	100,923,690	100,024,230	100,787,087	99,852,203
Employee stock options	548,926	1,055,882	700,710	1,143,855
Non-vested stock units	162,905	190,051	182,201	244,413
Weighted average common shares - diluted	101,635,521	101,270,163	101,669,998	101,240,471
Diluted earnings per share from net income	$0.40	$0.41	$1.14	$1.09

Diluted earnings per share calculations for the thirteen and thirty-nine week periods ended May 31, 2025, both excluded 0.7 million shares of common stock issuable upon exercise of stock options that would have been anti-dilutive. Diluted earnings per share calculations for the thirteen and thirty-nine week periods ended May 25, 2024, both excluded 0.8 million shares of common stock issuable upon exercise of stock options that would have been anti-dilutive.

Diluted earnings per share calculations for the thirteen and thirty-nine week periods ended May 31, 2025, and May 25, 2024, both excluded an immaterial number of non-vested stock units that would have been anti-dilutive, respectively.

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

The Company recorded stock-based compensation expense of $4.0 million and $4.5 million in the thirteen weeks ended May 31, 2025, and May 25, 2024, respectively, and $12.8 million and $13.2 million in the thirty-nine weeks ended May 31, 2025, and May 25, 2024, respectively.

Stock Options

The following table summarizes stock option activity for the thirty-nine weeks ended May 31, 2025:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 31, 2024	2,410,567	$20.75	4.39
Granted	34,035	36.49
Exercised	(868,665)	13.76
Forfeited	(19,694)	40.07
Outstanding as of May 31, 2025	1,556,243	$24.75	4.75
Vested and expected to vest as of May 31, 2025	1,556,243	$24.75	4.75
Exercisable as of May 31, 2025	1,325,609	$22.63	4.16

As of May 31, 2025, the Company had $1.6 million of total unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.1 years. During the thirty-nine weeks ended May 31, 2025, and May 25, 2024, the Company received $12.0 million and $4.3 million in cash from stock option exercises, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the thirty-nine weeks ended May 31, 2025:

	Units	Weighted average grant-date fair value
Non-vested as of August 31, 2024	546,271	$37.38
Granted	401,242	35.66
Vested	(265,401)	37.53
Forfeited	(20,365)	37.64
Non-vested as of May 31, 2025	661,747	$36.27

As of May 31, 2025, the Company had $16.6 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.8 years.

Performance Stock Units

During the thirty-nine weeks ended May 31, 2025, the Board of Directors granted performance stock units under the Company’s 2017 Omnibus Incentive Plan. The number of shares issuable as a result of grants of performance stock units is determined based on market-based criteria, performance-based criteria, or a combination of market-based criteria and performance-based criteria. The number of shares may be increased or decreased based on the results of these metrics in accordance with the terms established at the date of grant.

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

The following table summarizes performance stock unit activity for the thirty-nine weeks ended May 31, 2025:

	Units	Weighted average grant-date fair value
Non-vested as of August 31, 2024	179,791	$59.08
Granted	154,089	48.03
Vested	(12,175)	63.42
Forfeited	(42,373)	60.39
Non-vested as of May 31, 2025	279,332	$52.60

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

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	May 31, 2025	May 25, 2024
Expected volatility	31.38%	33.96%
Expected dividend yield	—%	—%
Expected performance term	2.93	2.93
Risk-free rate of return	4.14%	4.62%
Fair value	$54.41	$57.43

As of May 31, 2025, the Company had $6.4 million of total unrecognized compensation cost related to performance stock units that will be recognized over an expected weighted average period of 1.5 years.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the Company’s common stock price and are awarded to non-employee consultants of the Company. The SARs settle in shares of its common stock once the applicable vesting criteria have been met. The SARs outstanding as of May 31, 2025, cliff vested two years from the date of grant and must be exercised within five years from the date of grant.

The following table summarizes SARs activity for the thirty-nine weeks ended May 31, 2025:

	Shares underlying SARs	Weighted average exercise price
Outstanding as of August 31, 2024	150,000	$37.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of May 31, 2025	150,000	$37.67
Vested as of May 31, 2025	150,000	$37.67
Exercisable as of May 31, 2025	150,000	$37.67

The SARs outstanding as of the thirty-nine weeks ended May 31, 2025, are liability-classified; therefore, the related stock-based compensation expense is based on the vesting provisions and the fair value of the awards.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, (“Annual Report”) and our unaudited consolidated financial statements and the related notes appearing elsewhere in this Report. In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company’s expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified in Item 1A. “Risk Factors” of our Annual Report and this Report. The Company assumes no obligation to update any of these forward-looking statements.

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

Overview

The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements, and other product offerings. The product portfolio we develop, market and sell consists primarily of protein bars, ready-to-drink (“RTD”) beverages, sweet and salty snacks and confectionery products marketed under the Quest, Atkins, and OWYN brand names. We believe Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities in the nutritional snacking space.

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

Business Trends

During the thirteen and thirty-nine weeks ended May 31, 2025, our business performance improved principally due to the OWYN Acquisition and Quest volume growth, which more than offset continued softness in Atkins. We expect fiscal year 2025 organic sales growth to be driven primarily by volume and have strong advertising and marketing plans in place, as well as innovation, merchandising and promotions that we believe should enable us to achieve our objectives.

We continue to monitor macroeconomic trends and uncertainties such as consumer and economic uncertainty, key ingredient inflation, supply chain challenges, and the effects of tariffs, which may have adverse effects on net sales and profitability. Based on analysis of the potential effects of these factors, our net sales and profitability are in line with expectations for fiscal year 2025. We are continuing to evaluate these factors and our ability to potentially offset all or a portion of cost increases through pricing actions and cost savings efforts for fiscal year 2026. Economic pressures on customers and consumers, including the challenges of high inflation and the effects of tariffs, may negatively affect our net sales and profitability in the future.

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

Results of Operations

During the thirteen weeks ended May 31, 2025, our net sales increased 13.8% to $381.0 million compared to $334.8 million for the thirteen weeks ended May 25, 2024, driven primarily by the OWYN Acquisition and Quest volume growth, which more than offset continued softness in Atkins. Gross profit increased during the quarter, driven by higher sales volumes, while gross margin decreased 350 basis points primarily as a result of unfavorable commodity expenses compared to the prior year period and the inclusion of OWYN. We expect to see continued growth during fiscal year 2025 by building on our existing capabilities and strengthening the position of our brands in the marketplace. We will continue to invest in our business and improve our operating efficiencies as well as continuing the integration of OWYN.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended May 31, 2025, and the Thirteen Weeks Ended May 25, 2024

The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	May 31, 2025	% of Net Sales	May 25, 2024	% of Net Sales
Net sales	$380,956	100.0%	$334,757	100.0%
Cost of goods sold	242,437	63.6%	201,131	60.1%
Gross profit	138,519	36.4%	133,626	39.9%

Operating expenses:
Selling and marketing	33,799	8.9%	36,464	10.9%
General and administrative	41,229	10.8%	31,543	9.4%
Depreciation and amortization	4,171	1.1%	4,142	1.2%
Business transaction costs	—	—%	2,703	0.8%
Total operating expenses	79,199	20.8%	74,852	22.4%

Income from operations	59,320	15.6%	58,774	17.6%

Other income (expense):
Interest income	673	0.2%	881	0.3%
Interest expense	(4,900)	(1.3)%	(5,028)	(1.5)%
Loss on foreign currency transactions	(337)	(0.1)%	(12)	—%
Other income	(14)	—%	102	—%
Total other income (expense)	(4,578)	(1.2)%	(4,057)	(1.2)%

Income before income taxes	54,742	14.4%	54,717	16.3%
Income tax expense	13,640	3.6%	13,383	4.0%
Net income	$41,102	10.8%	$41,334	12.3%

Other financial data:
Adjusted EBITDA (1)	$73,854	19.4%	$71,874	21.5%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Net sales. Net sales were $381.0 million for the thirteen weeks ended May 31, 2025, compared to $334.8 million for the thirteen weeks ended May 25, 2024, representing an increase of $46.2 million, or 13.8%, driven primarily by the OWYN Acquisition and Quest volume growth, which more than offset continued softness in Atkins. North America net sales increased 14.3% in the thirteen weeks ended May 31, 2025, compared to the thirteen weeks ended May 25, 2024, and International net sales decreased $0.7 million during the same period.

Cost of goods sold. Cost of goods sold increased $41.3 million, or 20.5%, for the thirteen weeks ended May 31, 2025, compared to the thirteen weeks ended May 25, 2024. The cost of goods sold increase was driven by higher sales volumes, primarily as a result of the OWYN Acquisition and growth for Quest, and higher ingredient and packaging costs compared to the prior year period.

Gross profit. Gross profit increased $4.9 million, or 3.7%, to $138.5 million for the thirteen weeks ended May 31, 2025, compared to the thirteen weeks ended May 25, 2024. Gross profit margin was 36.4% of net sales for the thirteen weeks ended May 31, 2025, a decrease of 350 basis points from 39.9% of net sales for the thirteen weeks ended May 25, 2024. The decrease in gross profit margin was primarily driven by unfavorable commodity expenses compared to the prior year period and lower gross profit margins of the OWYN business.

Operating expenses. Operating expenses increased $4.3 million, or 5.8%, for the thirteen weeks ended May 31, 2025, compared to the thirteen weeks ended May 25, 2024, due to the following:

•Selling and marketing. Selling and marketing expenses decreased $2.7 million, or 7.3%, for the thirteen weeks ended May 31, 2025, compared to the thirteen weeks ended May 25, 2024, driven primarily by a decrease in marketing spend on the legacy business and partially offset by the OWYN Acquisition.
•General and administrative. General and administrative expenses increased $9.7 million, or 30.7%, for the thirteen weeks ended May 31, 2025, compared to the thirteen weeks ended May 25, 2024. The increase in general and administrative expenses was driven by an increase of $5.2 million in integration costs and $3.2 million in employee-related costs primarily attributable to OWYN, and higher corporate expenses.
•Depreciation and amortization. Depreciation and amortization expense was $4.2 million for the thirteen weeks ended May 31, 2025, and $4.1 million for the thirteen weeks ended May 25, 2024, respectively.
•Business transaction costs. Business transaction costs were zero for the thirteen weeks ended May 31, 2025, compared to $2.7 million for the thirteen weeks ended May 25, 2024, and were comprised of expenses related to the OWYN Acquisition.
Interest income. Interest income decreased $0.2 million for the thirteen weeks ended May 31, 2025, compared to the thirteen weeks ended May 25, 2024.

Interest expense. Interest expense decreased $0.1 million for the thirteen weeks ended May 31, 2025, compared to the thirteen weeks ended May 25, 2024, primarily due to principal payments reducing the outstanding balance of the Term Facility (as defined below) to $250.0 million subsequent to the incremental borrowing associated with the OWYN Acquisition on June 13, 2024.

Loss on foreign currency transactions. Foreign currency transactions resulted in a $0.3 million loss and an immaterial loss for the thirteen weeks ended May 31, 2025, and May 25, 2024, respectively. The variance is attributable to changes in foreign currency rates related to our international operations.

Income tax expense. Income tax expense was $13.6 million for the thirteen weeks ended May 31, 2025, compared to $13.4 million during the thirteen weeks ended May 25, 2024. The increase in our income tax expense was primarily driven by changes in permanent differences.

Net income. Net income was $41.1 million for the thirteen weeks ended May 31, 2025, a decrease of $0.2 million, compared to net income of $41.3 million for the thirteen weeks ended May 25, 2024. Net income was benefited by higher income from operations and was offset by higher other expense and income tax expense.

Adjusted EBITDA. Adjusted EBITDA increased $2.0 million, or 2.8%, for the thirteen weeks ended May 31, 2025, compared to the thirteen weeks ended May 25, 2024, driven primarily by higher gross profit. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Comparison of Unaudited Results for the Thirty-Nine Weeks Ended May 31, 2025, and the Thirty-Nine Weeks Ended May 25, 2024

The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 31, 2025	% of Net Sales	May 25, 2024	% of Net Sales
Net sales	$1,081,879	100.0%	$955,634	100.0%
Cost of goods sold	682,737	63.1%	590,020	61.7%
Gross profit	399,142	36.9%	365,614	38.3%

Operating expenses:
Selling and marketing	101,871	9.4%	103,097	10.8%
General and administrative	115,306	10.7%	88,426	9.3%
Depreciation and amortization	12,479	1.2%	12,711	1.3%
Business transaction costs	820	0.1%	2,703	0.3%
Total operating expenses	230,476	21.3%	206,937	21.7%

Income from operations	168,666	15.6%	158,677	16.6%

Other income (expense):
Interest income	2,150	0.2%	2,895	0.3%
Interest expense	(19,099)	(1.8)%	(16,658)	(1.7)%
(Loss) gain on foreign currency transactions	(342)	—%	191	—%
Other income	20	—%	108	—%
Total other income (expense)	(17,271)	(1.6)%	(13,464)	(1.4)%

Income before income taxes	151,395	14.0%	145,213	15.2%
Income tax expense	35,424	3.3%	35,195	3.7%
Net income	$115,971	10.7%	$110,018	11.5%

Other financial data:
Adjusted EBITDA (1)	$211,923	19.6%	$191,679	20.1%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Net sales. Net sales were $1,081.9 million for the thirty-nine weeks ended May 31, 2025, compared to $955.6 million for the thirty-nine weeks ended May 25, 2024, representing an increase of $126.2 million, or 13.2%, driven primarily by the OWYN Acquisition and Quest volume growth, which more than offset continued softness in Atkins. North America net sales increased 13.7% in the thirty-nine weeks ended May 31, 2025, compared to the thirty-nine weeks ended May 25, 2024, and International net sales decreased $1.6 million during the same period.

Cost of goods sold. Cost of goods sold increased $92.7 million, or 15.7%, for the thirty-nine weeks ended May 31, 2025, compared to the thirty-nine weeks ended May 25, 2024. The cost of goods sold increase was driven by higher sales volumes, primarily as a result of the OWYN Acquisition and growth for Quest, and the effect of the non-cash $1.4 million inventory step-up charge related to the OWYN Acquisition, which were partially offset by lower ingredient and packaging costs compared to the prior year to date period.

Gross profit. Gross profit increased $33.5 million, or 9.2%, to $399.1 million for the thirty-nine weeks ended May 31, 2025, compared to the thirty-nine weeks ended May 25, 2024. Gross profit margin was 36.9% of net sales for the thirty-nine weeks ended May 31, 2025, a decrease of 140 basis points from 38.3% of net sales for the thirty-nine weeks ended May 25, 2024. The decrease in gross profit margin was primarily driven by lower gross profit margins of the OWYN business, partially offset by favorable commodity expenses compared to the prior year to date period, and is inclusive of the non-cash $1.4 million inventory step-up charge related to the OWYN Acquisition.

Operating expenses. Operating expenses increased $23.5 million, or 11.4%, for the thirty-nine weeks ended May 31, 2025, compared to the thirty-nine weeks ended May 25, 2024, due to the following:

•Selling and marketing. Selling and marketing expenses decreased $1.2 million, or 1.2%, for the thirty-nine weeks ended May 31, 2025, compared to the thirty-nine weeks ended May 25, 2024, driven primarily by a decrease in marketing spend on the legacy business and partially offset by the OWYN Acquisition.

•General and administrative. General and administrative expenses increased $26.9 million, or 30.4%, for the thirty-nine weeks ended May 31, 2025, compared to the thirty-nine weeks ended May 25, 2024. The increase in general and administrative expense was driven by an increase of $12.1 million in integration costs and $9.2 million in employee-related costs primarily attributable to OWYN, and higher corporate expenses.
•Depreciation and amortization. Depreciation and amortization expense was $12.5 million and $12.7 million for the thirty-nine weeks ended May 31, 2025, compared to the thirty-nine weeks ended May 25, 2024, respectively.
•Business transaction costs. Business transaction costs were $0.8 million for the thirty-nine weeks ended May 31, 2025, compared to $2.7 million for the thirty-nine weeks ended May 25, 2024, and were comprised of expenses related to the OWYN Acquisition.

Interest income. Interest income decreased by $0.7 million for the thirty-nine weeks ended May 31, 2025, compared to the thirty-nine weeks ended May 25, 2024, due to lower cash balances and the decrease of interest rates.

Interest expense. Interest expense increased $2.4 million for the thirty-nine weeks ended May 31, 2025, compared to the thirty-nine weeks ended May 25, 2024, primarily due to the effect of the incremental borrowing associated with the OWYN Acquisition on June 13, 2024, and principal payments reducing the outstanding balance of the Term Facility (as defined below) to $250.0 million subsequent to the borrowing as of May 31, 2025.

(Loss) gain on foreign currency transactions. Foreign currency transactions resulted in a $0.3 million loss and a $0.2 million gain for the thirty-nine weeks ended May 31, 2025, and May 25, 2024, respectively. The variance is attributable to changes in foreign currency rates related to our international operations.

Income tax expense. Income tax expense was $35.4 million for the thirty-nine weeks ended May 31, 2025, compared to $35.2 million during the thirty-nine weeks ended May 25, 2024. The increase in our income tax expense was primarily driven by higher income from operations and changes in permanent differences.

Net income. Net income was $116.0 million for the thirty-nine weeks ended May 31, 2025, an increase of $6.0 million compared to net income of $110.0 million for the thirty-nine weeks ended May 25, 2024. Net income was benefited by higher gross profit and income from operations and was partially offset by higher interest expense.

Adjusted EBITDA. Adjusted EBITDA increased $20.2 million, or 10.6% for the thirty-nine weeks ended May 31, 2025, compared to the thirty-nine weeks ended May 25, 2024, driven primarily by higher gross profit. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Reconciliation of EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed as alternatives to net income as an indicator of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). The Company defines EBITDA as net income or loss before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude the following items: stock-based compensation expense, executive transition costs, business transaction costs, purchase price accounting inventory step-up, integration costs, term loan transaction fees, and other non-core expenses. The Company believes that EBITDA and Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors. Management of the Company uses EBITDA and Adjusted EBITDA to supplement net income because these measures reflect operating results of the on-going operations, eliminate items that are not directly attributable to the Company’s underlying operating performance, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics the Company’s management uses in its financial and operational decision making. The Company also believes that EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen and thirty-nine weeks ended May 31, 2025, and May 25, 2024:

(In thousands)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 31, 2025	May 25, 2024	May 31, 2025	May 25, 2024
Net income	$41,102	$41,334	$115,971	$110,018
Interest income	(673)	(881)	(2,150)	(2,895)
Interest expense	4,900	5,028	19,099	16,658
Income tax expense	13,640	13,383	35,424	35,195
Depreciation and amortization	5,345	5,079	15,480	15,871
EBITDA	64,314	63,943	183,824	174,847
Stock-based compensation expense	4,027	4,473	12,819	13,209
Executive transition costs	—	355	—	721
Business transaction costs	—	2,703	820	2,703
Inventory step-up	—	—	1,412	—
Integration of OWYN	5,226	—	12,112	—
Term loan transaction fees	—	—	715	—
Other (1)	287	400	221	199
Adjusted EBITDA	$73,854	$71,874	$211,923	$191,679
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

We had $98.0 million in cash as of May 31, 2025. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

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

Debt and Credit Facilities

On July 7, 2017, the Company (through certain of its subsidiaries) entered into a credit agreement with Barclays Bank PLC and other parties (as amended to date, the “Credit Agreement”). The Credit Agreement at that time provided for (i) a term facility of $200.0 million (“Term Facility”) with a seven-year maturity and (ii) a revolving credit facility of up to $75.0 million (the “Revolving Credit Facility”) with a five-year maturity. Substantially concurrent with the consummation of the business combination which formed the Company between Conyers Park Acquisition Corp. and NCP-ATK Holdings, Inc. on July 7, 2017, the full $200.0 million of the Term Facility (the “Term Loan”) was drawn.

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

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all covenants as of May 31, 2025, and August 31, 2024, respectively.

At May 31, 2025, the outstanding balance of the Term Facility was $250.0 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended May 31, 2025. The outstanding balance of the Term Facility is due upon its maturity in March 2027. As of May 31, 2025, there were no amounts drawn against the Revolving Credit Facility.

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

The OWYN Acquisition was funded through a combination of incremental borrowings under our outstanding Term Facility, totaling $250.0 million, and cash on hand. In the second fiscal quarter of 2025, the Company received a post-closing release from escrow of approximately $1.7 million related to net working capital adjustments, resulting in a total net consideration paid of $280.2 million as of May 31, 2025. Business transaction costs associated with the OWYN Acquisition within the Consolidated Statements of Operations and Comprehensive Income for the thirty-nine weeks ended May 31, 2025, were $0.8 million, which consisted of legal, accounting, and other costs.

Stock Repurchase Program

The Company adopted a $50.0 million stock repurchase program on November 13, 2018. On April 13, 2022, and October 21, 2022, the Company announced that its Board of Directors had approved the addition of $50.0 million and $50.0 million, respectively, to its stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $150.0 million.

During the thirteen and thirty-nine weeks ended May 31, 2025, the Company repurchased 693,375 shares of common stock at an average share price of $35.10 per share. The Company did not repurchase any shares of common stock during the thirteen and thirty-nine weeks ended May 25, 2024.

As of May 31, 2025, approximately $47.2 million remained available for repurchases under our $150.0 million stock repurchase program. Refer to Note 11, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements in this Report for additional information related to our stock repurchase program.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Thirty-Nine Weeks Ended
	May 31, 2025	May 25, 2024
Net cash provided by operating activities	$133,087	$166,755
Net cash used in investing activities	$(2,192)	$(2,345)
Net cash used in financing activities	$(165,206)	$(43,569)

Operating activities. Our net cash provided by operating activities decreased $33.7 million to $133.1 million for the thirty-nine weeks ended May 31, 2025, compared to $166.8 million for the thirty-nine weeks ended May 25, 2024. The decrease in cash provided by operating activities was primarily attributable to changes in working capital for the thirty-nine weeks ended May 31, 2025, as compared to the thirty-nine weeks ended May 25, 2024. Changes in working capital, comprised of changes in accounts receivable, net, inventories, prepaid expenses, other current assets, accounts payable, accrued interest, accrued expenses and other current liabilities, and other assets and liabilities, were driven by the timing of payments and receipts, the OWYN Acquisition and the building of inventory, which consumed cash of $29.9 million in the thirty-nine weeks ended May 31, 2025, compared to $6.8 million of cash provided in the thirty-nine weeks ended May 25, 2024, a difference of $36.7 million. Income from operations increased by $10.0 million to $168.7 million for the thirty-nine weeks ended May 31, 2025, as compared to $158.7 million for the thirty-nine weeks ended May 25, 2024. Additionally, cash paid for interest was $18.0 million in the thirty-nine weeks ended May 31, 2025, which was an increase of $2.0 million as compared to the $16.0 million paid for interest in the thirty-nine weeks ended May 25, 2024.

Investing activities. Our net cash used in investing activities was $2.2 million for the thirty-nine weeks ended May 31, 2025, compared to $2.3 million for the thirty-nine weeks ended May 25, 2024. Our net cash used in investing activities for the thirty-nine weeks ended May 31, 2025, was primarily comprised of $2.5 million of purchases of property and equipment and $1.4 million of investments in intangible and other assets, and was offset by $1.7 million of cash proceeds received from escrow related to net working capital adjustments related to the OWYN Acquisition. The $2.3 million of net cash used in investing activities for the thirty-nine weeks ended May 25, 2024, was primarily comprised of $1.8 million of purchases of property and equipment.

Financing activities. Our net cash used in financing activities was $165.2 million for the thirty-nine weeks ended May 31, 2025, compared to $43.6 million for the thirty-nine weeks ended May 25, 2024. Net cash used in financing activities for the thirty-nine weeks ended May 31, 2025, primarily consisted of $150.0 million in principal payments on the Term Facility, $24.3 million in repurchases of common stock, and $2.8 million in tax payments related to the issuance of restricted stock units and performance stock units, partially offset by $12.0 million of cash proceeds received from option exercises. Net cash used in financing activities for the thirty-nine weeks ended May 25, 2024, primarily consisted of $45.0 million in principal payments on the Term Facility, and $4.8 million in tax payments related to issuance of restricted stock units and performance stock units, partially offset by $2.1 million of cash received on repayment of a note receivable and $4.3 million of cash proceeds received from option exercises.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk exposure during the thirteen-week period ended May 31, 2025. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2025, the Company’s disclosure controls and procedures were effective.

As discussed above, on June 13, 2024, we completed the OWYN Acquisition. As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal control over financial reporting of OWYN and its affiliated entities. These exclusions are consistent with the SEC Staff’s guidance that an assessment of a recently acquired business may be omitted from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting in the 12 months following the acquisition. OWYN and its affiliated entities accounted for 15% of our total assets and 9% of our total net sales as of and for the thirty-nine weeks ended May 31, 2025.

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

Except as disclosed above, there were no changes in our internal controls over financial reporting during the quarter ended May 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum dollar value of shares that may yet be purchased under the plans or programs(1)
March 2, 2025 - March 29, 2025	38,586	$33.01	38,586	$70,272,902
March 30, 2025 - April 26, 2025	92,902	32.96	92,902	67,211,040
April 27, 2025 - May 31, 2025	561,887	35.60	561,887	47,209,385
Total	693,375	$35.10	693,375	$47,209,385

(1) We adopted a $50.0 million stock repurchase program on November 13, 2018. On April 13, 2022, and October 21, 2022, we announced that our Board of Directors had approved the addition of $50.0 million and $50.0 million, respectively, to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $150.0 million. As of May 31, 2025, approximately $47.2 million remained available under the stock repurchase program. Under the stock repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate us to acquire any specific number of shares over any specific period of time. We may suspend or discontinue the stock repurchase program at any time, and the stock repurchase program does not have an expiration date.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

In the three months ended May 31, 2025, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Document
10.1	The Simply Good Foods Company Third Amended and Restated Executive Severance Plan, Effective May 23, 2025 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 28, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act.
101.INS*	XBRL Instance Document (the instance document does not appear on the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document)
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	July 10, 2025	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)