Form 10-K
period 2025-08-30
Simply Good Foods Co
filed 2025-10-28
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 30, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter was approximately $3.5 billion based on the closing price of $37.75 for one share of common stock, as reported on the Nasdaq Capital Market on that date. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of October 17, 2025, there were 99,857,851 shares of common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2026 annual meeting of stockholders, to be filed within 120 days after the end of fiscal year ended August 30, 2025, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

The Simply Good Foods Company and Subsidiaries

Cautionary Note Regarding Forward Looking Statements

This Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. We caution you that these forward-looking statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. You should not place undue reliance on forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties relate to, among other things, our operations being dependent on changes in consumer preferences and purchasing habits regarding our products, a global supply chain and effects of supply chain constraints, inflationary pressure and tariffs on us and our contract manufacturers, our ability to continue to operate at a profit or to maintain our margins, the sufficiency of our sources of liquidity and capital, our ability to maintain current operation levels and implement our growth strategies, our ability to maintain and gain market acceptance for our products or new products, our ability to capitalize on attractive opportunities, our ability to respond to competition and changes in the economy including changes regarding inflation and increasing ingredient and packaging costs and labor challenges due to tariffs or other challenges at our contract manufacturers and third party logistics providers, the amounts of or changes with respect to certain anticipated raw materials and other costs, difficulties and delays in achieving the synergies and cost savings in connection with acquisitions, changes in the business environment in which we operate including general financial, economic, capital market, regulatory and geopolitical conditions affecting us and the industry in which we operate, our ability to maintain adequate product inventory levels to timely supply customer orders, changes in taxes, tariffs, duties, governmental laws and regulations, the availability of or competition for other brands, assets or other opportunities for investment by us or to expand our business, competitive product and pricing activity, difficulties of managing growth profitably, the effect pandemics or other global disruptions on our business, financial condition and results of operations, the loss of one or more members of our management team, potential for increased costs, the harm to our business resulting from unauthorized access of the information technology systems we use in our business, and other risks and uncertainties indicated in this Report, including those set forth under “Risk Factors” in this Report. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including in this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and those contained in subsequent reports we will file with the SEC. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether because of new information, future events or otherwise, except as required by applicable law, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

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
•Our dependence on a global supply chain and effects of supply chain constraints, inflationary pressure and tariffs on us or our suppliers.
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
•We intend to grow through mergers, acquisitions or joint ventures, and we may not successfully integrate, operate or realize the anticipated benefits of such business combinations, including the OWYN Acquisition.
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
•We may be required to recognize impairment charges that could materially affect our financial results.
•Our only significant asset is ownership of 100% of Atkins Intermediate Holdings, LLC, which could limit our ability to pay any dividends on our common stock or satisfy our other financial obligations.

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

PART I

Item 1. Business.

Overview

The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements, and other product offerings that seek to address consumers’ increasing demand for protein-rich food, that are low in carbohydrates and added sugar. The product portfolio we develop, market and sell consists primarily of protein bars, ready-to-drink (“RTD”) protein shakes, sweet and salty protein snacks and confectionery products marketed under the Quest, Atkins, and OWYN brand names. Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities.

Our nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies and health-and-wellness trends: Quest for consumers seeking a variety of protein-rich foods and beverages that also limit sugars and simple carbohydrates, Atkins for those following a low-carbohydrate lifestyle or seeking to manage weight or blood sugar levels, and OWYN for consumers seeking protein-rich beverages that are plant-based and tested for the top nine allergens that also limit sugars and simple carbohydrates. We distribute our products in major retail channels, primarily in North America, including grocery, club, and mass merchandise, and through e-commerce, convenience, specialty, and other channels. Our portfolio of nutritious snacking brands gives us a strong platform with which to introduce new products, expand distribution, and attract new consumers to our products.

We believe snacking occasions have been on the rise in recent years as consumers continue to desire more convenient, healthy and delicious foods, snacks, and meal replacements. We believe our emphasis on product formats such as our protein bars, cookies, chips and salty snacks, confections, RTD protein shakes, and protein powders position us to fill important needs for consumers. We believe several existing and emerging consumer trends within the U.S. food and beverage industry will continue to drive both the growth of the nutritional snacking category and increase the demand for our product offerings. Some of these trends include increased consumption of smaller, more frequent meals throughout the day, consumers’ strong preference for convenient, “better-for-you” snacks, consumers’ greater focus on health and wellness, consumers seeking to add convenient sources of protein and fiber to their diets, and consumers’ movement toward increasing the consumption of protein, limiting carbohydrate and sugar consumption or avoiding certain allergens.

With our Quest brand, we strive to offer an attractive lineup of protein bars, cookies, protein chips and salty snacks, RTD protein shakes and other beverages, and confections, which target these existing and emerging consumer trends. With our Atkins brand, we strive to offer a compelling line of protein bars, RTD protein shakes, and confections. With our OWYN brand, we strive to offer RTD protein shakes and protein powders that are plant-based and tested for the top nine allergens in a variety of protein levels. Our sales, marketing, and research and development capabilities enable us to distribute products to a national customer base across a spectrum of retail channels, including the mass merchandise, grocery, drug, club stores, e-commerce, and small format retail such as convenience stores and gas stations.

The Simply Good Foods Company (“Simply Good Foods”) was formed in March 2017, to acquire NCP-ATK Holdings, Inc. (“Atkins”), which was completed in July 2017. As part of Simply Good Foods’ strategy to become an industry leading snacking platform, in November 2019, we acquired Quest Nutrition, LLC (“Quest”) and we acquired Only What You Need, Inc. in June 2024. We refer to the acquisition of Quest Nutrition, LLC as the “Quest Acquisition” and the acquisition of Only What You Need, Inc. as the “OWYN Acquisition”.

Our principal executive offices are located at 1225 17th Street, Suite 1000, Denver, Colorado, 80202. Our telephone number is (303) 633-2840. We maintain a web site at www.thesimplygoodfoodscompany.com.

Our Strengths

Powerful brands with strong consumer awareness and loyalty. We are a leader in the fast-growing nutritional snacking category, and our Quest, Atkins and OWYN brands are leading brands with combined scale in protein bars, protein chips, confections, cookies, RTD protein shakes, and protein powders. Our highly focused snacking portfolio provides us with a leading position within retailers’ nutrition and wellness aisles, resulting in meaningful shelf space. Our brands can appeal to consumers interested in an active lifestyle who are seeking protein-rich, low-carb snacking options, consumers looking to manage weight through the several approaches including using medications such as GLP-1s and weight management programs, and consumers looking to consume protein through convenient RTD protein shakes and powders that are plant-based and tested for the top nine allergens, which makes our brands highly attractive and strategic for a diverse set of retailers across various distribution channels.

Aligned with consumer mega trends. Increasing global concern about growing rates of obesity and weight-related diseases and other health issues has resulted in increased scientific, media and consumer focus on nutrition. Over 100 independent, peer reviewed, clinical studies show the benefits of controlling carbohydrates. In addition, consumers are increasingly looking to increase the level of protein consumption in their diets. We believe this focus is prompting consumers to rebalance their nutritional breakdown to increase protein and shift away from carbohydrates. Our brand attributes, “protein-rich” “low-carb,” “low-sugar” nutrition, are well-aligned with consumer mega trends. In addition, we believe consumers’ eating habits are gradually shifting towards increased convenience, snacking and meal replacement. We also believe our portfolio of convenient and nutritious products and our ongoing effort to meet consumer demands for convenient snacking options support their individual health, nutrition, allergen sensitivities, and lifestyle goals.

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

Asset-light business with strong cash generation. We retain core in-house capabilities including sales, marketing, brand management, customer relationships, product development, and supply-chain expertise, while collaborating with a diversified pool of contract manufacturers and distributors to execute manufacturing and distribution. Outsourcing these competencies allows us to focus our efforts on consumer insights, innovation, marketing, and sales to meet consumer demands. Our lean infrastructure allows for significant flexibility, speed-to-market, and targeted capital investment, which translates into relatively consistent and robust free cash flow generation over time, driven by strong gross margins.

Experienced leadership team. Simply Good Foods has an experienced team of industry veterans with extensive experience across multiple branded consumer products, food and nutrition categories. Our management team’s extensive experience is complemented by the significant industry expertise of our Board of Directors. Our management team’s deep expertise and proven record of accomplishment in managing brands and operating packaged food businesses is a key driver of our success and we believe positions Simply Good Foods as an attractive vehicle for future long-term growth within the food industry.

Our Strategies

Innovate and expand the portfolio of product offerings to meet consumer demand for higher protein products and new product forms. We intend to continue to enhance, strengthen and expand our product offerings with new and innovative flavors and forms and packaging alternatives, all while maintaining a commitment to delivering products that meet our targeted nutritional profile and provide the convenience and taste consumers desire. Our in-house research and development laboratories allow us to develop new products internally and bring them to market quickly through our contract manufacturing network without diverging from high standards of taste, nutritional content, quality, and safety. Additionally, we intend to satisfy developing and changing consumer preferences through the continued pursuit of merger and acquisition transactions.

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

Expand distribution in white space opportunities. For our fiscal year 2025, approximately 76% of Quest’s gross sales in the U.S., approximately 81% of Atkins’ gross sales in the U.S., and approximately 73% of OWYN’s gross sales in the U.S. were through the mass retailer, grocery and convenience store distribution channels. Our management believes there is opportunity for each of our brands to further penetrate those channels as well as other distribution channels such as convenience and club stores. In addition, while shoppers have increased e-commerce purchases generally, in fiscal year 2025, approximately 22% of Quest’s gross sales, approximately 19% of Atkins’ gross sales, and approximately 26% of OWYN’s gross sales were through the e-commerce channel. We intend to leverage our brand recognition to develop further the distribution channels through which we reach consumers, including through the continued expansion of the e-commerce channel.

Continue our marketing efforts and strategies to both increase household penetration and reach consumers beyond our core historic buyers. We intend to expand our marketing efforts to bring first-time buyers into the Quest, Atkins and OWYN brand franchises. For our Quest brand, our historic consumer base has been individuals pursuing a performance-based active and athletic lifestyle seeking protein-rich foods. For our Atkins’ brand it has been people interested in weight management or pursuing a lifestyle of eating low carbohydrate foods. And, for our OWYN brand, the historic consumer base has been consumers looking for an allergen sensitive, plant-based and non-dairy RTD protein shake or protein powder that is high in protein and low in carbohydrates and sugar. As public opinion on the use of chronic weight management medication is shifting significantly as the popularity of clinical solutions grows and more medications are approved by the U.S. Food and Drug Administration

(“FDA”), we are looking to communicate to consumers who have elected to use these medications what we believe are the complementary benefits of using our products to support achieving or maintaining their weight management goals.

For all our brands, we have an active and growing digital and social presence, using a comprehensive approach of search, banner, and search engine optimization efforts. We are a leader in social media, with an evolving social media presence on major channels such as Instagram, Facebook, Pinterest, X (formerly known as Twitter) TikTok, and YouTube. We also have a growing network of social influencers and content creators, who promote our products in their targeted social media posts. We believe social media is a cost-effective way of continuing to attract and retain our consumers. We believe our ongoing efforts to educate consumers about the benefits of our nutritional philosophy and lifestyle will further reinforce our brands. For our Quest brand, we have used national, targeted broadcast ad campaigns, and continue to leverage targeted streaming television ads and an extensive network of social media influencers and content creators who prompt both our Quest brand products through their online posts to motivate new buyers and product introductions. For our Atkins brand, we are shifting our marketing efforts toward more digital marketing activities including social media influencers. Atkins has historically used targeted broadcast and streaming television and print ads with a celebrity-based campaign that attempts to (i) motivate potential programmatic weight loss consumers to try the Atkins approach to healthier eating and weight loss as these Atkins consumers are our most loyal, profitable and frequent purchasers and (ii) broaden the reach of the Atkins brand to appeal to those consumers generally interested in low carbohydrate, low sugar nutrition. For the OWYN brand, we have used an extensive network of social media influencers and content creators who promote our OWYN brand products through their online posts to motivate and attract new buyers.

We intend to continue to make focused changes to our approach to consumer outreach to attract consumers beyond our historic core buyers. For our Quest brand, we intend to enhance our marketing efforts to reach more consumers who are seeking products that are aligned with their choice to pursue a healthy and active lifestyle. For the Atkins brand, we intend to continue our marketing efforts to attract health motivated eaters (including those individuals not on a program diet) who buy and consume our Atkins products as well as those consumers who have elected to use medication as part of their approach to achieve or maintain their weight management goals. For our OWYN brand, we intend to enhance our marketing efforts to reach more consumers who are interested in RTDs and powders and other product forms that are plant-based and tested for the top nine allergens in a variety of protein levels.

Our Purpose

At Simply Good Foods, our purpose is:

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

Our Products

Core Quest Products

Our core Quest brand products consist of protein bars, salty snacks, cookies, muffins, brownies, confections, and RTD protein beverages.

Protein Bars. To keep on-the-go consumers energized and fueled, our Quest bars offer a convenient and effective solution in a variety of texture formats, providing consumers with protein, fiber and a delicious taste.

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

RTD Protein Beverages. Quest’s rich and creamy ultra-processed milk protein milkshake contains 45 grams of protein and the Quest regular rich and creamy protein shake contains 30 grams of protein, and Quest’s iced coffee beverages contain 10 grams of protein and 200 milligrams of caffeine.

Core Atkins Products

Our core Atkins brand products consist of protein bars, RTD protein shakes, and confections.

Protein Bars. To keep on-the-go consumers energized and fueled, our Atkins bars offer a convenient and effective solution, providing consumers with protein, fiber and a delicious taste.

RTD Protein Shakes. Our rich and creamy Atkins RTD protein shakes contain 10 to 30 grams of protein, as well as other important vitamins and minerals.

Confections. Our Atkins Endulge line, which is designed to satisfy consumers’ sweet cravings, consists of delicious desserts without all the added sugar providing consumers with the option to indulge.

Recipes. While provided free of charge, we also offer over 1,600 protein-rich, low-carbohydrate and low-sugar recipes designed to help consumers achieve and maintain a healthy lifestyle, while still enjoying delicious food.

Core OWYN Products

RTD Protein Shakes and Powders. Our OWYN RTD protein shakes and powders are plant-based, contain 20 to 32 grams of protein, and do not contain gluten, dairy, soy, eggs, nuts, tree nuts, are low in sugar, and contain prebiotic fiber.

Marketing, Advertising and Consumer Outreach

Our marketing efforts are designed to maintain and increase consumer awareness of and demand for our products. We employ a broad mix of marketing, including coupons, product sampling, consumer and trade events, advertising (television, online and print) and recipe and food plans, to target our consumers. We also use online resources, including social media sites, to communicate with consumers and build interest in our brands. Our advertising and use of online resources are aimed at maintaining and increasing consumer preference and usage of our brands. Our trade promotions focus on obtaining retail feature and display support, achieving optimum retail product prices and securing retail shelf space. We use coupons (freestanding insert newspaper, store register, on-pack and online coupons) to help stimulate product trial and repeat purchases by providing consumers with economic incentives. The mix of these marketing activities varies among our brands.

As part of our advocacy on the advantages of a protein-rich, low-carbohydrate, low-sugar dietary approach, and with respect to our OWYN brand, plant-based, diary free and allergen sensitive, we have devoted portions of our respective brand websites and social media to promote consumer education, engagement, and dialogue about the benefits of our nutritional approaches and how our products can fit within those approaches. Our sales and marketing team gathers information and feedback from consumers and retailers to enable us to better meet changing consumer needs. We also believe that an effective marketing tool is to share educational information through our brand websites to explain each brand’s approach to nutrition and the nutritional qualities of our products. We also provide access to consumer service representatives to answer questions and educate consumers on nutrition, new products and developments. As part of this approach, over time, for those consumers who have elected to use weight management medications to pursue their weight management goals we expect to continue developing and enhancing our marketing messages regarding how we believe our products can be used to meet their snacking use occasions and be complementary to their use of medication for weight management to achieve and maintain their weight management goals.

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

In the fifty-two weeks ended August 30, 2025, approximately 57% of Selling and marketing expenses were spent on advertising costs.

Retailers

We have a wide variety of customers across the mass merchandise, food, club, drug, small format, and e-commerce channels. A substantial majority of our sales are generated from a limited number of retailers. Sales to our largest retailer, Walmart Inc., represented approximately 31% of consolidated sales in fiscal year 2025, with approximately 24% through their mass retail channel and approximately 7% through their Sam’s Club and e-commerce channels. Sales to our next largest retailer, Amazon, represented approximately 18% of consolidated sales in fiscal year 2025. No other customer represents more than 10% of consolidated sales. For additional information, please see the risk factor “We rely on sales to a limited number of retailers for a substantial majority of our net sales, and losing one or more such retailers may materially harm our business. In addition, we maintain “at will” contracts with these retailers, which do not require recurring or minimum purchase amounts of our products”.

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

We believe an important component of meeting consumers’ nutritional needs is a focus on evolving current products. We are committed to continually finding new and innovative formulations for our products, as well as using “better-for-you” ingredients like nuts, fiber and various plant- and dairy-based protein, while continually improving taste and quality.

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

We also believe the fragmented snacking category presents an opportunity for consolidation and the opportunity to build, through disciplined acquisitions, a leading platform in the nutritional snacking space. As a leader in nutritious snacking, we believe we have the unique capability to leverage our operating platform and customer relationships to expand beyond our current brands. Our experienced management team has deep expertise in brand building to expand the business into additional brands and products in the nutritional snacking segment and beyond. Simply Good Foods is actively seeking to identify and evaluate new acquisition opportunities to complement our existing portfolio and sees significant opportunity for growth and synergies in complementary adjacent snacking categories such as sports/active and adult nutritional snacks, salty snacks and protein snacks, as well as in the “better-for-you” eating space.

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

Supply Chain

We operate an asset-light business model. For the manufacture of our products, we contract with contract manufacturers, and as a result, our operations are highly flexible and require targeted capital expenditures. The supply chain for our international business also uses exclusively contract manufacturers.

Sourcing. The principal ingredients to manufacture our products include cocoa and other coatings, dairy, proteins, soy, nuts, and pea and pumpkin seed protein. Our packaging consists of flexible film, cartons, tetra paper, plastic bottles and corrugate. All our core ingredients are purchased according to rigorous standards to assure food quality and safety. These core ingredients are generally available in adequate quantities from several suppliers. We competitively bid with major suppliers to source competitively priced, quality ingredients and packaging that meet our standards. For certain ingredients we establish direct purchasing agreements with suppliers, under which our contract manufacturers source ingredients to produce finished products. We also procure certain ingredients directly that our contract manufacturers then use to produce our products. We actively manage the cost of most of our packaging supplies, such as corrugate, film, and cartons. OWYN directly purchases and owns the ingredients and packaging the contract manufacturers use for the production of selected OWYN products.

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

U.S. Storage. We lease two distribution centers, both in Greenfield, Indiana, referred to collectively as the Distribution Centers, where we store finished goods. We utilize over 1.6 million square feet of floor space among our Distribution Centers.

Distribution. The majority of our products are shipped directly to one of our Distribution Centers, which are leased warehouses managed by a third-party logistics provider. A substantial portion of our inventory is shipped directly to our retailers from our warehouses by the same third-party logistics provider. Most of our remaining customers pick up their orders at our distribution centers and make their own arrangements for delivery to their fulfillment network. For certain customers, some of our products are shipped directly from the contract manufacturer to the customers’ locations. We believe our use of demand forecasting and vendor-managed inventory systems enables us to meet shipping demands, ensure timely delivery of orders and offer service levels to our customers. For the majority of our customers, our logistics provider distributes the finished goods from our Distribution Centers, which first flow through regional terminals. At the terminals, our orders are consolidated with other companies’ products being shipped to the customer. The finished goods are then distributed to retailer customers’ distribution centers.

International. Our products are also sold outside North America. Our top international sales are in Australia and New Zealand. For the fifty-two weeks ended August 30, 2025, international net sales represented approximately 2.0% of total net sales. For products that are not manufactured in North America and shipped internationally, our international supply chain is run by a lean team solely focused on international operations. Similar to U.S. operations, international operations utilize contract manufacturers for products, and distributors for distribution and sales.

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

Segments

Following the OWYN Acquisition during the fifty-three weeks ended August 31, 2024, the Company determined its operations are organized into two operating segments, Quest and Atkins, and OWYN, which are aggregated into one reportable segment due to similar financial, economic and operating characteristics. The operating segments are also similar in the following areas: (a) the nature of the products; (b) the nature of the production processes; (c) the methods used to distribute products to customers; (d) the type of customer for the products; and, (e) the nature of the regulatory environment. The Company also designed its organizational structure to support entity-wide business functions across brands, products, customers, and geographic regions. As a result, as of the fifty-two weeks ended August 30, 2025, and fifty-three weeks ended August 31, 2024, the Company determined its operations are organized into two operating segments, which were aggregated into one reportable segment due to similar financial, economic and operating characteristics. As of the fifty-two weeks ended August 26, 2023, the Company determined its operations were organized into one consolidated operating segment and reportable segment.

Regulation and Compliance

Along with contract manufacturers, brokers, distributors, ingredients and packaging suppliers, Simply Good Foods is primarily subject to laws and regulations in the United States promulgated by federal, state and local government authorities. In the United States, the federal agencies governing the manufacture, distribution and advertising of products include, among others, the U.S. Federal Trade Commission (“FTC”), the FDA, the U.S. Environmental Protection Agency, and the Occupational Safety and Health Administration, in addition to similar state and local agencies. Under various statutes, these agencies prescribe the requirements and establish the standards for quality and safety and regulate marketing and advertising to consumers. In certain circumstances, these agencies must not only approve products, but also review the manufacturing processes and facilities used to produce these products before they can be marketed in the United States.

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

Human Capital Resources

As of August 30, 2025, our workforce consisted of 328 employees globally with approximately 66% based in an office or in research and development (“R&D”) lab locations. Of that total, approximately 96% of our employees were in the United States, and the rest were in Canada, Australia, and New Zealand. Of these total employees, 138 employees were engaged in marketing and sales, 102 were engaged in R&D, operations and quality, and 88 were engaged in administration. Of our United States employees, 24 employees were hourly and 290 were salaried. No employees were covered by a collective bargaining agreement.

Ambition, Purpose and Values. Our ambition, purpose and values reflect one unified Simply Good Foods company. We’re on a mission to make food that is radically nutritious and defyingly delicious. Our ambition is to become the leader in nutritional snacking, leading the category with trusted brands consumers love. Our values, Simply Bold, Simply Deliver, Simply Learn & Grow, Simply Together, and Simply Kind, are critical to our success in fulfilling our ambition and vision.

Training & Development. Training and development is critical to our success, helps our employees grow their career, and is one way we attract, motivate and retain our employees. We regularly host “Nutrition Bite” and other training sessions for employees, with the Nutrition Bite sessions providing education and additional background on our nutrition philosophy and provide timely updates on regulatory news and evolving nutritional topics. To develop effective and empowered leaders, we host regular trainings and informational sessions.

In our normal performance review cycle, which took place in early fiscal year 2025, approximately 99% of our employees held career discussions with their managers to identify opportunities for development and career progression. Because of career discussions, mentorship opportunities and the talent review process conducted by our senior leadership, during fiscal year 2025, we promoted approximately 9% of our workforce and provided associated compensation increases.

Our Inclusion & Belonging Initiatives (“I&B”). Our Board of Directors’ Corporate Responsibility and Sustainability committee has been tasked with, among other things, overseeing human capital resources and all our I&B initiatives. These initiatives include the following, among others:

•In 2022, we established a group focused on building inclusion and belonging named Simply Good People. In its third year, Simply Good People sponsored a number of educational speakers, and created conversation and connection opportunities. Through this, Simply Good People seeks to foster a positive, open, and trusted culture of belonging where every person feels empowered to bring their unique selves to the workplace.
•We periodically complete pay equity audits to evaluate our pay practices and work to address any issues that may arise.
•We post every open position or promotional opportunity in the United States that is not confidential, and we include the job’s pay range to provide transparency to candidates. This practice provides every qualified candidate an opportunity to apply with knowledge of the range of pay for the role.
•All employees are required to attend preventing discrimination and harassment training.

The table below provides information as of August 30, 2025, the end of our fiscal year, about the representation of women and minorities as a percentage of our employees at various levels of management categories used by our Executive Leadership Team to manage our workforce. This information is also reviewed by our Board of Directors.

Female and Minority Representation
	Female	Minority[1]
All Employees	55%	33%
All People-leaders	46%	24%
Director-level	51%	22%
VP-level	50%	17%
Executive Leadership Team	7%	7%
Board of Directors	20%	20%
[1] Minority representation includes the percent of United States employees who identify as Black or African American, Asian, Hispanic, Native American, or two or more races.

The table below is our 2024 EEO-1 report, shortened to eliminate rows and columns that have no employees in this report or in the previous report total. This table shows our gender, racial, and ethnic composition by EEO-1 job category as set forth in the Section D Employment Data section of the Consolidated EEO-1 Report that we filed with the U.S. Equal Employment Opportunity Commission (EEOC) in 2025. The following information is provided for the period from December 1, 2024, through December 15, 2024, consistent with the report’s filing instructions.

			Not-Hispanic or Latino
	Hispanic or Latino		Male						Female
Job Categories	Male	Female	White	Black or African American	Asian	Native Hawaiian or Pacific Islander	American Indian or Alaskan Native	Two or More Races	White	Black or African American	Asian	Two or More Races	Overall Totals
Executives/Senior Officials & Managers	—	—	10	1	—	—	—	—	1	—	—	—	12
First/Mid Officials & Managers	—	9	34	1	6	—	—	1	29	—	6	3	89
Professionals	12	9	29	3	4	—	—	1	51	1	9	1	120
Technicians	—	—	—	—	—	—	—	—	—	—	—	—	—
Sales Workers	1	1	5	—	—	—	—	1	8	1	—	—	17
Administrative Support	1	13	1	—	1	—	—	1	5	3	2	—	27
Total	14	32	79	5	11	—	—	4	94	5	17	4	265
Previous Report Total	14	28	77	8	9	2	1	4	95	3	16	5	262

In our hiring, we strive for diversity in experience, which has the power to drive innovation and to encompass a wide variety of perspectives in company decision-making. In addition to our focus on merit-based hiring and promotional opportunities, we believe that attracting and retaining a diverse workforce through an inclusive environment will make us a more desirable workplace and will lead to improved business performance.

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

We understand that each employee's situation is unique, so we offer benefits that can be shaped and molded by each employee to fit their individual or family's needs. Our current benefits vary by region, but in the U.S. generally include medical, dental and vision insurance, 401(k) retirement plan, savings accounts, life and disability insurance coverage, free mental telehealth support, and other voluntary benefits.

We recognize the importance of balance in our employees’ lives to their overall wellbeing, so we offer our employees time off benefits to recharge, including vacation time, flexible vacation for exempt positions, sick leave, ten company-paid holidays per year, flexible remote workdays every Monday and Friday, and paid parental leave.

Advancing Health, Nutrition and Wellbeing. We seek to empower healthy lives through smart and satisfying nutrition. We believe we play an important role in helping to improve nutrition and overall wellness in the United States through scientific research, education, advocacy and community engagement.

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

As part of our advocacy on the advantages of a protein-rich, low-carbohydrate, and low-sugar dietary approach, we have devoted portions of our respective brand websites and social media to promote consumer education, engagement, and dialogue about the benefits of our nutritional approaches and how our products can fit within those approaches. Through our websites and social media, we also share educational information to explain each brand’s approach to nutrition, teaching consumers how to make smarter food choices and the nutritional qualities of our approach and products. Our Atkins website also offers free of charge information regarding the Atkins protein-rich, low-carbohydrate and low-sugar approach to eating, and over 1,600 recipes designed to help consumers achieve and maintain a healthy lifestyle, while still enjoying delicious food.

In late 2021, we launched Quest for Impact, formerly known as The Quest Challenge, a grant program for individuals who are making a difference in their community in support of health and wellness. In fiscal year 2025, we provided four separate $20,000 grants. The Quest for Impact grants were awarded following a competitive process in which applicants expressed their current philanthropic work and what they aim to achieve if they received the grant. We will continue to follow the progress of our past recipients and their effect on their communities.

We encourage and support our employees to give back to charities they are passionate about, and we match up to $100 of each employee’s donations. We also offer a Volunteer Time Off policy that reflects our commitment to community responsibility and impact. Through this program, employees are provided with two days of paid time-off each year to volunteer with meaningful causes that strengthen the communities where we live and work, while reinforcing our mission and values.

In May 2024, we announced our partnership with the Boys and Girls clubs of metro Denver to create the Spark and Spoon project. This project will impact over 28,000 kids and teens across Denver, providing them with nutrition education, healthy lifestyle programs, culinary programs, healthy food boxes, field trips, and provide funding for a dedicated full time staff member to support the programs. In July of 2024, Simply Good Foods volunteers assisted with a cooking class, helping the kids learn vital food preparation skills such as chopping, measuring, and mixing as they created three special dishes and enjoyed the “art” of cooking. In our first year, over 300 cooking and nutrition classes were held with over 2,260 club members participating. Our support has enabled the local organization to hire new staff to expand the program and ensure that nutrition programming was available at all 18 clubs in the region. We provided over 3,000 healthy food boxes (45,765 pounds) throughout the year and 540 boxes (8,100 pounds) for the holidays. In addition, we sponsored the development of The Spark & Spoon Project’s “The Family Cookbook” and partnered with a local retail partner to amplify the effect and sales. The Spark & Spoon Project’s “The Family Cookbook,” is a collection of thirty recipes that highlight recipes submitted by club members, highlighting their favorite foods and are representative of their cultural heritage. By encouraging kids to learn about the traditional foods and culinary traditions of their families we aim to improve food and nutrition literacy, which are known determinants of health outcomes later in life.

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

Consumer perceptions of the nutritional profile of our products and related eating practices may shift. Consumers may also no longer perceive products with fewer carbohydrates, higher levels of protein, higher levels of fat, or additional fiber or which contain alternative sweeteners as healthy or needed to achieve personal weight management, wellness, lifestyle, or fitness goals. Adverse messaging in the media, including social media, or within certain influencer communities, relating to the marketing of nutritional snacking products or weight-related dietary programs may adversely affect the overall consumer impression of certain products, programs or brands, which may materially and adversely affect our business. Nutritional and healthy lifestyle approaches are the subject of numerous studies and publications, often with differentiating views and opinions, some of which may be adverse to us.

Conflicting scientific information on what constitutes good nutrition, or the benefits of certain dietary approaches may also materially and adversely affect our business. Adverse public opinion, third-party studies, or other allegations, whether or not valid, regarding the perceived or potential negative health effects of processing of ingredients in our products, such as concerns about the use of nutritive and non-nutritive sweeteners, seed oils, or other substances such as PFAS (per- and polyfluoroalkyl substances) chemicals in our ingredients or materials, may contribute to actual or threatened legal action against us, negative consumer perception of our products, new or increased taxes on our products, or additional government regulation, any of which may be costly and reduce their appeal. Such risks may be increased if government officials make public statements about alleged risks purportedly associated with processing, particular ingredients used in our products, or unintentional contaminants that may be present in nature and are possibly measurable in trace amounts in our ingredients.

Our success depends, in part, on our ability to advance sound nutrition research and to anticipate the tastes and dietary habits of consumers and other consumer trends and to offer products with marketing that appeal to their needs and preferences on a timely and affordable basis. A change in consumer discretionary spending, due to inflationary pressures, economic downturn or other reasons may also materially and adversely affect our sales, and our business, financial condition and results of operations.

We may not be able to compete successfully in the highly competitive nutritional snacking industry.

Our business is committed to providing people a more nutritious way to eat. We compete in the nutritional snacking industry, which is included in the general snack foods industry. The nutritious snacking industry is large and intensely competitive. Competitive factors in the nutritional snacking industry include product quality, taste, texture, brand awareness among consumers, nutritional content, the sourcing and degree of processing of ingredients, innovation of “on-trend” snacks, variety of snacks offered, allergen profile, grocery aisle placement, access to retailer shelf space, price, advertising and promotion, perceived level of protein to calorie ratio, price per gram of protein, and product packaging and package design. We compete in this market against numerous multinational, regional and local companies principally based on our nutritional content, product taste and quality, our brand recognition and loyalty, marketing, advertising, price and the ability to satisfy specific consumer dietary needs. An increasing focus on macronutrient-focused products in the marketplace will likely increase these competitive pressures within the category in future periods.

Our competitors in the nutritional snacking industry include companies selling protein bars, chips, confections, shakes and nutritional supplements often with a focus on specific dietary approaches such as keto, paleo, vegan, gluten free, vegetarian and others. Views towards nutritional snacking, weight loss and management, and other nutritional approaches, are cyclical and trendy, with constantly changing consumer perceptions. Besides remaining competitive through the quality of our products and consumer perceptions of the effectiveness of a low-carb, low-sugar and protein-rich eating approach, our brands must continue to be viewed favorably, or our business and reputation may be materially and adversely affected. If other nutritional approaches become more popular, or are generally perceived to be more effective, we may not be able to compete effectively. In addition, public opinion on the use of chronic weight management medication continues to shift significantly as the popularity of clinical solutions grows and more weight management medications are approved by the FDA. Moreover, the growing acceptance and use of medication to manage weight could negatively affect the demand for many types of food in general and our products. If the use of weight management medication becomes more popular and more widely used and we are unable to communicate effectively to consumers how our products can support achieving or maintaining their weight management goals, our business could be materially and adversely affected.

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

Our operations are dependent on a global supply chain and the effects on us or our suppliers of supply chain constraints and inflationary pressures, including those related to tariffs, could adversely affect our operating results.

Our operations and the operations of our contract manufacturers have been, and may continue to be, affected by supply chain constraints and packaging, ingredient and labor challenges resulting in increased costs. The continuing uncertain economic environment and macroeconomic and geopolitical events and trends may increase or prolong these risks. In addition, current or future governmental policies or regulations, which include the imposition of tariffs, or the effects on certain ingredients resulting from climate change or regulations associated with combating climate change may increase the risk of further inflation, which could further increase the costs of ingredients, packaging and finished goods for our business. Similarly, if costs of goods and labor continue to increase, our suppliers may continue to seek price increases from us. These circumstances have resulted in negative effects on our results of operations. If we cannot mitigate the effect of supply chain constraints and inflationary pressure through price increases or cost saving measures, our results of operations and financial condition could be further negatively affected.

Even if we can raise the prices of our products, consumers might react negatively to these price increases, which could have a material adverse effect on, among other things, our brands, reputation, and sales. If our competitors maintain or lower their prices while we raise prices, we may lose customers or the purchase frequency of our products may slow, which would both adversely affect sales. Our profitability may be negatively affected by higher costs, inadequate pricing or a reduction in purchase frequencies of our products, which may negatively affect gross margins and sales. Even though we continue to work to alleviate supply chain constraints through various measures, we cannot predict the effect of these constraints on the timing of revenue and operating costs of our business in the near future. Supply chain challenges and supply chain constraints relating to ingredients, freight and packaging, including cost inflation in general and as related to tariffs, have negatively affected our gross margins and profitability in the past and may continue to have a negative effect on our future operating results and profitability. In addition, prolonged unfavorable economic conditions, including because of recession or slowed economic growth, labor strikes, or public health outbreaks, endemics or pandemics, may have an adverse effect on our sales and profitability.

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

The nutritional snacking industry is subject to rapid and frequent changes in consumer demands. Because consumers are constantly seeking new products and strategies to achieve their healthy eating goals, our success relies heavily on our ability to continue to enhance our brand recognition amongst consumers, develop and market new and innovative products and extensions, and effectively inform consumers of these new products. New product sales represent a growing and important portion of our net sales. To respond to new and evolving consumer demands, achieve market acceptance and keep pace with new nutritional, scientific, technological and other developments, we must constantly introduce new and innovative products into the market, some of which may not be accepted by consumers, may be sent to market prematurely, or may contravene our or consumers’ taste or texture standards. Accordingly, we may fail in timely developing, introducing, or marketing any new or enhanced products. If we cannot commercialize new products, our revenue may not grow as expected, which would materially and adversely affect our business, financial condition and results of operations.

Our growth may be limited if we cannot maintain or secure additional shelf or retail space for our products in brick-and-mortar retailers.

Our results depend on our ability to drive revenue growth, in part, by maintaining and expanding the distribution for our products. Our ability to do so may be limited by an inability to secure new retailers or maintain or add shelf and retail space for our products. Shelf and retail space for nutritional snacks is limited and subject to competitive and other pressures. There can be no assurance that retailers will provide sufficient, or any, shelf space, nor that online retailers will provide online access to, or adequate product visibility on, their platform to enable us to meet our growth objectives. Recently, the Atkins brand has seen a reduction of retailer shelf space and total points of distribution, which has, and we expect to continue to have, a negative effect on Atkins’ net sales.

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

Negative information, including inaccurate information, about us on social media or online applications that report on the nutritional value of products may harm our reputation and brands, which could have a material and adverse effect on our business, financial condition and results of operations.

There has been a marked increase in using social media platforms and similar channels and online applications that provide individuals with access to a broad audience of consumers and other interested persons and access to commentary or ratings on the nutritional value of products. The availability of this information is virtually immediate, as is its effect. Many social media platforms provide the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. In addition, many online applications that provide ratings of the nutritional value of products present their ratings with a particular viewpoint that may not be understood by consumers. The opportunity for dissemination of information, including inaccurate information, is potentially limitless. Information about our business and/or products may be circulated on such platforms or through such applications at any time. Negative views regarding our products and the efficacy of our eating approaches have been posted on various social media platforms and ranking applications, may continue to be posted in the future, and are out of our control. Regardless of their accuracy or authenticity, such information and views may be adverse to our interests and may harm our reputation and brands. The harm may be immediate without affording an opportunity for redress or correction. Ultimately, the risks associated with any such negative publicity cannot be eliminated or completely mitigated and may materially and adversely affect our business, financial condition and results of operations.

We must appropriately allocate resources to maintain consumer awareness of our brands, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve, and our programs may or may not be successful.

To remain competitive and expand and keep shelf placement for our products, we may need to increase our marketing and advertising spending to maintain and increase consumer awareness, protect and grow our existing market share or promote new products, which could affect our operating results. Substantial advertising and promotional expenditures may be required to maintain or improve the market position of our brands or to introduce new products to the market. We, along with participants in our industry, are increasingly engaging with non-traditional and evolving media channels, including consumer outreach through social media and web-based communications, which may not prove successful. An increase in our marketing and advertising efforts may not maintain our current reputation or lead to increased awareness for our brands. Moreover, we may not maintain current awareness of our brands due to any potential fragmentation of our marketing efforts as we continue to focus primarily on a low-carb, low-sugar and protein-rich nutritional approach for everyday snacking consumers. In addition, as media becomes increasingly fragmented, with consumers viewing media more and more through a variety of different platforms, channels and devices such as mobile devices and online streaming and less from traditional broadcast and cable television outlets, our costs to reach a comparable number of target consumers for our advertising activities has increased.

We also consistently evaluate our product lines to determine whether to redesign or discontinue certain products. Redesigning or discontinuing products may increase our profit margin but could reduce our sales and cause consumers to shop other brands. The reformulation or discontinuation of product lines may have an adverse effect on our business, financial condition and results of operations.

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

The actual or perceived effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, could negatively affect our operations, liquidity, financial condition and results of operations.

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

The spread of pandemics, epidemics or disease outbreaks may also disrupt our third-party business partners’ ability to meet their obligations to us, which may negatively affect our operations. These third parties include those who supply our ingredients, packaging, and other necessary operating materials, contract manufacturers, distributors, and logistics and transportation services providers. As a result of such events, ports and other channels of entry may be closed or operate at only a portion of capacity, as workers may be prohibited or otherwise unable to report to work and means of transporting products within regions or countries may be limited for the same reason. For example, the operations of several of our contract manufacturers were affected by the COVID-19 pandemic’s effect during fiscal years 2020 and 2021 on the availability of labor. During the COVID-19 pandemic, transport restrictions were put in place and global supply was constrained, each of which caused price increases or shortages of certain ingredients and raw materials used in our products. Further, our contract manufacturers’ ability to manufacture our products was, and may again in the future be, impaired by disruption to their employee staffing, procurement, manufacturing, or warehousing capabilities because of health pandemics, epidemics or disease outbreaks.

Our results of operations depend on, among other things, our ability to maintain and increase sales volume with our existing customers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Our ability to implement our innovation, advertising, display and promotion activities designed to maintain and increase our sales volumes on a timely basis may be negatively affected because of modifications to retailer shelf reset timing or retailer pullback on in-store display and promotional activities during pandemic or similar situations. Retailers may also alter their normal inventory receiving and product restocking practices during pandemics, epidemics or disease outbreaks, which may negatively affect our business.

Workforce limitations and travel restrictions resulting from pandemics, epidemics or disease outbreaks and related government actions may affect many aspects of our business. If a significant percentage of our workforce cannot work or we cannot visit our contract manufacturers’ locations, including because of illness, travel or government restrictions related to pandemics or disease outbreaks, our operations may be negatively affected. In addition, pandemics or disease outbreaks could cause a widespread health crisis that could adversely affect the economies and financial markets of many countries where we offer products, resulting in an economic downturn that could affect customers’ and consumers’ demand for our products.

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

Risks Related to our Operating Model

Ingredient and packaging costs are volatile and may rise significantly for a variety of reasons, many of which are outside our control, which may negatively affect the profitability of our business.

We source ingredients and packaging from a variety of vendors and suppliers, including domestic and international sources. We negotiate the prices for large quantities of core ingredients, such as nuts, protein, fiber and packaging materials. Several ingredients are farmed or manufactured outside of the United States. Costs of ingredients and packaging are volatile and can fluctuate due to conditions difficult to predict, including global competition for resources, fluctuations in currency and exchange rates, weather conditions, the effects of climate change, natural or man-made disasters, consumer demand, geopolitical events, and changes in governmental trade, including the imposition of tariffs in the United States, and agricultural programs and environmental regulations affecting the production or manufacturing of ingredients and packaging. Volatility in the prices of the core ingredients and other supplies we purchase increased in recent fiscal years and, while these price increases have begun to moderate for some core ingredients and other supplies, we experienced increased costs for certain core ingredients and supplies during fiscal year 2026. We also anticipate increases in the cost of certain core ingredients and supplies during fiscal year 2026. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Trends.”

United States trade policies, including tariffs, and potential related actions by other countries are all outside of our control and may affect our financial condition or results of operations. Recently, the United States announced tariffs on imports from a broad range of countries, including the European Union, Canada, Mexico, and China, which we anticipate will cause inflationary pressures and higher costs on certain of our ingredients and packaging and imports from the affected countries during fiscal year 2026. If maintained, the announced tariffs, as well as related measures that could be taken by other countries and the potential escalation of trade disputes, are expected to affect our business and results of operations. The extent and duration of the tariffs and the resulting effect on general economic conditions and on our business as a result of increases in prices for ingredients and packaging we import or our suppliers and vendors purchase to produce these items that we acquire through our supply chain are uncertain and depend on various factors, such as negotiations between the United States and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products.

Our attempts to potentially offset these pressures through increases in the selling prices of some of our products or cost savings initiatives may not be successful and may result in reductions in sales volume or profitability. To the extent that price increases or cost savings initiatives are not sufficient to offset increased costs, and/or if they result in significant decreases in sales volume or profitability, our business, financial condition, or operating results may be adversely affected.

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

The core ingredients used in manufacturing our products include nuts, protein and fiber. We rely on a limited number and in certain cases single third-party suppliers to provide our core ingredients, a portion of which are international companies. There may be a limited market supply of any of our core ingredients. Any disruption in supply could materially and adversely affect our business, particularly our profitability and margins. Events that adversely affect our suppliers could impair our ability to obtain core ingredient inventories in the quantities desired. Such events include problems with our suppliers’ businesses, finances, labor relations, sustainability concerns, evolving applicable environmental regulations, ability to import core ingredients, delays in imported core ingredients being processed through local customs, costs, production, insurance, reputation and weather conditions during growing, harvesting or shipping, including flood, drought, frost and earthquakes, man-made disasters or other catastrophic occurrences, and geopolitical events such as the continuing conflict between Ukraine and Russia.

Our financial performance depends largely on our ability to purchase core ingredients and packaging in sufficient quantities at competitive prices. We may not have continued supply, pricing or exclusive access to core ingredients and packaging from these sources. Any of our suppliers could discontinue or seek to alter their relationships with us. We may be adversely affected by increased demand for our specific core ingredients, a reduction in the overall supply of required core ingredients, suppliers raising their prices, and increases in the cost of packaging and distributing core ingredients. We may not be able to identify and qualify new suppliers of core ingredients promptly, which could adversely affect our ability to make timely deliveries of products. Additionally, we may be adversely affected if suppliers stop selling to us or enter arrangements that impair their abilities to provide us with core ingredients and packaging.

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

If having our products available for consumer purchase through our retail customers is disrupted for any reason, including because of an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our contract manufacturers, or if our customers experience delays in stocking our products in their locations, we may experience a reduction in sales at retail and our results of operations could be material and adversely affected.

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

We may be subject to claims or lawsuits, including class actions lawsuits which may result in liability for actual or claimed injuries, illness, death, damages, or reimbursements. Any of these events could materially and adversely affect our business, financial condition and results of operations. Whether or not a claim or lawsuit is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness, injury, or damages could adversely affect our reputation with existing and potential consumers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our available insurance or by any rights of indemnity or contribution we may have against others. We maintain product liability insurance in an amount we believe to be adequate. However, we may incur claims or liabilities for which we are not insured or that exceed our insurance coverage. A product liability judgment against us or a product recall could materially and adversely affect our business, financial condition and results of operations.

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

A substantial amount of our sales are generated from a limited number of retailers. Sales to our largest retailer customer, Walmart Inc., represented approximately 31% of consolidated sales in fiscal year 2025, with approximately 24% through their mass retail channel and approximately 7% through their Sam’s Club and e-commerce channels. Sales to our next largest retailer, Amazon, represented approximately 18% of consolidated sales in fiscal year 2025. No other customer represents more than 10% of sales. Although the composition of our significant retailers may vary from period to period, we expect most of our sales will continue to come from a relatively small number of retailers for the foreseeable future. These retailers may take actions that affect us for reasons we cannot anticipate or control, such as their financial condition, changes in their business strategy or operations, including their inability to meet their labor or other human capital needs, the perceived quality of their products and introducing competing products. There can be no assurance that Walmart or Amazon or our other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing. During fiscal year 2025, Walmart reduced the number of Atkins products it carries in its stores and in the future may continue to reduce the total assortment of Atkins products it carries.

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

Climate Change, or legal, regulatory or market measures to address climate change, may negatively affect our business and operations.

There is growing concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. If such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as whey, cocoa and palm or other plant-based oils. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, or disrupt production schedules. The physical effects and transitional costs of climate change and the legal, regulatory or market initiatives to address climate change could have a negative effect on our business, financial condition, and results of operations.

There is an increased focus by regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies, and sustainability. Increased compliance costs and expenses because of climate change and additional legal or regulatory requirements regarding climate change that are designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment may cause disruptions in, or an increase in the costs associated with, our business. Moreover, compliance with any such legal or regulatory requirements may require us to make significant changes in our business operations and strategy, which will likely require us to devote substantial time and attention to these matters and cause us to incur additional costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse effect on our business and results of operations.

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

We may not realize the expected benefits of acquisitions, including the OWYN acquisition, because of integration difficulties and other challenges.

We have historically seen growth in our business through acquisitions of complementary products and businesses. For example, we completed the OWYN Acquisition in June 2024. The success of acquisitions, including the OWYN acquisition, will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating these acquired businesses with our existing business. The integration process may be complex, costly and time-consuming. The difficulties of integrating the operations of an acquired business, including OWYN, consist of, among others:

•failure to implement our business plan for the combined business;
•unanticipated issues in integrating co-manufacturing, logistics, information, communications and other systems;
•possible inconsistencies in standards, controls, procedures and policies, and compensation structures between the acquired structure and our structure;
•failure to retain key employees, customers and suppliers;
•unanticipated changes in applicable laws and regulations;
•the complexities associated with integrating personnel from another company;
•operating risks inherent in the acquired company’s business and our business;
•diversion of management's attention from other business concerns;
•increasing the scope, geographic diversity and complexity of our operations; and
•unanticipated issues, expenses and liabilities.

We may not be able to maintain the levels of net sales, earnings or operating efficiency that each company had achieved historically or might achieve separately. In addition, we may not accomplish the integration of an acquired business smoothly, successfully or within the anticipated costs or timeframe. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected.

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

Conflicts between state and federal law regarding definitions of our core ingredients, and labeling requirements, may lead to non-compliance with state and local regulations. For example, certain states may maintain narrower definitions of certain ingredients, and more stringent labeling requirements that we are unable to timely implement, or which may cause confusion for consumers. Any non-compliance at the state or local level or resulting from confusion or decrease in appeal with consumers could materially and adversely affect our business, financial condition and results of operations.

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

There is an additional risk that potential litigation may lead to adverse publicity, consumer confusion, distrust and additional legal challenges for us. Should we become subject to related or additional lawsuits, including claims related to our products, labeling or advertising, which may vary under state and federal rules and regulations, consumers may avoid purchasing our products or seek alternative products, even if the basis for the claims against us is unfounded.

Risks Related to our Capital Structure

Our indebtedness could materially and adversely affect our financial condition and ability to operate our company, and we may incur additional debt.

As of August 30, 2025, we had approximately $250 million in outstanding term loan indebtedness and a revolving credit facility with availability of up to $75 million with no amounts drawn on that revolving credit facility. Our current and future debt level and the terms of our debt arrangements could materially and adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the credit facilities governing our indebtedness, we have granted the lenders a security interest in substantially all of our assets, including the assets of our subsidiaries and an affiliate.

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

We may be required to recognize impairment charges that could materially affect our financial results.

We assess our noncurrent assets, including trademarks, goodwill and other intangible assets, and other long-lived assets, as and when required by accounting principles generally accepted in the United States to determine whether they are impaired and, if they are, we record appropriate impairment charges. We have recorded, and we may be required to record in the future, significant impairment charges and, if we do so, our net income could be materially adversely affected. Refer to Note 5, Goodwill and Intangibles, for additional information regarding the Company’s impairment assessments and related impairment charges recorded during fiscal year 2025.

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

Finally, our business could be negatively affected by changes in the U.S. and Canadian political environments, in particular. We operate primarily in the United States, and we ship a large number of products between the U.S. and Canada. Adverse changes to trade agreements, import or export regulations, customs duties or tariffs, including exemptions to customs duties or tariffs by either or both governments may have a negative effect on our business, financial conditions and results of operations.

Our international operations expose us to fluctuations in exchange rates, which may materially and adversely affect our operating results.

We source large quantities of our core ingredients from foreign suppliers, and as a result, any material upward movement in foreign exchange rates relative to the U.S. dollar will adversely affect our profitability. Furthermore, the substantial majority of our revenue is generated domestically, while a portion of our third-party manufacturing is completed in Canada. Any U.S. dollar weakness may therefore materially and adversely affect revenue and cash flows while also increasing supply and manufacturing costs.

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

Item 2. Properties.

Our corporate headquarters is located at 1225 17th Street, Suite 1000, Denver, CO 80202. We lease this property, which occupies approximately 27,600 square feet. In addition, we lease or otherwise have rights to use office space and storage space in El Segundo, California, Broomfield, Colorado, and Bentonville metro-area, Arkansas. We also lease two distribution centers in Greenfield, Indiana. We utilize over 1.6 million square feet of floor space among our distribution centers.

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

As of October 17, 2025, there were 99,857,851 shares outstanding and 9 record holders of our common stock.

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

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum dollar value of shares that may yet be purchased under the plans or programs(1)
June 1, 2025 - June 28, 2025	—	$—	—	$47,209,385
June 29, 2025 - July 26, 2025	—	—	—	47,209,385
July 27, 2025 - August 30, 2025	899,096	29.53	899,096	20,661,295
Total	899,096	$29.53	899,096	$20,661,295

(1) We adopted a $50.0 million stock repurchase program on November 13, 2018. On April 13, 2022, and October 21, 2022, we announced that our Board of Directors had approved the addition of $50.0 million and $50.0 million, respectively, to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $150.0 million. As of August 30, 2025, approximately $20.7 million remained available under the stock repurchase program. On October 21, 2025, the Company's Board of Directors approved a $150.0 million increase to its existing stock repurchase program. Under the stock repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate us to acquire any specific number of shares over any specific period of time. We may suspend or discontinue the stock repurchase program at any time, and the stock repurchase program does not have an expiration date.

Performance Graph

The following stock performance graph compares the cumulative total stockholder return over the last five fiscal years for (i) the Company’s common stock, (ii) the Standard & Poor’s 500 Index, and (iii) the Standard & Poor’s 500 Packaged Foods & Meats Index. The graph assumes the value of the investment in our common stock and each index was $100.00 on August 29, 2020, with the value of each index inclusive of the reinvestment of any dividends.

The stock price performance below is not necessarily indicative of future stock price performance.

$300.00
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
August 29, 2020
August 28, 2021
August 27, 2022
August 26, 2023
August 31, 2024
August 30, 2025
The Simply Good Foods Company
S&P 500 Index
S&P 500 Packaged Foods & Meats Index

	Annual Return Percentage
	Fiscal Years Ending
Company Name / Index	August 29, 2020	August 28, 2021	August 27, 2022	August 26, 2023	August 31, 2024	August 30, 2025
The Simply Good Foods Company	$100.00	$139.23	$124.10	$135.72	$123.71	$112.76
S&P 500 Index	$100.00	$128.54	$115.67	$125.12	$160.00	$184.16
S&P 500 Packaged Foods & Meats Index	$100.00	$99.74	$111.00	$106.15	$106.57	$88.83

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

Our fiscal year ends the last Saturday in August. Our fiscal year 2025 ended August 30, 2025, was a fifty-two week period. Our fiscal years 2024 and 2023 ended August 31, 2024, and August 26, 2023, were a fifty-three week period and a fifty-two week period, respectively. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three week fiscal periods for which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Saturday of each quarter (fourteenth Saturday of the fourth quarter, when applicable). Our fiscal quarters for fiscal 2025 ended on November 30, 2024, March 1, 2025, May 31, 2025, and August 30, 2025.

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

Overview

The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements, and other product offerings. The product portfolio we develop, market and sell consists primarily of protein bars, ready-to-drink (“RTD”) shakes, sweet and salty snacks and confectionery products marketed under the Quest, Atkins, and OWYN brand names. We believe Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities.

To that end, in June 2024, we completed the acquisition of Only What You Need, Inc., a plant-based protein food company, for a cash purchase price of approximately $281.9 million (subject to customary adjustments). For more information, please see “Liquidity and Capital Resources-OWYN Acquisition”.

Our nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies and health-and-wellness trends: Quest for consumers seeking a variety of protein-rich foods and beverages that also limit sugars and simple carbs, Atkins for those following a low-carb lifestyle, and OWYN for those looking for a plant-based food and beverage option. We distribute our products in major retail channels, primarily in North America, including grocery, club, and mass merchandise, as well as through e-commerce, convenience, specialty, and other channels. Our portfolio of nutritious snacking brands gives us a strong platform with which to introduce new products, expand distribution, and attract new consumers to our products.

Business Trends

Our consolidated results of operations for the fiscal year ended August 30, 2025, were primarily driven by Quest and OWYN volume growth, which more than offset continued declines in Atkins driven primarily by a reduction of distribution. In recent periods, retail distribution for the Atkins brand has been under pressure, driving net sales declines for the brand that have been partially offset by growth in the e-commerce channel. The Atkins brand has had, and continues to have, a large retail presence on-shelf, which is being reduced in fiscal year 2026 and could be reduced in future periods. In response, in fiscal year 2026, we are taking actions to bolster the highest performing Atkins products and simultaneously working with retailers to replace lower performing Atkins products with higher performing Quest and OWYN products.

The Company’s gross margin was affected by the unfavorable effects of higher commodity expenses compared to the prior year. We continue to monitor macroeconomic trends and uncertainties such as consumer and economic uncertainty, key ingredient inflation, supply chain challenges, and the effects of tariffs, which may have adverse effects on net sales and profitability. We are continuing to evaluate these factors and our ability to potentially offset all or a portion of cost increases through pricing actions and cost savings efforts for fiscal year 2026. Economic pressures on customers and consumers, including the challenges of high inflation and the effects of tariffs, may negatively affect our net sales and profitability in the future.

Please also see the information under Item 1A. “Risk Factors” for additional information regarding the risks of inflation, higher raw material, packaging, co-manufacturing, and logistics costs, and supply chain challenges.

Our Reportable Segment

Following the OWYN Acquisition during the fifty-three weeks ended August 31, 2024, the Company determined its operations are organized into two operating segments, Quest and Atkins, and OWYN, due to similar financial, economic and operating characteristics. The operating segments are also similar in the following areas: (a) the nature of the products; (b) the nature of the production processes; (c) the methods used to distribute products to customers, (d) the type of customer for the products, and (e) the nature of the regulatory environment. The Company also designed its organizational structure to support entity-wide business functions across brands, products, customers, and geographic regions. As a result, as of the fifty-two weeks ended August 30, 2025, and fifty-three weeks ended August 31, 2024, the Company determined its operations are organized into two operating segments, which were aggregated into one reportable segment due to similar financial, economic and operating characteristics. As of the fifty-two weeks ended August 26, 2023, the Company determined its operations were organized into one consolidated operating segment and reportable segment.
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

Operating expenses. Operating expenses consist primarily of selling and marketing, general and administrative, depreciation and amortization, business transaction costs, and loss on impairment. The following is a brief description of the components of operating expenses:
•Selling and marketing. Selling and marketing expenses comprise broker commissions, consumer marketing, media and other marketing costs.
•General and administrative. General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support our business, including employee compensation, stock-based compensation, professional services, executive transition costs, integration expense, restructuring costs, insurance and other general corporate expenses.
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
•Loss on impairment. Loss on impairment is comprised of impairment charges related to our brand and trademarks indefinite-lived intangible asset and our licensing agreements finite-lived intangible asset.

Results of Operations

During the fifty-two weeks ended August 30, 2025, our net sales increased $119.6 million, or 9.0%, to $1,450.9 million compared to net sales of $1,331.3 million for the fifty-three weeks ended August 31, 2024, driven by Quest and OWYN volume growth, which more than offset continued declines in Atkins driven primarily by a reduction of distribution. Gross profit increased, driven by higher sales volumes, while gross profit margin decreased primarily as a result of unfavorable commodity expenses compared to the prior period and lower gross profit margins of the OWYN business. We expect to continue building on our existing capabilities and strengthening the position of our brands in the marketplace, and will continue to invest in our business and improve our operating efficiencies.

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

A discussion regarding our financial condition and results of operations for the fifty-two weeks ended August 30, 2025, compared to the fifty-three weeks ended August 31, 2024, is presented below. A discussion regarding our financial condition and results of operations for the fifty-three weeks ended August 31, 2024, compared to the fifty-two weeks ended August 26, 2023, can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, filed with the SEC on October 29, 2024.

Comparison of Results for the Fifty-Two Weeks Ended August 30, 2025, and the Fifty-three weeks ended August 31, 2024

The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	52-Weeks Ended	% of Net Sales	53-Weeks Ended	% of Net Sales
(In thousands)	August 30, 2025		August 31, 2024
Net sales	$1,450,920	100.0%	$1,331,321	100.0%
Cost of goods sold	925,173	63.8%	819,755	61.6%
Gross profit	525,747	36.2%	511,566	38.4%

Operating expenses:
Selling and marketing	134,282	9.3%	143,929	10.8%
General and administrative	155,930	10.7%	129,699	9.7%
Depreciation and amortization	16,900	1.2%	16,917	1.3%
Business transaction costs	820	0.1%	14,524	1.1%
Loss on impairment	60,928	4.2%	—	—%
Total operating expenses	368,860	25.4%	305,069	22.9%

Income from operations	156,887	10.8%	206,497	15.5%

Other income (expense):
Interest income	2,663	0.2%	4,307	0.3%
Interest expense	(23,249)	(1.6)%	(26,029)	(2.0)%
(Loss) gain on foreign currency transactions	(421)	—%	267	—%
Other income	23	—%	1,008	0.1%
Total other income (expense)	(20,984)	(1.4)%	(20,447)	(1.5)%

Income before income taxes	135,903	9.4%	186,050	14.0%
Income tax expense	32,289	2.2%	46,741	3.5%
Net income	$103,614	7.1%	$139,309	10.5%

Other financial data:
Adjusted EBITDA (1)	$278,162	19.2%	$269,130	20.2%
(1) Adjusted EBITDA is a non-GAAP financial metric. See below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Net sales. Net sales of $1,450.9 million represented an increase of $119.6 million, or 9.0%, for the fifty-two weeks ended August 30, 2025, compared to the fifty-three weeks ended August 31, 2024. The increase in net sales was primarily driven by Quest and OWYN volume growth, which more than offset continued declines in Atkins driven primarily by a reduction of distribution.

Cost of goods sold. Cost of goods sold increased $105.4 million, or 12.9%, for the fifty-two weeks ended August 30, 2025, compared to the fifty-three weeks ended August 31, 2024. The cost of goods sold increase was primarily driven by higher sales volumes, primarily as a result of the growth for Quest and OWYN.

Gross profit. Gross profit of $525.7 million increased $14.2 million, or 2.8%, for the fifty-two weeks ended August 30, 2025, compared to the fifty-three weeks ended August 31, 2024. Gross profit as a percentage of net sales was 36.2% for the fifty-two weeks ended August 30, 2025, a decrease of 220 basis points from 38.4% of net sales for the fifty-three weeks ended August 31, 2024. The decrease in gross profit margin was primarily driven by unfavorable commodity expenses compared to the prior year period and lower gross profit margins of the OWYN business.

Operating expenses. Operating expenses increased $63.8 million, or 20.9%, for the fifty-two weeks ended August 30, 2025, compared to the fifty-three weeks ended August 31, 2024, due to the following:

•Selling and marketing. Selling and marketing expenses decreased $9.6 million, or 6.7%, for the fifty-two weeks ended August 30, 2025, compared to the fifty-three weeks ended August 31, 2024. The decrease was primarily related to an overall decrease in marketing spend.
•General and administrative. General and administrative expenses increased $26.2 million, or 20.2%, for the fifty-two weeks ended August 30, 2025, compared to the fifty-three weeks ended August 31, 2024. The increase was primarily attributable to an increase of $20.3 million in integration expenses related to the OWYN Acquisition, an increase of $8.0 million in employee-related costs, and higher corporate expenses and other costs, partially offset by a decrease in stock based compensation of $3.1 million.
•Depreciation and amortization. Depreciation and amortization expenses were $16.9 million for both the fifty-two weeks ended August 30, 2025, and the fifty-three weeks ended August 31, 2024.
•Business transaction costs. Business transaction costs were $0.8 million for the fifty-two weeks ended August 30, 2025, compared to $14.5 million for the fifty-three weeks ended August 31, 2024, and were comprised of expenses related to the OWYN Acquisition.
•Loss on impairment. Loss on impairment charges were $60.9 million for the fifty-two weeks ended August 30, 2025. Refer to Note 5, Goodwill and Intangibles, for additional information regarding the Company’s impairment assessments.

Interest income. Interest income decreased $1.6 million or 38.2% to $2.7 million for the fifty-two weeks ended August 30, 2025, compared to $4.3 million of interest income for the fifty-three weeks ended August 31, 2024, primarily due to lower cash balances and the decrease in interest rates.

Interest expense. Interest expense decreased $2.8 million for the fifty-two weeks ended August 30, 2025, compared to the fifty-three weeks ended August 31, 2024, primarily due to the effect of principal payments reducing the outstanding balance of the Term Facility (as defined below) during the fiscal year. Additionally, interest expense related to the amortization of deferred financing costs and debt discount decreased $0.6 million for the fifty-two weeks ended August 30, 2025, compared to the fifty-three weeks ended August 31, 2024.

(Loss) gain on foreign currency transactions. Foreign currency transactions resulted in an immaterial loss and an immaterial gain for the fifty-two weeks ended August 30, 2025, and August 31, 2024, respectively.

Income tax expense. Income tax expense decreased $14.5 million for the fifty-two weeks ended August 30, 2025, compared to the fifty-three weeks ended August 31, 2024. The decrease in our income tax expense is primarily driven by lower income from operations and changes in permanent differences.

Net income. Net income was $103.6 million for the fifty-two weeks ended August 30, 2025, a decrease of $35.7 million, compared to net income of $139.3 million for the fifty-three weeks ended August 31, 2024. The decrease was driven by higher operating expenses, primarily the loss on impairment, and was partially offset by higher gross profit and lower interest expense.

Adjusted EBITDA. Adjusted EBITDA increased $9.0 million, or 3.4%, for the fifty-two weeks ended August 30, 2025, compared to the fifty-three weeks ended August 31, 2024, driven primarily by higher gross profit. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Reconciliation of EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed as alternatives to net income as an indicator of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines EBITDA as net income or loss before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude the following items: loss on impairment, stock-based compensation expense, executive transition costs, business transaction costs, inventory step-up, integration expenses, term loan transaction fees, and other non-core expenses. The Company believes that EBITDA and Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors. Management of the Company uses EBITDA and Adjusted EBITDA to supplement net income because these measures reflect operating results of the on-going operations, eliminate items that are not directly attributable to the Company’s underlying operating performance, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics the Company’s management uses in its financial and operational decision making. The Company also believes that EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the fifty-two weeks ended August 30, 2025, and fifty-three weeks ended August 31, 2024:

	52-Weeks Ended	53-Weeks Ended
(In thousands)	August 30, 2025	August 31, 2024
Net income	$103,614	$139,309
Interest income	(2,663)	(4,307)
Interest expense	23,249	26,029
Income tax expense	32,289	46,741
Depreciation and amortization	21,431	20,993
EBITDA	177,920	228,765
Loss on impairment	60,928	—
Stock-based compensation expense	15,273	18,421
Executive transition costs	—	3,871
Business transaction costs	820	14,524
Inventory step-up	1,412	3,226
Integration expense	20,856	588
Term loan transaction fees	715	—
Other (1)	238	(265)
Adjusted EBITDA	$278,162	$269,130
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

We had $98.5 million in cash as of August 30, 2025. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

Our material future cash requirements from contractual and other obligations relate primarily to our principal and interest payments for our Term Facility, as defined and discussed below, and our operating leases. Refer to Note 7, Long-Term Debt and Line of Credit, and Note 10, Leases, of the Consolidated Financial Statements included in Item 8 of this Report for additional information related to the expected timing and amount of payments related to our contractual and other obligations.

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

Effective as of the 2025 Repricing Amendment, the interest rate per annum for the Initial Term Loans is based on either:

i.A base rate equaling the higher of (a) the “prime rate,” (b) the federal funds effective rate plus 0.50%, or (c) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) applicable for an interest period of one month plus 1.00% plus (x) 1.00% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility; or
ii.SOFR subject to a floor of 0.50%, plus (x) 2.00% margin for the Term Loan or (y) 3.00% margin for the Revolving Credit Facility.

In connection with the closing of the 2025 Repricing Amendment, the Company expensed $0.7 million of non-deferrable third-party costs through General and administrative expenses within the Consolidated Statements of Income and Comprehensive Income.

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

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all financial covenants as of August 30, 2025, and August 31, 2024, respectively.

As of August 30, 2025, the outstanding balance of the Term Facility was $250.0 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended August 30, 2025. The outstanding balance of the Term Facility is due upon its maturity in March 2027. As of August 30, 2025, there were no amounts drawn against the Revolving Credit Facility.

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

The OWYN Acquisition was funded through a combination of incremental borrowings under our outstanding Term Facility, totaling $250.0 million, and cash on hand. In the second fiscal quarter of 2025, the Company received a post-closing release from escrow of approximately $1.7 million related to net working capital adjustments, resulting in a total net consideration paid of $280.2 million. Business transaction costs within the Consolidated Statements of Income and Comprehensive Income for the fifty-two weeks ended August 30, 2025, were $0.8 million, which consisted of legal, accounting, and other costs.

Stock Repurchase Program

On October 21, 2022, we announced that our Board of Directors had approved the addition of $50.0 million to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $150.0 million. During the fifty-two weeks ended August 30, 2025, the Company repurchased 1,592,471 shares of common stock at an average share price of $31.95. The Company did not repurchase any shares of common stock during the fifty-three weeks ended August 31, 2024. During the fifty-two weeks ended August 26, 2023, the Company repurchased 546,346 shares of common stock at an average share price of $30.11 per share.

As of August 30, 2025, approximately $20.7 million remained available for repurchases under our $150.0 million stock repurchase program. On October 21, 2025, the Company's Board of Directors approved a $150.0 million increase to its existing stock repurchase program. Refer to Note 12, Stockholders’ Equity, of the Consolidated Financial Statements included in Item 8 of this Report for additional information related to our stock repurchase program.

Cash Flows

The following table sets forth the major sources and uses of cash for the fifty-two weeks ended August 30, 2025, and the fifty-three weeks ended August 31, 2024. A discussion regarding the major sources and uses of cash for the fifty-two weeks ended August 26, 2023, can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, filed with the SEC on October 29, 2024.

	52-Weeks Ended	53-Weeks Ended
(In thousands)	August 30, 2025	August 31, 2024
Net cash provided by operating activities	$178,457	$215,704
Net cash used in investing activities	$(20,932)	$(286,882)
Net cash (used in) provided by financing activities	$(191,205)	$115,901

Operating activities. Our net cash provided by operating activities decreased $37.2 million to $178.5 million for the fifty-two weeks ended August 30, 2025, compared to $215.7 million for the fifty-three weeks ended August 31, 2024. The decrease in cash provided by operating activities was primarily attributable to changes in working capital, comprised of changes in accounts receivable, net, inventories, prepaid expenses, other current assets, accounts payable, accrued interest, accrued expenses and other current liabilities, and other assets and liabilities, which are driven by the timing of payments and receipts and the building of inventory. Changes in working capital consumed cash of $32.9 million in the fifty-two weeks ended August 30, 2025, compared to $19.0 million of cash provided in the fifty-three weeks ended August 31, 2024, a difference of $51.9 million. Income from operations decreased by $49.7 million to $156.9 million for the fifty-two weeks ended August 30, 2025, as compared to $206.5 million for the fifty-three weeks ended August 31, 2024. The decrease was driven by higher operating expenses, primarily the loss on impairment, and was partially offset by higher gross profit.

Investing activities. Our net cash used in investing activities was $20.9 million for the fifty-two weeks ended August 30, 2025, compared to $286.9 million for the fifty-three weeks ended August 31, 2024. Our net cash used in investing activities for the fifty-two weeks ended August 30, 2025, was primarily comprised of $20.5 million of purchases of property and equipment, primarily at our contract manufacturing facilities. The $286.9 million of net cash used in investing activities for the fifty-three weeks ended August 31, 2024, was primarily comprised of the OWYN Acquisition for $280.4 million, and $5.7 million purchases of property and equipment.

Financing activities. Our net cash used in financing activities was $191.2 million for the fifty-two weeks ended August 30, 2025, compared to the net cash provided by financing activities of $115.9 million for the fifty-three weeks ended August 31, 2024. Net cash used in financing activities for the fifty-two weeks ended August 30, 2025, primarily consisted $150.0 million in principal payments on the Term Facility and $50.9 million in repurchases of common stock, which was offset by $12.9 million in proceeds from option exercises. Net cash provided by financing activities for the fifty-three weeks ended August 31, 2024, primarily consisted of $250.0 million of proceeds from the 2024 Incremental Facility Amendment in conjunction with the OWYN Acquisition, partially offset by $135.0 million in principal prepayments on the Term Facility.

Critical Accounting Policies, Judgments and Estimates

General

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. While the majority of our revenue, expenses, assets and liabilities are not based on estimates, there are certain accounting principles that require management to make estimates regarding matters that are uncertain and susceptible to change. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which could potentially result in materially different results under different assumptions and conditions. Management regularly reviews the estimates and assumptions used in the preparation of the financial statements for reasonableness and adequacy. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of our Consolidated Financial Statements in this filing; however, the following discussion pertains to accounting policies we believe are most critical to the portrayal of its financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of our financial condition, results of operations and cash flows to those of other companies.

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

Revenue is measured as the amount of consideration expected to be received in exchange for fulfilled product orders, including estimates of variable consideration. The most common forms of variable consideration include trade promotions, such as consumer incentives, coupon redemptions and other marketing activities, allowances for unsaleable product, and any additional amounts where a distinct good or service cannot be identified or the value cannot be reasonably estimated. Estimates of variable consideration are made using various information including historical data on performance of similar trade promotional activities, market data from Circana, and our best estimate of current activity. Revisions can include changes for consideration paid to customers that lack sufficient evidence to support a distinct good or service assertion, or for which a reasonably estimable fair value cannot be determined, primarily related to our assessments of cooperative advertising programs. We review these estimates regularly and make revisions as necessary. Uncertainties related to the estimate of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. Adjustments to variable consideration have historically been insignificant.

Although some payment terms may be longer, the majority of our payment terms are less than 60 days. As a result, we do not have any material significant payments’ terms as payment is received shortly after the time of sale.

While our revenue recognition does not involve significant judgment, it represents a key accounting policy.

Trade Promotions

We offer trade promotions through various programs to customers and consumers. Trade promotions include discounts, rebates, slotting and other marketing activities. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires management to make estimates regarding the volume of incentive that will be redeemed and their total cost. These estimates are made using various information including historical data on the performance of similar trade promotional activities, market data from Circana, and the Company’s best estimates of current activity. Our consolidated financial statements could be materially affected if the actual promotion rates are different from the estimated rates.

As of August 30, 2025, and August 31, 2024, the allowance for trade promotions was $37.8 million and $36.3 million, respectively. Differences between estimated expense and actual redemptions are recognized as a change in management estimate in a subsequent period. These differences have historically been insignificant.

Business Combination

On June 13, 2024, we completed the OWYN Acquisition for a cash purchase price of approximately $281.9 million, subject to certain customary post-closing adjustments. The OWYN Acquisition was accounted for using the acquisition method of accounting prescribed by Accounting Standard Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”), whereby the results of operations, including the revenues and earnings of OWYN, are included in the financial statements from the date of acquisition. Additionally, assets acquired and liabilities assumed were recognized at their fair values based on widely accepted valuation techniques in accordance with ASC Topic 820, Fair Value Measurements, as of the closing date. Significant judgment is required to determine the fair value of certain tangible and intangible assets. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. ASC 805 establishes a measurement period to provide companies with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date. In the second fiscal quarter of 2025, a measurement period adjustment of $1.7 million was recorded to goodwill. The final fair value determination of the assets acquired and liabilities assumed was completed prior to one year from the transaction completion, consistent with ASC 805.

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

For the fifty-two weeks ended August 30, 2025, and the fifty-three weeks ended August 31, 2024, the Company determined its operations are organized into two operating segments, Quest and Atkins, and OWYN, which are aggregated into one reportable segment due to similar financial, economic and operating characteristics. The operating segments are also similar in the following areas: (a) the nature of the products; (b) the nature of the production processes; (c) the methods used to distribute products to customers, (d) the type of customer for the products, and (e) the nature of the regulatory environment. The Company also designed its organizational structure to support entity-wide business functions across brands, products, customers, and geographic regions. As of the fifty-two weeks ended August 26, 2023, the Company determined its operations were organized into one consolidated operating segment and reportable segment.

We assess goodwill and indefinite-lived intangible assets using either a qualitative or quantitative approach to determine whether it is more likely than not that the fair values of the reporting units or indefinite-lived intangible assets are less than their carrying amounts. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If we determine that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. Otherwise, no further assessment is required. The quantitative approach compares the estimated fair value of the reporting unit, including goodwill, or the indefinite-lived intangible asset to its carrying amount. The material inputs and assumptions underlying the quantitative assessments of goodwill and intangible impairment are based on operational forecasts derived from expectations of future operating performance, which requires considerable management judgment regarding matters that are uncertain and susceptible to change. Determining the estimated fair value requires multiple Level 3 inputs based on data available at the time of the quantitative assessment including, but not limited to, future revenue projections, discount rates, and royalty rates. Impairment is indicated if the estimated fair value of the reporting unit or indefinite-lived intangible asset is less than the carrying amount, and an impairment charge is recognized for the differential.

As of the date of our annual impairment assessment, which is the first day of the fourth fiscal quarter, in fiscal years 2025, 2024 and 2023, we performed qualitative assessments of goodwill and indefinite-lived intangible assets. The qualitative assessments did not identify indicators of impairment based on the information available at that time, and it was determined that it was more likely than not each reporting unit and indefinite-lived intangible had fair values in excess of their carrying values.

As a result of the declines of future revenue projections during the fourth quarter of fiscal year 2025, the Company conducted an additional qualitative assessment in the fiscal fourth quarter that indicated potential indicators of impairment for the Atkins brand and trademarks indefinite-lived intangible asset. Accordingly, the Company proceeded to conduct a quantitative impairment assessment. Based on our quantitative assessment, the asset had an excess carrying value over its respective fair value, resulting in a loss on impairment. No impairment charges related to goodwill or indefinite-lived intangibles were recognized in the fifty-three weeks ended August 31, 2024, or fifty-two weeks ended August 26, 2023.

We also have intangible assets that have determinable useful lives, consisting primarily of customer relationships, proprietary recipes and formulas, licensing agreements, and software and website development costs. Costs of these finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Finite-lived intangible assets are tested for impairment when events or circumstances indicated that the carrying amount may not be recoverable. For the fifty-two weeks ended August 30, 2025, we identified indicators of impairment related to our licensing agreements finite-lived intangible asset. Accordingly, the Company proceeded to conduct a quantitative impairment assessment. Based on our quantitative assessment, the asset had an excess carrying value over its respective fair value, resulting in a loss on impairment. For the fifty-three weeks ended August 31, 2024, and August 26, 2023, we did not identify indicators of impairment related to our finite-lived intangible assets, and as such there were no impairments recorded related to finite-lived intangible assets. We believe the estimates and assumptions utilized in our impairment assessment are reasonable and are comparable to those that would be used by other marketplace participants. However, actual events and results could differ substantially from those utilized in our valuations. Significant declines of future revenue projections or changes of other assumptions used in estimating fair values versus those utilized at the time of the initial valuations could result in further impairment charges that could materially affect the consolidated financial statements.

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

Supply chain costs and inflation. We are exposed to risks associated with changes in the costs of our raw materials as well as changes to our supply and distribution costs. While inflation, including tariffs, may affect our revenue and cost of products, we believe the effects of inflation on our results of operations and financial condition have not been significant during the fifty-two weeks ended August 30, 2025, as compared to prior fiscal periods. While the Company is monitoring key ingredient inflation, which may affect profitability, we believe the Company's strategy and positioning will continue to drive profitable growth for our product offerings and growth within the growing nutritional snacking category. However, there can be no assurance that results of operations and financial condition will not be materially impacted by inflation, including tariffs, in the future. Refer to Item 1A, Risk Factors, for additional discussion of our risks associated with the costs of our raw materials, our supply chain, and inflation.

Interest rate risk. We are subject to interest rate risk in connection with borrowing based on a variable interest rate. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, while not currently used, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. As of August 30, 2025, the outstanding balance of the Term Facility was $250.0 million. Based on the amount outstanding of the Term Facility at the end of fiscal year 2025, a 1% increase in interest rates would increase our annual interest expense by approximately $2.5 million.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Simply Good Foods Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Simply Good Foods Company and subsidiaries (the "Company") as of August 30, 2025, and August 31, 2024, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for the fifty-two weeks ended August 30, 2025, the fifty-three weeks ended August 31, 2024, and the fifty-two weeks ended August 26, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 30, 2025, and August 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended August 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 28, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Trade Promotions — Refer to Note 2 to the consolidated financial statements

Critical Audit Matter Description

The Company offers trade promotions through various programs to customers and consumers. Trade promotions include discounts, rebates, slotting, and other marketing activities. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires the Company to make estimates regarding the volume of incentives that will be redeemed and their total cost. These estimates are made using various information including historical data on performance of similar trade promotional activities, market data from Circana, and the Company's best estimates of current activity.

We identified the allowance for trade promotions related to manufacturer charge-backs as a critical audit matter because management’s estimate of the expected future promotional claims is subjective and requires a high degree of judgment. Auditing management’s assumptions and judgments used in determining the allowance for trade promotions related to manufacturer charge-backs as of August 30, 2025, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our auditing procedures over the allowance for trade promotions related to manufacturer charge-backs included the following, among others:

•We tested the design, implementation and operating effectiveness of internal controls over the allowance for trade promotions.
•For a selection of allowances for trade promotions recorded as of August 30, 2025, we:
◦Confirmed contract terms directly with the customer.
◦Agreed contract terms from the accounting records to the promotion agreement with the customer and verified the promotion period was prior to August 30, 2025.
◦Evaluated the appropriateness of the year-end trade accrual estimate using historical data on performance of similar trade promotional activities and subsequent customer activity.
•We evaluated management’s ability to estimate promotional claims incurred but not yet received for potential management bias by comparing historical promotional claims received to management’s estimates of the claims to be received.
•For a selection of customer promotional claims unresolved as of August 30, 2025, we compared that amount to the August 30, 2025, allowance for promotions balance and traced the resolved deduction to an approved trade promotion.
•For a selection of customer promotional claims resolved after August 30, 2025, we compared that amount to the August 30, 2025, allowance for promotions balance and traced the resolved deduction to an approved trade promotion.
•For a selection of customers, we performed inquiries with the sales representative responsible for the customer relationship to understand the process for contract negotiation, approval, and monitoring of trade promotions.

Intangible Assets - Atkins Indefinite-Lived Intangible Asset - Refer to Notes 2 and 5 to the consolidated financial statements

Critical Audit Matter Description

The Company's evaluation of the Atkins indefinite-lived intangible asset for impairment involves the comparison of its estimated fair value to its carrying amount. During fiscal year 2025, management performed a qualitative assessment in the fiscal fourth quarter that indicated potential indicators of impairment for the Atkins brand and trademarks indefinite-lived intangible asset. Accordingly, the Company proceeded to conduct a quantitative impairment assessment. Based on the quantitative assessment, the asset had an excess carrying value over its respective fair value, resulting in a loss on impairment.

We identified the Company's impairment evaluation of the Atkins indefinite-lived intangible asset as a critical audit matter because of the significant judgments made by management to estimate the fair value of the indefinite-lived intangible asset. A high degree of auditor judgment and increased extent of procedures were required to audit management’s assumptions and judgments used to evaluate the reasonableness of the future revenue projections as well as the selection of the royalty rate and the discount rate, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to future revenue projections and the selection of the royalty rate and discount rate for the Atkins indefinite-lived intangible asset included the following, among others:

•We tested the design, implementation and operating effectiveness of internal controls over the Company’s assumptions related to the selection of the future revenue projections, the royalty rate, and the discount rate.
•We obtained an understanding of management’s key assumptions in developing future revenue projections, the royalty rate, and the discount rate.
•We evaluated management’s ability to accurately forecast revenue by comparing actual results to management’s historical forecasts and forecasted information included in analyst and industry reports for the Company and certain of its industry peers.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies and the selection of the royalty rate and discount rate by:
◦Testing the source information underlying the determination of the royalty rate and comparing the royalty rate assumption used by management to peers to develop a range of independent estimates.
◦Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP

Denver, Colorado
October 28, 2025

We have served as the Company’s auditor since 2019.

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	August 30, 2025	August 31, 2024
Assets
Current assets:
Cash	$98,468	$132,530
Accounts receivable, net	164,978	150,721
Inventories	167,217	142,107
Prepaid expenses	7,209	5,730
Other current assets	15,812	9,192
Total current assets	453,684	440,280

Long-term assets:
Property and equipment, net	39,738	24,830
Intangible assets, net	1,261,603	1,336,466
Goodwill	589,974	591,687
Other long-term assets	51,046	42,881
Total assets	$2,396,045	$2,436,144

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$78,298	$58,559
Accrued interest	44	265
Accrued expenses and other current liabilities	46,219	49,791
Total current liabilities	124,561	108,615

Long-term liabilities:
Long-term debt, less current maturities	249,066	397,485
Deferred income taxes	166,091	166,012
Other long-term liabilities	49,494	36,546
Total liabilities	589,212	708,658
See commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 103,688,071 and 102,515,315 issued at August 30, 2025 and August 31, 2024, respectively	1,037	1,025
Treasury stock, 3,957,571 shares and 2,365,100 shares at cost at August 30, 2025 and August 31, 2024, respectively	(129,337)	(78,451)
Additional paid-in-capital	1,346,687	1,319,686
Retained earnings	590,879	487,265
Accumulated other comprehensive loss	(2,433)	(2,039)
Total stockholders’ equity	1,806,833	1,727,486
Total liabilities and stockholders’ equity	$2,396,045	$2,436,144

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except share and per share data)

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
	August 30, 2025	August 31, 2024	August 26, 2023
Net sales	$1,450,920	$1,331,321	$1,242,672
Cost of goods sold	925,173	819,755	789,252
Gross profit	525,747	511,566	453,420

Operating expenses:
Selling and marketing	134,282	143,929	119,489
General and administrative	155,930	129,699	111,566
Depreciation and amortization	16,900	16,917	17,416
Business transaction costs	820	14,524	—
Loss on impairment	60,928	—	—
Total operating expenses	368,860	305,069	248,471

Income from operations	156,887	206,497	204,949

Other income (expense):
Interest income	2,663	4,307	1,144
Interest expense	(23,249)	(26,029)	(30,068)
(Loss) gain on foreign currency transactions	(421)	267	(344)
Other income	23	1,008	11
Total other income (expense)	(20,984)	(20,447)	(29,257)

Income before income taxes	135,903	186,050	175,692
Income tax expense	32,289	46,741	42,117
Net income	$103,614	$139,309	$133,575

Other comprehensive income:
Foreign currency translation, net of reclassification adjustments	(394)	554	(642)
Comprehensive income	$103,220	$139,863	$132,933

Earnings per share:
Basic	$1.03	$1.39	$1.34
Diluted	$1.02	$1.38	$1.32
Weighted average shares outstanding:
Basic	100,695,181	99,929,196	99,442,046
Diluted	101,510,772	101,281,888	100,880,079

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
	August 30, 2025	August 31, 2024	August 26, 2023
Operating activities
Net income	$103,614	$139,309	$133,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,431	20,993	20,253
Amortization of deferred financing costs and debt discount	1,479	2,037	2,763
Stock compensation expense	15,273	18,421	14,480
Loss on impairment	60,928	—	—
Estimated credit losses (recoveries)	241	(150)	315
Unrealized loss (gain) on foreign currency transactions	421	(267)	344
Deferred income taxes	3	8,366	10,590
Amortization of operating lease right-of-use asset	6,863	6,991	6,729
Other	1,133	988	567
Changes in operating assets and liabilities:
Accounts receivable, net	(14,682)	9,129	(13,374)
Inventories	(25,848)	13,726	8,169
Prepaid expenses	(1,507)	1,164	(1,306)
Other current assets	(6,894)	4,957	6,837
Accounts payable	18,535	(15,450)	(9,510)
Accrued interest	(221)	(1,675)	1,780
Accrued expenses and other current liabilities	(3,591)	12,730	(5,223)
Other assets and liabilities	1,279	(5,565)	(5,872)
Net cash provided by operating activities	178,457	215,704	171,117
Investing activities
Purchases of property and equipment	(20,542)	(5,743)	(11,585)
Acquisition of business, net of cash acquired	1,713	(280,409)	—
Investments in intangible assets and other assets	(2,103)	(730)	(603)
Net cash used in investing activities	(20,932)	(286,882)	(12,188)
Financing activities
Proceeds from option exercises	12,917	4,293	5,247
Tax payments related to issuance of restricted stock units	(3,236)	(5,048)	(2,859)
Repurchase of common stock	(50,886)	—	(16,448)
Payments on finance lease obligations	—	(145)	(278)
Principal payments of long-term debt	(150,000)	(135,000)	(121,500)
Proceeds from issuance of long-term debt	—	250,000	—
Cash received on repayment of note receivable	—	3,000	—
Deferred financing costs	—	(1,199)	(2,694)
Net cash (used in) provided by financing activities	(191,205)	115,901	(138,532)
Net (decrease) increase in cash	(33,680)	44,723	20,397
Effect of exchange rate on cash	(382)	92	(176)
Cash at beginning of period	132,530	87,715	67,494
Cash at end of period	$98,468	$132,530	$87,715

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
	August 30, 2025	August 31, 2024	August 26, 2023
Supplemental disclosures of cash flow information
Cash paid for interest	$21,991	$25,667	$25,511
Cash paid for taxes	$39,274	$33,245	$27,411
Non-cash investing and financing transactions
Non-cash additions to property and equipment	$882	$191	$178
Non-cash additions to intangible assets and other assets	$—	$116	$26
Operating lease right-of-use assets recognized in exchange for lease liabilities	$15,880	$2,066	$289
Non-cash credits for repayment of note receivable	$646	$740	$395

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, August 27, 2022	101,322,834	$1,013	1,818,754	$(62,003)	$1,287,224	$214,381	$(1,951)	$1,438,664
Net income	—	—	—	—	—	133,575	—	133,575
Stock-based compensation	—	—	—	—	13,562	—	—	13,562
Foreign currency translation adjustments	—	—	—	—	—	—	(642)	(642)
Repurchase of common stock	—	—	546,346	(16,448)	—	—	—	(16,448)
Shares issued upon vesting of restricted stock units	210,718	2	—	—	(2,861)	—	—	(2,859)
Exercise of options to purchase common stock	396,316	4	—	—	5,243	—	—	5,247
Balance, August 26, 2023	101,929,868	$1,019	2,365,100	$(78,451)	$1,303,168	$347,956	$(2,593)	$1,571,099
Net income	—	—	—	—	—	139,309	—	139,309
Stock-based compensation	—	—	—	—	17,279	—	—	17,279
Foreign currency translation adjustments	—	—	—	—	—	—	554	554
Shares issued upon vesting of restricted stock units	328,568	3	—	—	(5,051)	—	—	(5,048)
Exercise of options to purchase common stock	256,879	3	—	—	4,290	—	—	4,293
Balance, August 31, 2024	102,515,315	$1,025	2,365,100	$(78,451)	$1,319,686	$487,265	$(2,039)	$1,727,486
Net income	—	—	—	—	—	103,614	—	103,614
Stock-based compensation	—	—	—	—	17,332	—	—	17,332
Foreign currency translation adjustments	—	—	—	—	—	—	(394)	(394)
Repurchase of common stock	—	—	1,592,471	(50,886)	—	—	—	(50,886)
Shares issued upon vesting of restricted stock units	224,091	2	—	—	(3,238)	—	—	(3,236)
Exercise of options to purchase common stock	948,665	10	—	—	12,907	—	—	12,917
Balance, August 30, 2025	103,688,071	$1,037	3,957,571	$(129,337)	$1,346,687	$590,879	$(2,433)	$1,806,833

See accompanying Notes to the Consolidated Financial Statements

Notes to Consolidated Financial Statements
(In thousands, except for share and per share data)

1. Nature of Operations and Principles of Consolidation

Description of Business

The Simply Good Foods Company (“Simply Good Foods” or the “Company”) is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements, and other product offerings. The product portfolio the Company develops, markets and sells consists primarily of protein bars, ready-to-drink (“RTD”) beverages, sweet and salty snacks and confectionery products marketed under the Quest, Atkins, and OWYN brand names. Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition opportunities.

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

The financial information presented within the Company’s consolidated financial statements has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial statements include Consolidated Balance Sheets for the periods ended August 30, 2025, and August 31, 2024. The remaining financial statements include the fifty-two weeks ended August 30, 2025, the fifty-three weeks ended August 31, 2024, and the fifty-two weeks ended August 26, 2023.

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

Business Combination

On June 13, 2024, pursuant to the Purchase Agreement, the Company completed the OWYN Acquisition by acquiring 100% of the equity interests for a cash purchase price at closing of $281.9 million, subject to certain customary post-closing adjustments. The OWYN Acquisition was accounted for using the acquisition method of accounting prescribed by Accounting Standard Codification ("ASC") Topic 805, Business Combinations (“ASC 805”), whereby the results of operations, including the revenues and earnings of OWYN, are included in the financial statements from the date of acquisition. Additionally, assets acquired and liabilities assumed were recognized at their fair values based on widely accepted valuation techniques in accordance with ASC Topic 820, Fair Value Measurements, as of the closing date. The process for estimating fair values requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. The Company completed its final assessment of purchase price allocation for the OWYN Acquisition to the estimated fair value of the net assets acquired at the date of acquisition during the fourth quarter of fiscal year 2025. Measurement period adjustments were recognized in the reporting period in which the adjustments were determined and calculated as if the accounting had been completed at the acquisition date. Refer to Note 3, Business Combination, for additional information regarding measurement period adjustments.

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

Accounts Receivable, Net and Expected Credit Losses

Accounts receivable, net consists primarily of trade receivables, net of allowances for doubtful accounts, returns, and trade promotions. The Company sells its products for cash or on credit terms, which are established in accordance with local and industry practices and typically require payment within 30 days of delivery and may allow discounts for early payment. The Company estimates its allowance for doubtful accounts and the related expected credit losses based upon the Company’s historical credit loss experience, adjusted for asset-specific risk characteristics, current economic conditions, and reasonable forecasts. Accounts receivable are written off when determined to be uncollectible.

Charges related to credit losses (recoveries) on accounts receivables from transactions with external customers were approximately $0.2 million, $(0.1) million, and $0.7 million for the fifty-two weeks ended August 30, 2025, the fifty-three weeks ended August 31, 2024, and fifty-two weeks ended August 26, 2023, respectively. As of August 30, 2025, and August 31, 2024, the allowance for doubtful accounts was $0.9 million and $0.7 million, respectively.

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

Inventories, as presented with the Consolidated Balance Sheets, is summarized as follows:

(In thousands)	August 30, 2025	August 31, 2024
Finished goods	$157,294	$120,914
Raw materials	12,137	22,940
Reserve for obsolete inventory	(2,214)	(1,747)
Total inventories	$167,217	$142,107

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

The Company performs impairment tests for Property and equipment, net when circumstances indicate that the carrying value of the asset may not be recoverable. There were no indicators of impairment in the fifty-two weeks ended August 30, 2025, fifty-three weeks ended August 31, 2024, or fifty-two weeks ended August 26, 2023.

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

Goodwill and indefinite-lived intangible assets are not amortized but instead are tested for impairment at least annually, or more frequently if indicators of impairment exist. The Company conducts its annual impairment tests at the beginning of the fourth fiscal quarter. Goodwill and indefinite-lived intangible assets are assessed using either a qualitative or quantitative approach to determine whether it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying amount. The qualitative assessment evaluates factors including macro-economic conditions, industry-specific and company-specific considerations, legal and regulatory environments, and historical performance. If the Company determines that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying value, a quantitative assessment is performed. Otherwise, no further assessment is required. The quantitative approach compares the estimated fair value of the reporting unit, including goodwill, or the indefinite-lived intangible asset to its carrying amount. The material inputs and assumptions underlying the quantitative assessments of goodwill and intangible impairment are based on operational forecasts derived from expectations of future operating performance, which require considerable management judgment regarding matters that are uncertain and susceptible to change. Determining the estimated fair value requires multiple Level 3 inputs based on data available at the time of the quantitative assessment including, but not limited to, future revenue projections, discount rates, and royalty rates. Impairment is indicated if the estimated fair value of the reporting unit or indefinite-lived intangible asset is less than the carrying amount, and an impairment charge is recognized for the differential.

Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The Company reviews for impairment indicators of finite-lived intangibles and other long-lived assets as described in the “Property and Equipment, Net” significant accounting policy.

The Company performed its qualitative annual impairment assessment for its indefinite-lived and finite-lived intangible assets as of the first day of the fourth quarter of fiscal year 2025, which did not identify indicators of impairment based on the information available at that time. It was determined that it was more likely than not each indefinite-lived intangible asset had fair values in excess of their carrying values and its finite-lived intangible assets did not indicate that their carrying amounts may not be recoverable.

As a result of the declines of future revenue projections during the fourth quarter of fiscal year 2025, the Company conducted an additional qualitative impairment assessment that identified potential indicators of impairment for the Atkins brand indefinite-lived intangible asset and the licensing agreements finite-lived intangible asset. Accordingly, the Company proceeded to conduct a quantitative impairment assessment over each asset. Based on our testing, the respective assets carrying values exceeded their fair values, resulting in a loss on impairment of $60.9 million in the fifty-two weeks ended August 30, 2025. There were no impairment charges related to the Company’s indefinite-lived or finite-lived intangibles recognized in the fifty-three weeks ended August 31, 2024, or fifty-two weeks ended August 26, 2023. We believe the estimates and assumptions utilized in our impairment assessment are reasonable and are comparable to those that would be used by other marketplace participants. However, actual events and results could differ substantially from those utilized in our valuations. Significant declines of future revenue projections or changes of other assumptions used in estimating fair values versus those utilized at the time of the initial valuations could result in further impairment charges that could materially affect the consolidated financial statements. Refer to Note 5, Goodwill and Intangibles, for additional information regarding the Company’s reporting units and impairment assessments.

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

Revenue is measured as the amount of consideration expected to be received in exchange for fulfilled product orders, including estimates of variable consideration. The most common forms of variable consideration include trade promotions, such as consumer incentives, coupon redemptions and other marketing activities, allowances for unsaleable product, and any additional amounts where a distinct good or service cannot be identified or the value cannot be reasonably estimated. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires management to make estimates regarding the volume of incentive that will be redeemed and their total cost. As of August 30, 2025, and August 31, 2024, the allowance for trade promotions was $37.8 million and $36.3 million, respectively.

Estimates of variable consideration are made using various information including historical data on performance of similar trade promotional activities, market data from Circana, and the Company’s best estimate of current activity. The Company reviews these estimates regularly and makes revisions as necessary. Revisions can include changes for consideration paid to customers that lack sufficient evidence to support a distinct good or service assertion, or for which a reasonably estimable fair value cannot be determined, primarily related to the Company’s assessments of cooperative advertising programs. Uncertainties related to the estimate of variable consideration are resolved in a short time frame and do not require any additional constraint on variable consideration. Adjustments to variable consideration are recognized in the period the adjustments are identified and have historically been insignificant. Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

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

Shipping and Handling Costs

Shipping and handling costs include costs paid to third-party warehouse operators associated with delivering product to customers and depreciation and amortization of company-owned assets at the third-party warehouse. Shipping and handling costs are recognized in Cost of goods sold. Costs relating to products shipped to customers were $103.4 million, $93.5 million, and $89.2 million for the fifty-two weeks ended August 30, 2025, and the fifty-three weeks ended August 31, 2024, and fifty-two weeks ended August 26, 2023, respectively.

Advertising Costs

Production costs related to television commercials are expensed when first aired. All other advertising costs are expensed when incurred or when the advertising service is received through Selling and marketing. Total advertising costs were $76.1 million, $103.0 million, and $79.2 million for the fifty-two weeks ended August 30, 2025, the fifty-three weeks ended August 31, 2024, and the fifty-two weeks ended August 26, 2023, respectively.

Production costs related to television commercials not yet aired and prepaid advertising services not yet received are included in Prepaid expenses in the accompanying Consolidated Balance Sheets. As of August 30, 2025, and August 31, 2024, total prepaid advertising expenses were $3.0 million and $1.0 million, respectively.

Research and Development Activities

The Company’s research and development activities primarily consist of generating and testing new product concepts, new flavors and packaging. The Company expenses research and development costs as incurred related to compensation, facility costs, consulting, and supplies. Research and development activities are primarily internal and associated costs are included in General and administrative. The Company’s total research and development expenses were $5.5 million, $5.4 million, and $4.3 million for the fifty-two weeks ended August 30, 2025, the fifty-three weeks ended August 31, 2024, and the fifty-two weeks ended August 26, 2023, respectively.

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

Defined Contribution Plan

The Company sponsors defined contribution plans to provide retirement benefits to its employees. The Company’s 401(k) plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions are made in cash. Expense associated with defined contribution plans was $1.6 million, $1.6 million, and $1.4 million for the fifty-two weeks ended August 30, 2025, the fifty-three weeks ended August 31, 2024, and the fifty-two weeks ended August 26, 2023, respectively.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal Use Software (“ASU 2025-06”), which will improve disclosures surrounding internal-use software and the timing of capitalization when companies use the incremental and iterative development method. The amendments are effective for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied on either (1) through a prospective transition approach (2) a retrospective transition approach (3) a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted this ASU as of the fourth quarter of fiscal year 2025. The adoption of this ASU did not have a material effect on the consolidated financial statements. Refer to Note 15, Segment and Customer Information, for additional information regarding the Company’s segment reporting.

No other new accounting pronouncements issued or effective during the fiscal year had or is expected to have a material effect on the Company’s consolidated financial statements.

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

The OWYN Acquisition was funded through a combination of incremental borrowings under our outstanding Term Facility, as defined below, totaling $250.0 million and cash on hand. In the second fiscal quarter of 2025, the Company received a post-closing release from escrow of approximately $1.7 million related to net working capital adjustments, resulting in a total net consideration paid of $280.2 million. Business transaction costs within the Consolidated Statements of Income and Comprehensive Income for the fifty-two weeks ended August 30, 2025, were $0.8 million, which consisted of legal, accounting, and other costs. Business transaction costs within the Consolidated Statements of Income and Comprehensive Income for the fifty-three weeks ended August 31, 2024, were $14.5 million, inclusive of $5.7 million of transaction advisory fees related to the OWYN Acquisition, $3.4 million of non-deferrable third-party financing costs incurred in connection with the 2024 Incremental Facility Amendment to the Credit Agreement, and $5.4 million of legal, due diligence, accounting, and other costs.

The OWYN Acquisition was accounted for as a business combination under ASC 805, Business Combinations (“ASC 805”), which requires, among other things, assets acquired and liabilities assumed to be measured at their acquisition date fair value. The following table sets forth the final purchase price allocation, completed in the fourth fiscal quarter of 2025, of the OWYN Acquisition to the estimated fair value of the total assets acquired and liabilities assumed at the date of the Acquisition, in thousands.

The final June 13, 2024, fair value is as follows:

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

Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date. In the second fiscal quarter of 2025, a measurement period adjustment of $1.7 million was recorded to goodwill. The final fair value determination of the assets acquired and liabilities assumed was completed prior to one year from the transaction completion, consistent with ASC 805.

The results of OWYN’s operations have been included in the Simply Good Foods' Consolidated Financial Statements since June 13, 2024, the acquisition date. The Company has not disclosed earnings from the acquired OWYN business as they are immaterial. The following table provides net sales from the acquired OWYN business included in the Company's results:

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

The following unaudited pro forma combined financial information presents combined results of the Company assuming the OWYN Acquisition occurred at the beginning of fiscal year 2023:

	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 31, 2024	August 26, 2023
Net Sales	$1,414,580	$1,303,643
Net income	$136,220	$97,693

4. Property and Equipment, Net

Property and equipment, net, as presented with the Consolidated Balance Sheets, is summarized as follows:

(In thousands)	August 30, 2025	August 31, 2024
Furniture and fixtures	$9,704	$7,463
Computer equipment and software	2,815	1,869
Machinery and equipment	23,460	17,803
Leasehold improvements	13,054	10,632
Construction in progress	13,352	3,713
Property and equipment, gross	62,385	41,480
Less: accumulated depreciation	(22,647)	(16,650)
Property and equipment, net	$39,738	$24,830

The increase in Property and Equipment, net as of August 30, 2025, as compared to August 31, 2024, was primarily a result of purchases of property and equipment at our contract manufacturing facilities. Total depreciation expense was $6.1 million for the fifty-two weeks ended August 30, 2025, $5.8 million for the fifty-three weeks ended August 31, 2024, and $4.4 million for the fifty-two weeks ended August 26, 2023.

5. Goodwill and Intangibles

Changes to Goodwill during the fifty-two weeks ended August 30, 2025, were as follows:

(In thousands)	Goodwill
Balance as of August 26, 2023	$543,134
Acquisition of business	48,553
Balance as of August 31, 2024	$591,687
Acquisition of business measurement period adjustments	(1,713)
Balance as of August 30, 2025	$589,974

The change in Goodwill during the fifty-two weeks ended August 30, 2025, and the fifty-three weeks ended August 31, 2024, was the result of the acquisition method of accounting related to the OWYN Acquisition as described in Note 3. There were no changes in the Company’s goodwill in the fifty-two weeks ended August 26, 2023. There were no impairment charges related to goodwill during the fifty-two weeks ended August 30, 2025, or since the inception of the Company.

Intangible assets, net in the Consolidated Balance Sheets consist of the following:

				August 30, 2025
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$1,142,000	$—	$1,142,000
Intangible assets with finite lives:
Customer relationships	15 years			$194,500	$78,138	$116,362
Licensing agreements	10 years			16,072	14,319	1,753
Proprietary recipes and formulas	7 years			7,000	7,000	—
Software and website development costs	3	-	5 years	6,641	5,153	1,488
				$1,366,213	$104,610	$1,261,603

				August 31, 2024
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$1,197,000	$—	$1,197,000
Intangible assets with finite lives:
Customer relationships	15 years			$194,500	$65,171	$129,329
Licensing agreements	13 years			22,000	12,415	9,585
Proprietary recipes and formulas	7 years			7,000	7,000	—
Software and website development costs	3	-	5 years	5,034	4,921	113
Intangible assets in progress	3	-	5 years	439	—	439
				$1,425,973	$89,507	$1,336,466

Changes in Intangible assets, net during the fifty-two weeks ended August 30, 2025, were primarily related to the impairment of the Atkins brand and trademarks indefinite-lived intangible asset and the licensing agreements finite-lived intangible asset, and recurring amortization expense. Changes related to the fifty-three weeks ended August 31, 2024, were primarily related to the OWYN Acquisition and recurring amortization expense. In conjunction with the Acquisition, the Company acquired a brand indefinite lived intangible asset and a customer relationship intangible asset, which had fair values of approximately $223.0 million and $20.5 million as of the date of the Acquisition, respectively. Changes related to the fifty-two weeks ended August 26, 2023, were primarily related to recurring amortization expense.

The Company performed its qualitative annual impairment assessment for its indefinite-lived and finite-lived intangible assets as of the first day of the fourth quarter of fiscal year 2025, which did not identify indicators of impairment based on the information available at that time. It was determined that it was more likely than not each indefinite-lived intangible asset had fair values in excess of their carrying values and its finite-lived intangible assets did not indicate that their carrying amounts may not be recoverable.

As a result of the declines of future revenue projections during the fourth quarter of fiscal year 2025, the Company conducted an additional qualitative impairment assessment that identified potential indicators of impairment for the Atkins brand indefinite-lived intangible asset and the licensing agreements finite-lived intangible asset. Accordingly, the Company proceeded to conduct a quantitative impairment assessment over each asset. Based on our testing, the respective assets carrying values exceeded their fair values, resulting in a loss on impairment of $60.9 million in the fifty-two weeks ended August 30, 2025. There were no impairment charges related to the Company’s indefinite-lived or finite-lived intangibles recognized in the fifty-three weeks ended August 31, 2024, or fifty-two weeks ended August 26, 2023. We believe the estimates and assumptions utilized in our impairment assessment are reasonable and are comparable to those that would be used by other marketplace participants. However, actual events and results could differ substantially from those utilized in our valuations. Significant declines of future revenue projections or changes of other assumptions used in estimating fair values versus those utilized at the time of the initial valuations could result in further impairment charges that could materially affect the consolidated financial statements.

Amortization expense related to intangible assets was $15.1 million for the fifty-two weeks ended August 30, 2025, $15.2 million for the fifty-three weeks ended August 31, 2024, and $15.7 million for the fifty-two weeks ended August 26, 2023.

Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
2026	15,530
2027	13,583
2028	12,974
2029	12,974
2030	12,974
Thereafter	51,568
Total	$119,603

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities in the Consolidated Balance Sheets were comprised of the following:

(In thousands)	August 30, 2025	August 31, 2024
Accrued professional fees	$1,446	$2,719
Accrued advertising allowances and claims	2,959	4,203
Accrued bonus expenses	13,107	11,603
Accrued freight expenses	3,673	3,376
Accrued payroll-related expenses	2,848	3,815
Accrued commissions	1,881	1,875
Income taxes payable	1,214	2,700
VAT payable	5,745	5,915
Current operating lease liabilities	5,867	5,494
Accrued R&D expenses	176	1,564
Other accrued expenses	7,303	6,527
Accrued expenses and other current liabilities	$46,219	$49,791

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

In connection with the closing of the 2025 Repricing Amendment, the Company expensed $0.7 million of non-deferrable third-party costs through General and administrative expenses within the Consolidated Statements of Income and Comprehensive Income.

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

The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all financial covenants as of August 30, 2025, and August 31, 2024, respectively.

Long-term debt consists of the following:

(In thousands)	August 30, 2025	August 31, 2024
Term Facility (effective rate of 6.3% at August 30, 2025)	$250,000	$400,000
Less: Deferred financing fees	934	2,515
Long-term debt, net of deferred financing fees	$249,066	$397,485

As of August 30, 2025, the Company had letters of credit in the amount of $0.9 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support two of the Company’s leased buildings. No amounts were drawn against these letters of credit at August 30, 2025.

The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended August 30, 2025. The outstanding balance of the Term Facility is due upon its maturity in March 2027.

As of August 30, 2025, aggregate principal maturities of debt for each of the next five fiscal years and thereafter are as follows:

(In thousands)	Principal maturities
2026	$—
2027	250,000
2028	—
2029	—
2030	—
Thereafter	—
Total debt	$250,000

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of August 30, 2025, and August 31, 2024, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the fiscal years ended August 30, 2025, August 31, 2024, and August 26, 2023, respectively.

The Company’s non-financial assets, which consist primarily of property and equipment, right-of-use assets, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these assets are determined, as required, based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. All other components of the balance sheet such as accounts receivable, cash and cash equivalents, and others approximate fair value as of August 30, 2025.

9. Income Taxes

The sources of income before income taxes are as follows:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 30, 2025	August 31, 2024	August 26, 2023
Domestic	$134,781	$184,580	$173,733
Foreign	1,122	1,470	1,959
Total income before income taxes	$135,903	$186,050	$175,692

Income tax expense was comprised of the following:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 30, 2025	August 31, 2024	August 26, 2023
Current:
Federal	$24,591	$30,600	$24,740
State and local	7,665	7,392	6,128
Foreign	30	383	659
Total current expense	$32,286	$38,375	$31,527

Deferred:
Federal	$(1,087)	$5,746	$8,804
State and local	552	2,502	1,740
Foreign	538	118	46
Total deferred income tax expense	3	8,366	10,590
Total tax expense	$32,289	$46,741	$42,117

A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 30, 2025	August 31, 2024	August 26, 2023
Statutory income tax expense:	21.0%	21.0%	21.0%
State income tax expense, net of federal	4.1	4.2	4.0
Valuation allowance	0.3	—	—
Taxes on foreign income above the U.S. tax	—	0.1	0.2
Change in tax rate	0.7	0.2	—
Non-deductible transaction costs	0.1	0.5	—
Other permanent items	(2.4)	(0.9)	(1.2)
Income tax expense	23.8%	25.1%	24.0%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities at August 30, 2025, and August 31, 2024, were as follows:

(In thousands)	August 30, 2025	August 31, 2024
Deferred tax assets
Accounts receivable allowances	$1,522	$1,371
Accrued expenses	5,937	4,520
Net operating loss carryforwards	10,104	17,200
Share based compensation	4,553	4,736
Lease liabilities	13,916	9,956
Capitalized Section 174 Expenditures	6,162	4,330
Tax capitalization of inventory costs	2,573	1,517
Transaction costs	1,664	1,838
Federal benefit of state taxes	1,603	1,529
Other	623	926
Deferred tax assets	48,657	47,923
Valuation allowance	(356)	—
Deferred tax asset, net of valuation allowance	$48,301	$47,923

Deferred tax liabilities:
Excess tax over book depreciation	(4,781)	(3,954)
Intangible assets	(197,031)	(200,130)
Lease right-of-use assets	(11,090)	(8,774)
Other	(1,414)	(1,077)
Deferred tax liabilities	(214,316)	(213,935)
Net deferred tax liabilities	$(166,015)	$(166,012)

The Company had federal net operating loss carryforwards of $35.6 million and $63.0 million, state net operating loss carryforwards of $30.8 million and $44.2 million, and foreign net operating loss carryforwards of $0.4 million and $1.7 million as of August 30, 2025 and August 31, 2024, respectively. Federal net operating loss carryforwards do not expire and the state net operating loss carryforwards will begin to expire in 2036.

As of August 30, 2025, the Company has recorded total valuation allowances of $0.4 million, of which $0.4 million relates to valuation allowances on deferred tax assets related to foreign net operating loss carryforwards. This amount represents a full valuation allowance on the deferred tax assets of foreign entities within Australia. During the fifty-two weeks ended August 30, 2025, there was a $1.3 million decrease to the tax loss carryforwards in foreign jurisdictions. As the carryforwards were generated in jurisdictions where the Company has historically recognized book losses or does not have strong future earnings projections, the Company concluded it is more likely than not that the operating losses would not be realized, and thus maintained a full valuation allowance against the associated deferred tax assets.

As of August 30, 2025, the Company does not intend to indefinitely reinvest its foreign earnings within its subsidiary in Canada and has not recognized any tax liabilities related to this jurisdiction. It is the Company’s intention to reinvest the earnings of its other non-U.S. subsidiaries in its Australia and New Zealand operations. As of August 30, 2025, the Company has not made a provision for U.S. or additional foreign withholding taxes for any outside basis differences inherent in its investments in foreign subsidiaries that are indefinitely reinvested. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

As of August 30, 2025, and August 31, 2024, the Company has no unrecognized tax benefits.

The Company records interest and penalties associated with unrecognized tax benefits as a component of tax expense. As of August 30, 2025, and August 31, 2024, the Company has not accrued any interest or penalties on unrecognized tax benefits, as there is no position recorded as of these fiscal year-ends. No changes to the uncertain tax position balance are anticipated within the next 12 months and are not expected to materially affect the financial statements.

As of August 30, 2025, tax years 2018 to 2024 remain subject to examination in the United States by the Internal Revenue Service and state tax authorities and the tax years 2018 to 2024 remain subject to examination in other major foreign jurisdictions where the Company conducts business. State income tax returns are generally subject to examination for a period of three to six years after the filing of the respective return.

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

On July 4, 2025, the H.R.1 tax law was enacted in the U.S. (the “H.R.1 Tax Act”). The H.R.1 Tax Act includes provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The H.R.1 Tax Act has multiple effective dates, beginning in calendar year 2025 and extending through calendar year 2027. The Company is currently evaluating the impact of the H.R.1 Tax Act on its effective income tax rate, results of operations, financial condition and cash flows.

10. Leases

The Company generally leases office space and distribution centers in the United States through operating lease agreements. As of the fifty-two weeks ended August 30, 2025, the Company has no finance lease agreements. Our leases have remaining lease terms up to 7 years and most include an option to renew for additional terms.

The Company’s lease costs recognized in the Consolidated Statement of Operations consist of the following:

		52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands)	Statement of Operations Caption	August 30, 2025	August 31, 2024	August 26, 2023
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$9,381	$9,011	$8,998
Variable lease cost (1)	Cost of goods sold and General and administrative	3,805	3,825	3,556
Total operating lease cost		$13,186	$12,836	$12,554

Finance lease cost:
Amortization of right-of use assets	Cost of goods sold	$—	$125	$241
Interest on lease liabilities	Interest expense	—	2	14
Total finance lease cost		$—	$127	$255

Total lease cost		$13,186	$12,963	$12,809
(1)Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

The right-of-use assets and corresponding liabilities related to operating leases are as follows:

(In thousands)	Balance Sheets Caption	August 30, 2025	August 31, 2024
Assets
Operating lease right-of-use assets	Other long-term assets	$44,118	$35,097
Total lease assets		$44,118	$35,097

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$5,867	$5,494
Long-term:
Operating lease liabilities	Other long-term liabilities	49,494	34,330
Total lease liabilities		$55,361	$39,824

Future maturities of lease liabilities as of August 30, 2025, were as follows:

(In thousands)	Operating Leases
Fiscal year ending:
2026	$9,049
2027	10,927
2028	10,388
2029	10,438
2030	10,549
Thereafter	16,146
Total lease payments	67,497
Less: Interest	(12,136)
Present value of lease liabilities	$55,361

The weighted-average remaining lease terms and weighted-average discount rates for operating leases were as follows:

	August 30, 2025	August 31, 2024
Weighted-average remaining lease term (in years)
Operating leases	6.31	6.50
Weighted-average discount rate
Operating leases	6.0%	5.1%

Supplemental and other information related to leases was as follows:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 30, 2025	August 31, 2024	August 26, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,153	$12,042	$11,002
Operating cash flows from finance leases	$—	$955	$544
Financing cash flows from finance leases	$—	$145	$278

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

Other

The Company enters into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Quest, Atkins, and OWYN brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of contracts in place and achievement of performance conditions as of August 30, 2025, the Company will be required to make payments of $0.8 million over the next year.

12. Stockholders’ Equity

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

During the fifty-two weeks ended August 30, 2025, the Company repurchased 1,592,471 shares of common stock at an average share price of $31.95 per share. The Company did not repurchase any shares of common stock during the fifty-three weeks ended August 31, 2024. During the fifty-two weeks ended August 26, 2023, the Company repurchased 546,346 shares of common stock at an average share price of $30.11 per share. As of August 30, 2025, approximately $20.7 million remained available under the stock repurchase program.

On October 21, 2025, the Company's Board of Directors approved a $150.0 million increase to its existing stock repurchase program.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands, except share and per share data)	August 30, 2025	August 31, 2024	August 26, 2023
Basic earnings per share computation:
Numerator:
Net income available to common stock stockholders	$103,614	$139,309	$133,575
Denominator:
Weighted average common shares outstanding – basic	100,695,181	99,929,196	99,442,046
Basic earnings per share from net income	$1.03	$1.39	$1.34
Diluted earnings per share computation:
Numerator:
Numerator for diluted earnings per share	$103,614	$139,309	$133,575
Denominator:
Weighted average common shares outstanding – basic	100,695,181	99,929,196	99,442,046
Employee stock options	629,800	1,112,459	1,241,762
Non-vested stock units	185,791	240,233	196,271
Weighted average common shares – diluted	101,510,772	101,281,888	100,880,079
Diluted earnings per share from net income	$1.02	$1.38	$1.32

Diluted earnings per share calculations for the fifty-two weeks ended August 30, 2025, the fifty-three weeks ended August 31, 2024, and the fifty-two weeks ended August 26, 2023, excluded 0.7 million shares, 0.8 million shares, and 0.6 million shares of common stock issuable upon exercise of stock options, respectively, that would have been anti-dilutive.

Diluted earnings per share calculations for the fifty-two weeks ended August 30, 2025, the fifty-three weeks ended August 31, 2024, and the fifty-two weeks ended August 26, 2023, excluded an immaterial number of non-vested restricted stock units that would have been anti-dilutive.

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

For the fifty-two weeks ended August 30, 2025, and the fifty-three weeks ended August 31, 2024, and fifty-two weeks ended August 26, 2023, the Company recorded stock-based compensation expense of $15.3 million, $18.4 million, and $14.5 million, respectively.

In July 2017, the Company’s stockholders approved the 2017 Omnibus Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance of a maximum of 9,067,917 shares of stock-denominated awards to directors, employees, officers and agents of the Company. As of August 30, 2025, there were 2.5 million shares available for grant under the Incentive Plan.

Stock Options

Stock options granted under the Incentive Plan are granted at a price equal to or more than the fair value of common stock on the date the option is granted. Stock options under the Incentive Plan generally become exercisable ratably over three years from the date of grant and must be exercised within ten years from the date of grant.

The following table summarizes stock option activity for the fifty-two weeks ended August 30, 2025:

(In thousands, except share and per share data)	Shares underlying options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding as of August 31, 2024	2,410,567	$20.75	4.39	$29,826
Granted	34,035	36.49
Exercised	(948,665)	13.62
Forfeited	(19,694)	40.07
Outstanding as of August 30, 2025	1,476,243	$25.44	4.61	$10,147
Vested and expected to vest as of August 30, 2025	1,476,243	$25.44	4.61	$10,147
Exercisable as of August 30, 2025	1,245,609	$23.31	4.01	$10,147

The following table summarizes information about stock options outstanding at August 30, 2025:

Range of Exercise Prices			Number outstanding	Weighted average exercise price	Weighted average remaining life (years)	Number exercisable	Weighted average exercise price
$12.00	-	17.77	442,434	$12.54	1.98	442,434	$12.54
$17.78	-	23.55	286,940	20.17	4.19	286,940	20.17
$23.56	-	29.33	141,527	24.40	4.16	141,527	24.40
$29.34	-	35.11	17,633	33.02	8.03	5,877	33.02
$35.12	-	40.88	587,709	37.74	6.79	368,831	38.10
			1,476,243	$25.44	4.61	1,245,609	$23.31

The weighted average fair value of options granted during the fifty-two weeks ended August 30, 2025, and the fifty-three weeks ended August 31, 2024, and fifty-two weeks ended August 26, 2023, were $16.47, $14.36, and $16.58, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model based on the following assumptions:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
	August 30, 2025	August 31, 2024	August 26, 2023
Expected volatility	37.58%	37.00%	39.00%
Expected dividend yield	—%	—%	—%
Expected option term	6.5	6	6
Risk-free rate of return	4.00%	4.39%	4.27%

As the Company has now been listed for more than six years for the years presented above, which is broadly consistent with the expected term of the options, the Company has based its Black-Scholes valuation model’s expected volatility assumption on the actual volatility of its daily closing share price over the period since listing to the valuation date. The risk-free rates are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Future annual dividends over the expected term are estimated to be nil.

As of August 30, 2025, the Company had $1.1 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 0.9 years. During the fifty-two weeks ended August 30, 2025, fifty-three weeks ended August 31, 2024, and fifty-two weeks ended August 26, 2023, the Company received $12.9 million, $4.3 million, and $5.2 million in cash from stock option exercises, respectively.

Restricted Stock Units

Restricted stock units granted under the Incentive Plan are granted at a price equal to closing market price of the Company’s common stock on the date of grant. Restricted stock units under the Incentive Plan generally vest over three years.

The following table summarizes restricted stock unit activity for the fifty-two weeks ended August 30, 2025:

	Units	Weighted average grant-date fair value
Non-vested as of August 31, 2024	546,271	$37.38
Granted	420,481	35.50
Vested	(302,325)	37.37
Forfeited	(25,412)	37.53
Non-vested as of August 30, 2025	639,015	$36.14

As of August 30, 2025, the Company had $14.5 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.7 years.

Performance Stock Units

During the fifty-two weeks ended August 30, 2025, the Board of Directors granted performance stock units under the Company’s 2017 Omnibus Incentive Plan. The number of shares issuable as a result of grants of performance stock units is determined based on market-based criteria, performance-based criteria, or a combination of market-based criteria and performance-based criteria. The number of shares may be increased or decreased based on the results of these metrics in accordance with the terms established at the date of grant.

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

The following table summarizes performance stock unit activity for the fifty-two weeks ended August 30, 2025:

	Units	Weighted average grant-date fair value
Non-vested as of August 31, 2024	179,791	$59.08
Granted	154,089	48.03
Vested	(12,175)	63.42
Forfeited	(43,512)	59.76
Non-vested as of August 30, 2025	278,193	$52.66

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

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
	August 30, 2025	August 31, 2024	August 26, 2023
Expected volatility	31.38%	33.96%	45.00%
Expected dividend yield	—%	—%	—%
Expected performance term	2.93	2.93	3
Risk-free rate of return	4.14%	4.62%	4.55%
Fair value	$54.41	$57.43	$62.55

As of August 30, 2025, the Company had $5.1 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.4 years.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the Company’s common stock price and are awarded to non-employee consultants of the Company. The Company’s SARs settle in shares of its common stock if and when the applicable vesting criteria has been met. The SARs outstanding as of August 30, 2025 cliff vested two years from the date of grant and must be exercised within five years from the date of grant.

The following table summarizes SARs activity for the fifty-two weeks ended August 30, 2025:

	Shares Underlying SARs	Weighted average exercise price
Outstanding as of August 31, 2024	150,000	$37.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of August 30, 2025	150,000	$37.67
Vested as of August 30, 2025	150,000	$37.67
Exercisable as of August 30, 2025	150,000	$37.67

The SARs exercised in the fifty-two weeks ended August 26, 2023, resulted in a net issuance of 38,850 shares of the Company’s common stock. The SARs outstanding as of the fifty-two weeks ended August 30, 2025 are liability-classified; therefore, the related stock-based compensation expense is based on the vesting provisions and the fair value of the awards.

15. Segment and Customer Information

Segment Information

The Company's operations are organized into two operating segments, Quest and Atkins, and OWYN, which are aggregated into one reportable segment due to similar financial, economic and operating characteristics. The operating segments are similar in the following areas: (a) the nature of the products; (b) the nature of the production processes; (c) the methods used to distribute products to customers; (d) the type of customer for the products; and, (e) the nature of the regulatory environment. The Company also designed its organizational structure to support entity-wide business functions across brands, products, customers, and geographic regions. As a result, as of the fifty-two weeks ended August 30, 2025, and fifty-three weeks ended August 31, 2024, the Company determined its operations are organized into two operating segments, which are aggregated into one reportable segment, represented by the Company’s consolidated financial statements, due to similar financial, economic and operating characteristics. As of the fifty-two weeks ended August 26, 2023, the Company determined its operations were organized into one consolidated operating segment and reportable segment.

The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”). The CODM regularly reviews consolidated segment performance including net sales, significant expenses, net income, Adjusted EBITDA, budget to actual variance analysis, as well as other key metrics. The CODM uses net income as the measure of profitability to assess segment performance and allocate resources. The accounting policies of the segment are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following table summarizes our segment net sales, significant expenses, and net income for the fifty-two weeks ended August 30, 2025, fifty-three weeks ended August 31, 2024, and fifty-two weeks ended August 26, 2023:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
	August 30, 2025	August 31, 2024	August 26, 2023
Net sales	$1,450,920	$1,331,321	$1,242,672
Cost of goods sold	925,173	819,755	789,252
Operating expenses:
Selling and marketing	134,282	143,929	119,489
General and administrative	155,930	129,699	111,566
Depreciation and amortization	16,900	16,917	17,416
Business transaction costs	820	14,524	—
Loss on impairment	60,928	—	—
Other income (expense)	(20,984)	(20,447)	(29,257)
Income tax expense	32,289	46,741	42,117
Net income	$103,614	$139,309	$133,575

Geographic Information

The following is a summary of revenue disaggregated by geographic area and brand:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
(In thousands)	August 30, 2025	August 31, 2024	August 26, 2023
North America (1)
Atkins	$420,787	$491,986	$526,769
Quest	863,614	777,394	682,789
OWYN	137,020	29,213	—
Total North America	1,421,421	1,298,593	1,209,558
International (1)	29,499	32,728	33,114
Total	$1,450,920	$1,331,321	$1,242,672
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

The following is a summary of long lived assets by geographic area:

(In thousands)	August 30, 2025	August 31, 2024
Long lived assets
North America (1)	$39,738	$24,830
Total	$39,738	$24,830
(1) The North America geographic area consists of long-lived assets substantially related to the United States and there is no individual foreign country in which more than 10% of the Company’s long-lived assets are located or that is otherwise deemed individually material.

Significant Customers

Credit risk for the Company was concentrated in two customers who each comprised more than 10% of the Company’s total sales for the fifty-two weeks ended August 30, 2025, fifty-three weeks ended August 31, 2024, and fifty-two weeks ended August 26, 2023:

	52-Weeks Ended	53-Weeks Ended	52-Weeks Ended
	August 30, 2025	August 31, 2024	August 26, 2023
Customer 1	31%	31%	31%
Customer 2	18%	18%	16%

At August 30, 2025, and August 31, 2024, the following amounts of the Company’s accounts receivable, net were related to these significant customers for the periods in which the customers were significant:

(In thousands)	August 30, 2025		August 31, 2024
Customer 1	$60,151	36%	$41,943	28%
Customer 2	$46,225	28%	$51,411	34%

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 30, 2025, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of our ICFR as of August 30, 2025. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment using this criteria, management has concluded that our ICFR was effective as of August 30, 2025.

Because of its inherent limitations, ICFR may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our ICFR as of August 30, 2025, was audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our ICFR as of August 30, 2025.

Changes in Internal Control over Financial Reporting

As a result of the OWYN Acquisition, we have designed and implemented internal controls over financial reporting for OWYN processes and incorporated such controls into the Company’s ICFR framework.

Except as disclosed above, there were no changes in our ICFR during the quarter ended August 30, 2025, that have materially affected, or are reasonably likely to materially affect, our ICFR.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Simply Good Foods Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Simply Good Foods Company and subsidiaries (the “Company”) as of August 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fifty-two weeks ended August 30, 2025, of the Company and our report dated October 28, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Denver, Colorado
October 28, 2025

Item 9B. Other Information.

In the quarter ended August 30, 2025, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 30, 2025.

Item 11. Executive Compensation.

Incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 30, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 30, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 30, 2025.

Item 14. Principal Accountant Fees and Services.

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented under the caption “Audit Committee Matters - Principal Accounting Firm Fees” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 30, 2025 and is incorporated herein by reference.

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

3.1	Fourth Amended and Restated Certificate of Incorporation of The Simply Good Foods Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K/A filed on January 24, 2024).
3.2	Third Amended and Restated Bylaws of the Simply Good Foods Company (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 19, 2023).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-4 filed on June 12, 2017).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K filed on October 29, 2024).
10.1†	2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 3 to Registration Statement on Form S-4 filed on June 12, 2017).
10.2†
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
10.4†
The Simply Good Foods Company Third Amended and Restated Executive Severance Compensation Plan, Effective May 23, 2025, (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 28, 2025).

10.5
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

10.7
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

10.8
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

10.9
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

10.10
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

10.11
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

10.12
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

10.13
Investors Rights Agreement, dated July 7, 2017, between the Simply Good Foods Company and Conyers Park Sponsor LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on July 13, 2017).

19.1	The Simply Good Foods Company Insider Trading Policy (incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K filed on October 29, 2024).
21.1	Subsidiaries of The Simply Good Foods Company.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit No.	Document
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act.
97.1	The Simply Good Foods Company Rule 10D-1 Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed on October 29, 2024).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).
____________________

†	Indicates a management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

THE SIMPLY GOOD FOODS COMPANY
		By:	/s/ Geoff E. Tanner
Date:	October 28, 2025	Name:	Geoff E. Tanner
		Title:	President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geoff E. Tanner	President, Chief Executive Officer and Director	October 28, 2025
Geoff E. Tanner	(Principal Executive Officer)

/s/ Christopher J. Bealer	Chief Financial Officer	October 28, 2025
Christopher J. Bealer	(Principal Financial Officer)

/s/ Timothy A. Matthews	Vice President, Controller and Chief Accounting Officer	October 28, 2025
Timothy A. Matthews	(Principal Accounting Officer)

/s/ James M. Kilts	Chairman of the Board of Directors	October 28, 2025
James M. Kilts

/s/ Clayton C. Daley, Jr.	Director	October 28, 2025
Clayton C. Daley, Jr.

/s/ Romitha S. Mally	Director	October 28, 2025
Romitha S. Mally

/s/ Michelle P. Goolsby	Director	October 28, 2025
Michelle P. Goolsby

/s/ Robert G. Montgomery	Director	October 28, 2025
Robert G. Montgomery

/s/ Brian K. Ratzan	Director	October 28, 2025
Brian K. Ratzan

/s/ David W. Ritterbush	Director	October 28, 2025
David W. Ritterbush

/s/ Joseph J. Schena	Director	October 28, 2025
Joseph J. Schena

/s/ David J. West	Director	October 28, 2025
David J. West

/s/ James D. White	Director	October 28, 2025
James D. White