Form 10-Q
period 2025-11-29
Simply Good Foods Co
filed 2026-01-08
CIK 1702744

                 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 2025

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

As of January 6, 2026, there were 92,575,255 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED NOVEMBER 29, 2025

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share and per share data)

	November 29, 2025	August 30, 2025
Assets
Current assets:
Cash	$194,051	$98,468
Accounts receivable, net	129,178	164,978
Inventories	181,148	167,217
Prepaid expenses	4,398	7,209
Other current assets	5,064	15,812
Total current assets	513,839	453,684

Long-term assets:
Property and equipment, net	38,851	39,738
Intangible assets, net	1,257,642	1,261,603
Goodwill	589,974	589,974
Other long-term assets	50,321	51,046
Total assets	$2,450,627	$2,396,045

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$75,486	$78,298
Accrued interest	66	44
Accrued expenses and other current liabilities	27,069	46,219
Total current liabilities	102,621	124,561

Long-term liabilities:
Long-term debt, less current maturities	396,744	249,066
Deferred income taxes	169,627	166,091
Other long-term liabilities	47,519	49,494
Total liabilities	716,511	589,212
See commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 103,940,255 and 103,688,071 shares issued at November 29, 2025, and August 30, 2025, respectively	1,039	1,037
Treasury stock, 8,941,085 shares and 3,957,571 shares at cost at November 29, 2025, and August 30, 2025, respectively	(230,026)	(129,337)
Additional paid-in-capital	1,349,610	1,346,687
Retained earnings	616,148	590,879
Accumulated other comprehensive loss	(2,655)	(2,433)
Total stockholders’ equity	1,734,116	1,806,833
Total liabilities and stockholders’ equity	$2,450,627	$2,396,045

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Net sales	$340,198	$341,268
Cost of goods sold	230,298	210,782
Gross profit	109,900	130,486

Operating expenses:
Selling and marketing	29,677	32,994
General and administrative	38,006	38,064
Depreciation and amortization	4,633	4,160
Business transaction costs	—	643
Total operating expenses	72,316	75,861

Income from operations	37,584	54,625

Other income (expense):
Interest income	499	776
Interest expense	(4,286)	(7,861)
(Loss) gain on foreign currency transactions	(57)	120
Other income	76	15
Total other income (expense)	(3,768)	(6,950)

Income before income taxes	33,816	47,675
Income tax expense	8,547	9,553
Net income	$25,269	$38,122

Other comprehensive income:
Foreign currency translation, net of reclassification adjustments	(222)	(387)
Comprehensive income	$25,047	$37,735

Earnings per share from net income:
Basic	$0.26	$0.38
Diluted	$0.26	$0.38
Weighted average shares outstanding:
Basic	98,749,340	100,394,693
Diluted	99,051,004	101,479,603

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Operating activities
Net income	$25,269	$38,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,205	5,047
Amortization of deferred financing costs and debt discount	150	506
Stock compensation expense	3,083	3,844
Estimated credit losses	20	750
Unrealized loss (gain) on foreign currency transactions	57	(120)
Deferred income taxes	3,536	3,374
Amortization of operating lease right-of-use asset	1,480	1,678
Other	(279)	(402)
Changes in operating assets and liabilities:
Accounts receivable, net	35,768	67
Inventories	(13,605)	(13,157)
Prepaid expenses	2,672	(958)
Other current assets	10,794	(1,396)
Accounts payable	(2,012)	319
Accrued interest	22	(189)
Accrued expenses and other current liabilities	(22,288)	(3,707)
Other assets and liabilities	(778)	(1,757)
Net cash provided by operating activities	50,094	32,021

Investing activities
Purchases of property and equipment	(2,096)	(307)
Investments in intangible and other assets	—	(362)
Net cash used in investing activities	(2,096)	(669)

Financing activities
Proceeds from option exercises	1,056	9,984
Tax payments related to issuance of restricted stock units and performance stock units	(1,214)	(2,315)
Repurchase of common stock	(99,638)	—
Principal payments of long-term debt	—	(50,000)
Proceeds from issuance of long-term debt	150,000	—
Deferred financing costs	(2,585)	—
Net cash provided by (used in) financing activities	47,619	(42,331)

Cash and cash equivalents
Net increase (decrease) in cash	95,617	(10,979)
Effect of exchange rate on cash	(34)	208
Cash at beginning of period	98,468	132,530
Cash and cash equivalents at end of period	$194,051	$121,759

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Supplemental disclosures of cash flow information
Cash paid for interest	$4,114	$7,544
Cash paid for taxes	$29	$395
Non-cash investing and financing transactions
Non-cash credits for repayment of note receivable	$49	$200
Non-cash additions to property and equipment	$42	$59
Non-cash additions to intangible assets	$—	$64

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 30, 2025	103,688,071	$1,037	3,957,571	$(129,337)	$1,346,687	$590,879	$(2,433)	$1,806,833
Net income	—	—	—	—	—	25,269	—	25,269
Stock-based compensation	—	—	—	—	3,083	—	—	3,083
Foreign currency translation adjustments	—	—	—	—	—	—	(222)	(222)
Repurchase of common stock	—	—	4,983,514	(100,689)	—	—	—	(100,689)
Shares issued upon vesting of restricted stock units and performance stock units	164,184	1	—	—	(1,215)	—	—	(1,214)
Exercise of options to purchase common stock	88,000	1	—	—	1,055	—	—	1,056
Balance at November 29, 2025	103,940,255	$1,039	8,941,085	$(230,026)	$1,349,610	$616,148	$(2,655)	$1,734,116

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 31, 2024	102,515,315	$1,025	2,365,100	$(78,451)	$1,319,686	$487,265	$(2,039)	$1,727,486
Net income	—	—	—	—	—	38,122	—	38,122
Stock-based compensation	—	—	—	—	3,654	—	—	3,654
Foreign currency translation adjustments	—	—	—	—	—	—	(387)	(387)
Shares issued upon vesting of restricted stock units and performance stock units	164,093	2	—	—	(2,317)	—	—	(2,315)
Exercise of options to purchase common stock	713,751	7	—	—	9,977	—	—	9,984
Balance at November 30, 2024	103,393,159	$1,034	2,365,100	$(78,451)	$1,331,000	$525,387	$(2,426)	$1,776,544

See accompanying notes to the unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements
(Unaudited, dollars in thousands, except for share and per share data)

1. Nature of Operations and Principles of Consolidation

Description of Business

The Simply Good Foods Company (“Simply Good Foods” or the “Company”), headquartered in Denver, Colorado, is a consumer packaged food and beverage company with ambitious goals to raise the bar on what food can be with trusted brands and innovative nutritious snacking products. Within our portfolio of trusted brands (Quest, Atkins, and OWYN), we offer a wide variety of nutritional snacks and beverages, including high protein chips, bars, ready-to-drink (RTD) shakes, and powders, and low sugar, low carb sweets and baked goods. We are a leader of the nutritious snacking movement, poised to expand our healthy lifestyle platform through innovation-driven organic growth and external investment opportunities.

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

The interim consolidated financial statements and related notes of the Company and its subsidiaries are unaudited. The unaudited interim consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited interim consolidated financial statements reflect all adjustments and disclosures which are, in the Company’s opinion, necessary for a fair presentation of the results of operations, financial position and cash flows for the indicated periods. All such adjustments were of a normal and recurring nature unless otherwise disclosed. The year-end balance sheet data was derived from the audited financial statements and, in accordance with the instructions to Form 10-Q, certain information and footnote disclosures required by GAAP have been condensed or omitted. The results reported in these unaudited interim consolidated financial statements are not necessarily indicative of the results that may be reported for the entire fiscal year and should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended August 30, 2025, included in the Company’s Annual Report on Form 10-K (“Annual Report”) filed with the SEC on October 28, 2025.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which will improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions such as cost of sales, SG&A, and R&D. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued or made available. The amendments should be applied on either (1) prospectively to financial statements issued for reporting periods after the effective date, or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal Use Software (“ASU 2025-06”), which will improve disclosures surrounding internal-use software and the timing of capitalization when companies use the incremental and iterative development method. The amendments are effective for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied through (1) a prospective transition approach, (2) a retrospective transition approach, or (3) a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

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

3. Revenue Recognition

Revenue from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and brands:

	Thirteen Weeks Ended
(In thousands)	November 29, 2025	November 30, 2024
North America (1)
Atkins	$90,270	$108,168
Quest	210,343	191,937
OWYN	31,182	32,254
Total North America	331,795	332,359
International	8,403	8,909
Total net sales	$340,198	$341,268
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

Charges related to credit losses on accounts receivable from transactions with external customers were immaterial for the thirteen weeks ended November 29, 2025, and $0.8 million for the thirteen weeks ended November 30, 2024. As of both November 29, 2025, and August 30, 2025, the allowance for credit losses related to accounts receivable were $0.9 million.

4. Goodwill and Intangibles

As of November 29, 2025, and August 30, 2025, Goodwill in the Consolidated Balance Sheets was $590.0 million. There were no impairment charges related to goodwill during the thirteen weeks ended November 29, 2025, or since the inception of the Company.

Intangible assets, net in the Consolidated Balance Sheets consists of the following:

				November 29, 2025
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$1,142,000	$—	$1,142,000
Intangible assets with finite lives:
Customer relationships	15 years			194,500	81,380	113,120
Licensing agreements	10 years			16,072	14,757	1,315
Proprietary recipes and formulas	7 years			7,000	7,000	—
Software and website development costs	3	-	5 years	6,641	5,434	1,207
				$1,366,213	$108,571	$1,257,642

				August 30, 2025
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$1,142,000	$—	$1,142,000
Intangible assets with finite lives:
Customer relationships	15 years			194,500	78,138	116,362
Licensing agreements	10 years			16,072	14,319	1,753
Proprietary recipes and formulas	7 years			7,000	7,000	—
Software and website development costs	3	-	5 years	6,641	5,153	1,488
				$1,366,213	$104,610	$1,261,603

Changes in Intangible assets, net during the thirteen weeks ended November 29, 2025, were primarily related to recurring amortization expense. Amortization expense related to intangible assets was $4.0 million for the thirteen weeks ended November 29, 2025, and $3.7 million for the thirteen weeks ended November 30, 2024. There were no impairment charges related to its indefinite-lived or finite-lived intangible assets during the thirteen weeks ended November 29, 2025, and November 30, 2024.

We believe the estimates and assumptions utilized in our impairment assessments are reasonable and are comparable to those that would be used by other marketplace participants. However, actual events and results could differ substantially from those utilized in our initial valuations. Significant declines of future revenue projections or changes of other assumptions used in estimating fair values versus those utilized at the time of the initial valuations could result in impairment charges that could materially affect the consolidated financial statements.

Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2026	$11,638
2027	13,575
2028	12,967
2029	12,967
2030	12,967
2031 and thereafter	51,528
Total	$115,642

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

On November 19, 2025, the Company entered into an eighth amendment (the “2026 Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $150.0 million and provided for an extension of the maturity date from March 17, 2027 to March 17, 2030. The 2026 Incremental Facility Amendment also provided for an extension of the stated maturity date of the Revolving Commitments and Revolving Loans (each as defined in the Credit Agreement) from December 16, 2026, to the earlier of (i) 91 days prior to the then-effective maturity date of the Term Facility and (ii) December 16, 2029. The terms of the incremental borrowing are substantially the same as the terms of the outstanding borrowings under the Term Facility. No amounts of the Term Facility were repaid as a result of the execution of the 2026 Incremental Facility Amendment.

Effective as of the 2026 Incremental Facility Amendment, the interest rate per annum for the Initial Term Loans is based on either:
i.A base rate equaling the higher of (a) the “prime rate,” (b) the federal funds effective rate plus 0.50%, or (c) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) applicable for an interest period of one month plus 1.00% plus (x) 1.00% margin for the Term Loan or (y) 1.00% margin for the Revolving Credit Facility; or
ii.SOFR, subject to a floor of 0.00%, plus (x) 2.00% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility.

In connection with the closing of the 2026 Incremental Facility Amendment, the Company expensed $2.5 million of non-deferrable third-party costs through General and administrative within the Consolidated Statements of Operations and Comprehensive Income and capitalized $2.6 million of upfront lender fees (original issue discount) and third-party financing costs.

The Simply Good Foods Company is not a borrower under the Credit Agreement and has not provided a guarantee of the Credit Agreement. Simply Good Foods USA, Inc., is the administrative borrower and certain other subsidiary holding companies are co-borrowers under the Credit Agreement. Each of the Company’s domestic subsidiaries that are not a named borrower under the Credit Agreement has provided a guarantee on a secured basis. As security for the payment or performance of the debt under the Credit Agreement, the borrowers and the guarantors have pledged certain equity interests in their respective subsidiaries and granted the lenders a security interest in substantially all of their domestic assets. All guarantors other than Quest Nutrition, LLC and Only What You Need, Inc. are holding companies with no assets other than their investments in their respective subsidiaries.

The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all covenants as of November 29, 2025, and August 30, 2025, respectively.

Long-term debt consists of the following:

(In thousands)	November 29, 2025	August 30, 2025
Term Facility (effective rate of 5.9% at November 29, 2025)	$400,000	$250,000
Less: Deferred financing fees	3,256	934
Long-term debt, net of deferred financing fees	$396,744	$249,066

The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended November 29, 2025. The outstanding balance of the Term Facility is due upon its maturity in March 2030.

As of November 29, 2025, the Company had letters of credit in the amount of $0.8 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support two of the Company’s leased buildings. No amounts were drawn against these letters of credit as of November 29, 2025.

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of November 29, 2025, and August 30, 2025, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

Components of the balance sheet such as accounts receivable, cash and cash equivalents, and others approximate fair value as of November 29, 2025.

7. Income Taxes

The tax expense and the effective tax rate resulting from operations were as follows:

	Thirteen Weeks Ended
(In thousands)	November 29, 2025	November 30, 2024
Income before income taxes	$33,816	$47,675
Provision for income taxes	$8,547	$9,553
Effective tax rate	25.3%	20.0%

The effective tax rate for the thirteen weeks ended November 29, 2025 was 5.3% higher than the effective tax rate for the thirteen weeks ended November 30, 2024, which was primarily due to the absence of excess tax benefits from stock option exercises recognized in the prior-year period.

8. Leases

The Company generally leases office space and distribution centers in the United States through operating lease agreements. As of the thirteen weeks ended November 29, 2025, the Company had no finance lease agreements. Our leases have remaining lease terms up to 7 years and most include an option to renew for additional terms.

The Company’s lease costs recognized in the Consolidated Statement of Operations consist of the following:

		Thirteen Weeks Ended
(In thousands)	Statements of Operations Caption	November 29, 2025	November 30, 2024
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$2,304	$2,209
Variable lease cost (1)	Cost of goods sold and General and administrative	1,274	858
Total operating lease cost		3,578	3,067

Total lease cost		$3,578	$3,067
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

The right-of-use assets and corresponding liabilities related to operating are as follows:

(In thousands)	Balance Sheets Caption	November 29, 2025	August 30, 2025
Assets
Operating lease right-of-use assets	Other long-term assets	$42,638	$44,118
Total lease assets		$42,638	$44,118
Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$6,823	$5,867
Long-term:
Operating lease liabilities	Other long-term liabilities	47,519	49,494
Total lease liabilities		$54,342	$55,361

Future maturities of lease liabilities as of November 29, 2025, were as follows:

(In thousands)	Operating Leases
Fiscal year ending:
Remainder of 2026	$7,206
2027	10,927
2028	10,388
2029	10,438
2030	10,549
Thereafter	16,146
Total lease payments	65,654
Less: Interest	(11,312)
Present value of lease liabilities	$54,342

The weighted-average remaining lease terms and weighted-average discount rates for operating leases were as follows:

	November 29, 2025	August 30, 2025
Weighted-average remaining lease term (in years)
Operating leases	6.06	6.31
Weighted-average discount rate
Operating leases	6.0%	6.0%

Supplemental and other information related to operating leases was as follows:

	Thirteen Weeks Ended
(In thousands)	November 29, 2025	November 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,566	$2,510

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

Other

The Company enters into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Quest, Atkins, and OWYN brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of contracts in place and achievement of performance conditions as of November 29, 2025, the Company will be required to make payments of $0.1 million over the next year.

10. Stockholders’ Equity

Stock Repurchase Program

The Company adopted a $50.0 million stock repurchase program on November 13, 2018. On April 13, 2022, October 21, 2022, and October 21, 2025, the Company announced that its Board of Directors had approved the addition of $50.0 million, $50.0 million, and $150.0 million, respectively, to its stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $300.0 million. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The stock repurchase program may be suspended or discontinued at any time by the Company and does not have an expiration date.

During the thirteen weeks ended November 29, 2025, the Company repurchased 4,983,514 shares of common stock at an average price of $19.99 per share, inclusive of commissions and exclusive of accrued excise tax. The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on the net amount of share repurchases. The Company did not repurchase any shares of common stock during the thirteen weeks ended November 30, 2024. As of November 29, 2025, approximately $71.0 million remained available under the stock repurchase program.

In January 2026, the Company's Board of Directors approved a $200 million increase to its existing stock repurchase program. Subsequent to the thirteen weeks ended November 29, 2025, and through January 6, 2026, the Company repurchased 2,430,028 shares of common stock at an average price of $19.34 per share, inclusive of commissions and exclusive of accrued excise tax. As of January 6, 2026, the Company has approximately $224.0 million available under its revised stock repurchase program.

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

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended
(In thousands, except per share data)	November 29, 2025	November 30, 2024
Basic earnings per share computation:
Numerator:
Net income available to common stockholders	$25,269	$38,122
Denominator:
Weighted average common shares outstanding - basic	98,749,340	100,394,693
Basic earnings per share from net income	$0.26	$0.38

Diluted earnings per share computation:
Numerator:
Net income available for common stockholders	$25,269	$38,122
Numerator for diluted earnings per share	$25,269	$38,122
Denominator:
Weighted average common shares outstanding - basic	98,749,340	100,394,693
Employee stock options	210,380	910,180
Non-vested stock units	91,284	174,730
Weighted average common shares - diluted	99,051,004	101,479,603
Diluted earnings per share from net income	$0.26	$0.38

Diluted earnings per share calculations for the thirteen weeks ended November 29, 2025, November 30, 2024, excluded 0.9 million and 0.7 million shares of common stock issuable upon exercise of stock options that would have been anti-dilutive.

Diluted earnings per share calculations for the thirteen weeks ended November 29, 2025, and November 30, 2024, excluded 0.4 million and an immaterial number of non-vested stock units that would have been anti-dilutive.

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

The Company recorded stock-based compensation expense of $3.1 million and $3.8 million in the thirteen weeks ended November 29, 2025, and November 30, 2024, respectively.

Stock Options

The following table summarizes stock option activity for the thirteen weeks ended November 29, 2025:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 30, 2025	1,476,243	$25.44	4.61
Granted	—	—
Exercised	(88,000)	12.00
Forfeited	(928)	38.61
Outstanding as of November 29, 2025	1,387,315	$26.28	4.49
Vested and expected to vest as of November 29, 2025	1,387,315	$26.28	4.49
Exercisable as of November 29, 2025	1,197,402	$24.62	3.98

As of November 29, 2025, the Company had $0.8 million of total unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 0.7 years. During the thirteen weeks ended November 29, 2025, and November 30, 2024, the Company received $1.1 million and $10.0 million in cash from stock option exercises, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the thirteen weeks ended November 29, 2025:

	Units	Weighted average grant-date fair value
Non-vested as of August 30, 2025	639,015	$36.14
Granted	451,449	20.50
Vested	(167,460)	36.22
Forfeited	(14,715)	35.32
Non-vested as of November 29, 2025	908,289	$28.37

As of November 29, 2025, the Company had $20.5 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 2.2 years.

Performance Stock Units

During the thirteen weeks ended November 29, 2025, the Board of Directors granted performance stock units under the Company’s 2017 Omnibus Incentive Plan. The number of shares issuable as a result of grants of performance stock units is determined based on market-based criteria, performance-based criteria, or a combination of market-based criteria and performance-based criteria. The number of shares may be increased or decreased based on the results of these metrics in accordance with the terms established at the date of grant.

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

The following table summarizes performance stock unit activity for the thirteen weeks ended November 29, 2025:

	Units	Weighted average grant-date fair value
Non-vested as of August 30, 2025	278,193	$52.66
Granted	290,348	23.92
Vested	(56,651)	62.55
Forfeited	(17,977)	42.84
Non-vested as of November 29, 2025	493,913	$34.99

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

	Thirteen Weeks Ended	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Expected volatility	29.96%	31.38%
Expected dividend yield	—%	—%
Expected performance term	2.93	2.93
Risk-free rate of return	3.54%	4.14%
Fair value	$22.22	$54.41

As of November 29, 2025, the Company had $10.0 million of total unrecognized compensation cost related to performance stock units that will be recognized over an expected weighted average period of 2.4 years.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the Company’s common stock price and are awarded to non-employee consultants of the Company. The SARs settle in shares of its common stock once the applicable vesting criteria have been met. The SARs outstanding as of November 29, 2025, cliff vested two years from the date of grant and must be exercised within five years from the date of grant.

The following table summarizes SARs activity for the thirteen weeks ended November 29, 2025:

	Shares underlying SARs	Weighted average exercise price
Outstanding as of August 30, 2025	150,000	$37.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of November 29, 2025	150,000	$37.67
Vested as of November 29, 2025	150,000	$37.67
Exercisable as of November 29, 2025	150,000	$37.67

The SARs outstanding as of the thirteen weeks ended November 29, 2025, are liability-classified; therefore, the related stock-based compensation expense is based on the vesting provisions and the fair value of the awards.

13. Segment Information

The Company substantially completed its efforts to fully integrate its operations and organizational structure after the OWYN Acquisition. The Company aligned the nature of its production processes and methods used to distribute products to customers and its organizational structure to support entity-wide business functions across brands, products, customers, and geographic regions. As a result, as of the thirteen weeks ended November 29, 2025, the Company determined its operations are organized into one consolidated operating segment and reportable segment, represented by the Company’s consolidated financial statements. Previously, as of November 30, 2024, the Company’s operations were organized into two operating segments, Quest and Atkins, and OWYN, which were aggregated into one reportable segment due to similar financial, economic and operating characteristics.

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

The following table summarizes our segment net sales, significant expenses, and net income for the thirteen weeks ended November 29, 2025, and November 30, 2024:

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Net sales	$340,198	$341,268
Cost of goods sold	230,298	210,782
Operating expenses:
Selling and marketing	29,677	32,994
General and administrative	38,006	38,064
Depreciation and amortization	4,633	4,160
Business transaction costs	—	643
Other income (expense)	(3,768)	(6,950)
Income tax expense	8,547	9,553
Net income	$25,269	$38,122

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended August 30, 2025, (“Annual Report”) and our unaudited consolidated financial statements and the related notes appearing elsewhere in this Report. In addition to historical information, the following discussion contains forward-looking statements, including, but not limited to, statements regarding the Company’s expectation for future performance, liquidity and capital resources that involve risks, uncertainties and assumptions that could cause actual results to differ materially from the Company’s expectations. The Company’s actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified in Item 1A. “Risk Factors” of our Annual Report and this Report. The Company assumes no obligation to update any of these forward-looking statements.

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

Overview

The Simply Good Foods Company, headquartered in Denver, Colorado, is a consumer packaged food and beverage company with ambitious goals to raise the bar on what food can be with trusted brands and innovative nutritious snacking products. Within our portfolio of trusted brands (Quest, Atkins, and OWYN), we offer a wide variety of nutritional snacks and beverages, including high protein chips, bars, ready-to-drink (RTD) shakes, and powders, and low sugar, low carb sweets and baked goods. We are a leader of the nutritious snacking movement, poised to expand our healthy lifestyle platform through innovation-driven organic growth and external investment opportunities.

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

The Simply Good Foods Company (“Simply Good Foods”) was formed in March 2017, to acquire NCP-ATK Holdings, Inc. (“Atkins”), which was completed in July 2017. As part of Simply Good Foods’ strategy to become an industry leading snacking platform, we acquired Quest Nutrition, LLC (“Quest”) in November 2019 and we acquired Only What You Need, Inc in June 2024. We refer to the acquisition of Quest Nutrition, LLC as the “Quest Acquisition” and the acquisition of Only What You Need, Inc. as the “OWYN Acquisition”.

Business Trends

During the thirteen weeks ended November 29, 2025, our results of operations were primarily driven by continued distribution-related declines for Atkins and modest declines for OWYN, which were partially offset by Quest volume-driven growth. In recent periods, retail distribution for the Atkins brand has been under pressure. The Atkins brand has had, and continues to have, a large retail presence on-shelf, which is being reduced in the current fiscal year and could be reduced in future periods. In response, during the current fiscal year, we are taking actions to bolster the highest performing Atkins products and simultaneously working with retailers to replace lower performing Atkins products with higher performing Quest and OWYN products.

The Company’s gross margin was affected by the unfavorable effects of higher commodity expenses and tariffs compared to the prior year, with productivity a modest offset in the quarter. Margins are expected to remain under pressure until the Company realizes the benefits expected from recently implemented pricing actions, productivity initiatives and other mitigating actions, which are expected to build as the fiscal year progresses. We continue to monitor macroeconomic trends and uncertainties such as consumer and economic uncertainty, key ingredient inflation, supply chain challenges, and the effects of tariffs, which may have adverse effects on net sales and profitability. We are continuing to evaluate these factors and our ability to potentially offset all or a portion of cost increases through pricing actions and cost savings efforts. Economic pressures on customers and consumers, including the challenges of high inflation and the effects of tariffs, may negatively affect our net sales and profitability in the future.

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

Results of Operations

During the thirteen weeks ended November 29, 2025, our net sales decreased 0.3% to $340.2 million compared to $341.3 million for the thirteen weeks ended November 30, 2024, driven by distribution-related declines for Atkins and modest declines for OWYN, which were partially offset by Quest volume-driven growth.

Gross profit decreased and gross profit margin decreased 590 basis points, primarily as a result of unfavorable commodity expenses and tariffs compared to the prior period. We expect to continue building on our existing capabilities and strengthening the position of our brands in the marketplace, and will continue to invest in our business and improve our operating efficiencies.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended November 29, 2025, and the Thirteen Weeks Ended November 30, 2024

The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income, including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	November 29, 2025	% of Net Sales	November 30, 2024	% of Net Sales
Net sales	$340,198	100.0%	$341,268	100.0%
Cost of goods sold	230,298	67.7%	210,782	61.8%
Gross profit	109,900	32.3%	130,486	38.2%

Operating expenses:
Selling and marketing	29,677	8.7%	32,994	9.7%
General and administrative	38,006	11.2%	38,064	11.2%
Depreciation and amortization	4,633	1.4%	4,160	1.2%
Business transaction costs	—	—%	643	0.2%
Total operating expenses	72,316	21.3%	75,861	22.2%

Income from operations	37,584	11.0%	54,625	16.0%

Other income (expense):
Interest income	499	0.1%	776	0.2%
Interest expense	(4,286)	(1.3)%	(7,861)	(2.3)%
(Loss) gain on foreign currency transactions	(57)	—%	120	—%
Other income	76	—%	15	—%
Total other income (expense)	(3,768)	(1.1)%	(6,950)	(2.0)%

Income before income taxes	33,816	9.9%	47,675	14.0%
Income tax expense	8,547	2.5%	9,553	2.8%
Net income	$25,269	7.4%	$38,122	11.2%

Other financial data:
Adjusted EBITDA (1)	$55,624	16.4%	$70,068	20.5%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Net sales. Net sales were $340.2 million for the thirteen weeks ended November 29, 2025, compared to $341.3 million for the thirteen weeks ended November 30, 2024, representing an decrease of $1.1 million, or 0.3%, driven by distribution-related declines for Atkins and modest declines for OWYN, which were partially offset by Quest volume-driven growth.

Cost of goods sold. Cost of goods sold increased $19.5 million, or 9.3%, for the thirteen weeks ended November 29, 2025, compared to the thirteen weeks ended November 30, 2024. The cost of goods sold increase was driven primarily by higher ingredient and packaging costs compared to the prior year period.

Gross profit. Gross profit decreased $20.6 million, or 15.8%, to $109.9 million for the thirteen weeks ended November 29, 2025, compared to the thirteen weeks ended November 30, 2024. Gross profit margin was 32.3% of net sales for the thirteen weeks ended November 29, 2025, a decrease of 590 basis points from 38.2% of net sales for the thirteen weeks ended November 30, 2024. The decrease in gross profit margin was primarily driven by unfavorable commodity expenses compared to the prior year period and lower gross profit margins of the OWYN business.

Operating expenses. Operating expenses decreased $3.5 million, or 4.7%, for the thirteen weeks ended November 29, 2025, compared to the thirteen weeks ended November 30, 2024, due to the following:

•Selling and marketing. Selling and marketing expenses decreased $3.3 million, or 10.1%, for the thirteen weeks ended November 29, 2025, compared to the thirteen weeks ended November 30, 2024. The decrease was primarily related to a planned decrease in Atkins marketing spend partially offset by increases for Quest and OWYN.
•General and administrative. General and administrative expenses decreased $0.1 million, or 0.2%, for the thirteen weeks ended

November 29, 2025, compared to the thirteen weeks ended November 30, 2024. The decrease was primarily attributable to a decrease of $1.7 million in integration expenses related to the OWYN Acquisition, a decrease of $0.8 million in stock based compensation, and a decrease of $0.2 million in employee-related costs, partially offset by an increase of $2.8 million in term loan transaction fees related to the 2026 Incremental Facility Amendment.
•Depreciation and amortization. Depreciation and amortization expense was $4.6 million for the thirteen weeks ended November 29, 2025, and $4.2 million for the thirteen weeks ended November 30, 2024, respectively.
•Business transaction costs. Business transaction costs were zero for the thirteen weeks ended November 29, 2025, compared to $0.6 million for the thirteen weeks ended November 30, 2024, and were comprised of expenses related to the OWYN Acquisition.
Interest income. Interest income of $0.5 million decreased $0.3 million for the thirteen weeks ended November 29, 2025, compared to the thirteen weeks ended November 30, 2024.

Interest expense. Interest expense of $4.3 million decreased $3.6 million for the thirteen weeks ended November 29, 2025, compared to the thirteen weeks ended November 30, 2024, primarily due to the effect of principal payments reducing the outstanding balance of the Term Facility (as defined below), prior to the incremental borrowing on November 19, 2025, which increased the outstanding balance to $400.0 million as of the thirteen weeks ended November 29, 2025.

(Loss) gain on foreign currency transactions. Foreign currency transactions resulted in a $0.1 million loss for the thirteen weeks ended November 29, 2025, and a $0.1 million gain for the thirteen weeks ended November 30, 2024.

Income tax expense. Income tax expense was $8.5 million for the thirteen weeks ended November 29, 2025, compared to $9.6 million during the thirteen weeks ended November 30, 2024. The decrease in our income tax expense was primarily driven by a decrease in income before taxes.

Net income. Net income was $25.3 million for the thirteen weeks ended November 29, 2025, a decrease of $12.9 million, compared to net income of $38.1 million for the thirteen weeks ended November 30, 2024. Net income was affected by lower income from operations, partially offset by lower other expense and income tax expense.

Adjusted EBITDA. Adjusted EBITDA decreased $14.4 million, or 20.6%, for the thirteen weeks ended November 29, 2025, compared to the thirteen weeks ended November 30, 2024, driven primarily by lower gross profit. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Reconciliation of EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed as alternatives to net income as an indicator of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). The Company defines EBITDA as net income or loss before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude the following items: stock-based compensation expense, business transaction costs, purchase price accounting inventory step-up, integration expenses, term loan transaction fees, and other non-core expenses. The Company believes that EBITDA and Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors. Management of the Company uses EBITDA and Adjusted EBITDA to supplement net income because these measures reflect operating results of the on-going operations, eliminate items that are not directly attributable to the Company’s underlying operating performance, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics the Company’s management uses in its financial and operational decision making. The Company also believes that EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen weeks ended November 29, 2025, and November 30, 2024:

(In thousands)	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Net income	$25,269	$38,122
Interest income	(499)	(776)
Interest expense	4,286	7,861
Income tax expense	8,547	9,553
Depreciation and amortization	6,205	5,047
EBITDA	43,808	59,807
Stock-based compensation expense	3,083	3,844
Business transaction costs	—	643
Inventory step-up	—	974
Integration expense	5,918	4,931
Term loan transaction fees	2,828	—
Other (1)	(13)	(131)
Adjusted EBITDA	$55,624	$70,068
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

We had $194.1 million in cash as of November 29, 2025. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

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

On November 19, 2025, the Company entered into an eighth amendment (the “2026 Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $150.0 million and provided for an extension of the maturity date from March 17, 2027 to March 17, 2030. The 2026 Incremental Facility Amendment also provided for an extension of the stated maturity date of the Revolving Commitments and Revolving Loans (each as defined in the Credit Agreement) from December 16, 2026, to the earlier of (i) 91 days prior to the then-effective maturity date of the Term Facility and (ii) December 16, 2029. The terms of the incremental borrowing are substantially the same as the terms of the outstanding borrowings under the Term Facility. No amounts of the Term Facility were repaid as a result of the execution of the 2026 Incremental Facility Amendment.

Effective as of the 2026 Incremental Facility Amendment, the interest rate per annum for the Initial Term Loans is based on either:
i.A base rate equaling the higher of (a) the “prime rate,” (b) the federal funds effective rate plus 0.50%, or (c) the Adjusted Term SOFR Rate (as defined in the Credit Agreement) applicable for an interest period of one month plus 1.00% plus (x) 1.00% margin for the Term Loan or (y) 1.00% margin for the Revolving Credit Facility; or
ii.SOFR, subject to a floor of 0.00%, plus (x) 2.00% margin for the Term Loan or (y) 2.00% margin for the Revolving Credit Facility.

In connection with the closing of the 2026 Incremental Facility Amendment, the Company expensed $2.5 million of non-deferrable third-party costs through General and administrative within the Consolidated Statements of Operations and Comprehensive Income and capitalized $2.6 million of upfront lender fees (original issue discount) and third-party financing costs.

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

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all covenants as of November 29, 2025, and August 30, 2025, respectively.

At November 29, 2025, the outstanding balance of the Term Facility was $400.0 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended November 29, 2025. The outstanding balance of the Term Facility is due upon its maturity in March 2030. As of November 29, 2025, there were no amounts drawn against the Revolving Credit Facility.

Stock Repurchase Program

On October 21, 2025, the Company’s Board of Directors approved the addition of $150.0 million to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate amount of $300.0 million. During the thirteen weeks ended November 29, 2025, the Company repurchased 4,983,514 shares of common stock at an average price of $19.99 per share, inclusive of commissions exclusive of accrued excise tax. The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on the net amount of share repurchases. The Company did not repurchase any shares of common stock during the thirteen weeks ended November 30, 2024.

As of November 29, 2025, approximately $71.0 million remained available for repurchases under our $300.0 million stock repurchase program. Refer to Note 10, Stockholders’ Equity, of the Notes to Unaudited Consolidated Financial Statements in this Report for additional information related to our stock repurchase program.

In January 2026, the Company's Board of Directors approved a $200 million increase to its existing stock repurchase program. Subsequent to the thirteen weeks ended November 29, 2025 and through January 6, 2026 the Company repurchased of 2,430,028 shares of common stock at an average price of $19.34 per share, inclusive of commissions and exclusive of accrued excise tax. As of January 6, 2026, the Company has approximately $224.0 million available under its revised stock repurchase program.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Net cash provided by operating activities	$50,094	$32,021
Net cash used in investing activities	$(2,096)	$(669)
Net cash provided by (used in) financing activities	$47,619	$(42,331)

Operating activities. Our net cash provided by operating activities increased $18.1 million to $50.1 million for the thirteen weeks ended November 29, 2025, compared to $32.0 million for the thirteen weeks ended November 30, 2024. The increase in cash provided by operating activities was primarily attributable to changes in working capital for the thirteen weeks ended November 29, 2025, as compared to the thirteen weeks ended November 30, 2024. Changes in working capital, comprised of changes in accounts receivable, net, inventories, prepaid expenses, other current assets, accounts payable, accrued interest, accrued expenses and other current liabilities, and other assets and liabilities, were driven by the timing of payments and receipts, which provided cash of $10.6 million in the thirteen weeks ended November 29, 2025, compared to $20.8 million of cash used in the thirteen weeks ended November 30, 2024, a difference of $31.4 million. Income from operations decreased by $17.0 million to $37.6 million for the thirteen weeks ended November 29, 2025, as compared to $54.6 million for the thirteen weeks ended November 30, 2024. Additionally, cash paid for interest was $4.1 million in the thirteen weeks ended November 29, 2025, which was a decrease of $3.4 million as compared to the $7.5 million paid for interest in the thirteen weeks ended November 30, 2024.

Investing activities. Our net cash used in investing activities was $2.1 million for the thirteen weeks ended November 29, 2025, compared to $0.7 million for the thirteen weeks ended November 30, 2024. Our net cash used in investing activities for the thirteen weeks ended November 29, 2025, was primarily comprised of $2.1 million of purchases of property and equipment. The $0.7 million of net cash used in investing activities for the thirteen weeks ended November 30, 2024, was primarily comprised of $0.3 million of purchases of property and equipment and $0.4 million of investments in intangible and other assets.

Financing activities. Our net cash provided by financing activities was $47.6 million for the thirteen weeks ended November 29, 2025, compared to $42.3 million of cash used in financing activities for the thirteen weeks ended November 30, 2024. Net cash provided by financing activities for the thirteen weeks ended November 29, 2025, primarily consisted of $150.0 million in proceeds from issuance of long-term debt and $1.1 million of cash proceeds received from option exercises, partially offset by $99.6 million in repurchases of common stock, inclusive of commissions and exclusive of accrued excise tax, and $1.2 million in tax payments related to the issuance of restricted stock units and performance stock units. Net cash used in financing activities for the thirteen weeks ended November 30, 2024, primarily consisted of $50.0 million in principal payments on the Term Facility, and $2.3 million in tax payments related to issuance of restricted stock units and performance stock units, partially offset by $10.0 million of cash proceeds received from option exercises.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk exposure during the thirteen-week period ended November 29, 2025. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 29, 2025, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 29, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum dollar value of shares that may yet be purchased under the plans or programs(1)
August 31, 2025 - September 27, 2025	—	$—	—	$20,661,295
September 28, 2025 - October 25, 2025	—	—	—	20,661,295
October 26, 2025 - November 29, 2025	4,983,514	19.99	4,983,514	71,023,559
Total	4,983,514	$19.99	4,983,514	$71,023,559
(1) We adopted a $50.0 million stock repurchase program on November 13, 2018. On April 13, 2022, October 21, 2022, and October 21, 2025, we announced that our Board of Directors had approved the addition of $50.0 million, $50.0 million, and $150.0 million, respectively, to our stock repurchase program, resulting in authorized stock repurchases of up to an aggregate of $300.0 million. As of November 29, 2025, approximately $71.0 million remained available under the stock repurchase program. In January 2026, the Company's Board of Directors approved a $200 million increase to its existing stock repurchase program. Subsequent to the thirteen weeks ended November 29, 2025 and through January 6, 2026 the Company repurchased 2,430,028 shares of common stock at an average price of $19.34 per share, inclusive of commissions and exclusive of accrued excise tax. As of January 6, 2026, the Company has approximately $224.0 million available under its revised stock repurchase program. Under the stock repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate us to acquire any specific number of shares over any specific period of time. We may suspend or discontinue the stock repurchase program at any time, and the stock repurchase program does not have an expiration date.

(2) Average price paid per share includes commissions, but excludes our liability under the 1% excise tax on the net amount of share repurchases required by the Inflation Reduction Act of 2022.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

In the three months ended November 29, 2025, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Document
10.1
Amendment No. 8, dated as of November 19, 2025, among Atkins Intermediate Holdings, LLC, a Delaware limited liability company, Conyers Park Acquisition Corp., a Delaware corporation, Simply Good Foods USA, Inc., a New York corporation, Atkins Nutritionals Holdings, Inc., a Delaware corporation, Atkins Nutritionals Holdings II, Inc., a Delaware corporation, NCP-ATK Holdings, Inc., a Delaware corporation, certain other subsidiaries of Simply Good Foods USA, Inc., the lenders party thereto and Barclays Bank PLC, as administrative agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 20, 2025).

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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Timothy A. Matthews
Date:	January 8, 2026	Name:	Timothy A. Matthews
		Title:	Vice President, Controller, and Chief Accounting Officer
(Duly Authorized Officer and Principal Accounting Officer)