Form 10-Q
period 2026-02-28
Simply Good Foods Co
filed 2026-04-09
CIK 1702744

                 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 7, 2026, there were 90,489,024 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED FEBRUARY 28, 2026

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share and per share data)

	February 28, 2026	August 30, 2025
Assets
Current assets:
Cash	$107,444	$98,468
Accounts receivable, net	123,517	164,978
Inventories	189,780	167,217
Prepaid expenses	5,310	7,209
Other current assets	13,292	15,812
Total current assets	439,343	453,684

Long-term assets:
Property and equipment, net	42,694	39,738
Intangible assets, net	1,004,763	1,261,603
Goodwill	589,974	589,974
Other long-term assets	48,930	51,046
Total assets	$2,125,704	$2,396,045

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$66,518	$78,298
Accrued interest	63	44
Accrued expenses and other current liabilities	20,297	46,219
Total current liabilities	86,878	124,561

Long-term liabilities:
Long-term debt, less current maturities	396,866	249,066
Deferred income taxes	106,629	166,091
Other long-term liabilities	45,506	49,494
Total liabilities	635,879	589,212
See commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 104,033,175 and 103,688,071 shares issued at February 28, 2026, and August 30, 2025, respectively	1,040	1,037
Treasury stock, 13,548,075 shares and 3,957,571 shares at cost at February 28, 2026, and August 30, 2025, respectively	(319,397)	(129,337)
Additional paid-in-capital	1,353,320	1,346,687
Retained earnings	456,450	590,879
Accumulated other comprehensive loss	(1,588)	(2,433)
Total stockholders’ equity	1,489,825	1,806,833
Total liabilities and stockholders’ equity	$2,125,704	$2,396,045

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Net sales	$326,013	$359,655	$666,211	$700,923
Cost of goods sold	222,980	229,518	453,278	440,300
Gross profit	103,033	130,137	212,933	260,623

Operating expenses:
Selling and marketing	28,167	35,078	57,844	68,072
General and administrative	34,875	36,013	72,881	74,077
Depreciation and amortization	4,309	4,148	8,942	8,308
Business transaction costs	—	177	—	820
Loss on impairment	249,000	—	249,000	—
Total operating expenses	316,351	75,416	388,667	151,277

(Loss) income from operations	(213,318)	54,721	(175,734)	109,346

Other income (expense):
Interest income	880	701	1,379	1,477
Interest expense	(5,833)	(6,338)	(10,119)	(14,199)
Gain (loss) on foreign currency transactions	190	(125)	133	(5)
Other income	60	19	136	34
Total other (expense)	(4,703)	(5,743)	(8,471)	(12,693)

(Loss) income before income taxes	(218,021)	48,978	(184,205)	96,653
Income tax (benefit) expense	(58,323)	12,231	(49,776)	21,784
Net (loss) income	$(159,698)	$36,747	$(134,429)	$74,869

Other comprehensive income:
Foreign currency translation, net of reclassification adjustments	1,067	(426)	845	(813)
Comprehensive (loss) income	$(158,631)	$36,321	$(133,584)	$74,056

(Loss) earnings per share from net (loss) income:
Basic	$(1.73)	$0.36	$(1.41)	$0.74
Diluted	$(1.73)	$0.36	$(1.41)	$0.74
Weighted average shares outstanding:
Basic	92,343,383	101,040,501	95,546,361	100,724,155
Diluted	92,343,383	101,821,229	95,546,361	101,674,934

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025
Operating activities
Net (loss) income	$(134,429)	$74,869
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,069	10,135
Amortization of deferred financing costs and debt discount	319	951
Stock compensation expense	7,627	8,792
Loss on impairment	249,000	—
Estimated credit losses	65	101
Unrealized (gain) loss on foreign currency transactions	(133)	5
Deferred income taxes	(59,462)	6,440
Amortization of operating lease right-of-use asset	2,978	3,369
Other	3,187	168
Changes in operating assets and liabilities:
Accounts receivable, net	41,744	(7,028)
Inventories	(25,401)	(22,445)
Prepaid expenses	1,868	(4,189)
Other current assets	2,577	(987)
Accounts payable	(11,200)	16,566
Accrued interest	19	(206)
Accrued expenses and other current liabilities	(28,454)	(19,470)
Other assets and liabilities	(4,180)	(3,804)
Net cash provided by operating activities	58,194	63,267

Investing activities
Purchases of property and equipment	(7,633)	(802)
Acquisition of business, net of cash acquired	—	1,713
Investments in intangible and other assets	—	(911)
Net cash used in investing activities	(7,633)	—

Financing activities
Proceeds from option exercises	1,056	10,136
Tax payments related to issuance of restricted stock units and performance stock units	(2,047)	(2,522)
Repurchase of common stock	(188,181)	—
Principal payments of long-term debt	—	(100,000)
Proceeds from issuance of long-term debt	150,000	—
Deferred financing costs	(2,632)	—
Net cash used in financing activities	(41,804)	(92,386)

Cash and cash equivalents
Net increase (decrease) in cash	8,757	(29,119)
Effect of exchange rate on cash	219	271
Cash at beginning of period	98,468	132,530
Cash and cash equivalents at end of period	$107,444	$103,682

	Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025
Supplemental disclosures of cash flow information
Cash paid for interest	$9,781	$13,454
Cash paid for taxes	$13,244	$19,122
Non-cash investing and financing transactions
Non-cash credits for repayment of note receivable	$140	$353
Non-cash additions to property and equipment	$263	$—
Non-cash additions to intangible assets	$—	$32

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 30, 2025	103,688,071	$1,037	3,957,571	$(129,337)	$1,346,687	$590,879	$(2,433)	$1,806,833
Net income	—	—	—	—	—	25,269	—	25,269
Stock-based compensation	—	—	—	—	3,083	—	—	3,083
Foreign currency translation adjustments	—	—	—	—	—	—	(222)	(222)
Repurchase of common stock	—	—	4,983,514	(100,689)	—	—	—	(100,689)
Shares issued upon vesting of restricted stock units and performance stock units	164,184	1	—	—	(1,215)	—	—	(1,214)
Exercise of options to purchase common stock	88,000	1	—	—	1,055	—	—	1,056
Balance at November 29, 2025	103,940,255	$1,039	8,941,085	$(230,026)	$1,349,610	$616,148	$(2,655)	$1,734,116
Net (loss) income	—	—	—	—	—	(159,698)	—	(159,698)
Stock-based compensation	—	—	—	—	4,544	—	—	4,544
Foreign currency translation adjustments	—	—	—	—	—	—	1,067	1,067
Repurchase of common stock	—	—	4,606,990	(89,371)	—	—	—	(89,371)
Shares issued upon vesting of restricted stock units	92,920	1	—	—	(834)	—	—	(833)
Balance at February 28, 2026	104,033,175	$1,040	13,548,075	$(319,397)	$1,353,320	$456,450	$(1,588)	$1,489,825

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 31, 2024	102,515,315	$1,025	2,365,100	$(78,451)	$1,319,686	$487,265	$(2,039)	$1,727,486
Net income	—	—	—	—	—	38,122	—	38,122
Stock-based compensation	—	—	—	—	3,654	—	—	3,654
Foreign currency translation adjustments	—	—	—	—	—	—	(387)	(387)
Shares issued upon vesting of restricted stock units and performance stock units	164,093	2	—	—	(2,317)	—	—	(2,315)
Exercise of options to purchase common stock	713,751	7	—	—	9,977	—	—	9,984
Balance at November 30, 2024	103,393,159	$1,034	2,365,100	$(78,451)	$1,331,000	$525,387	$(2,426)	$1,776,544
Net income	—	—	—	—	—	36,747	—	36,747
Stock-based compensation	—	—	—	—	4,947	—	—	4,947
Foreign currency translation adjustments	—	—	—	—	—	—	(426)	(426)
Shares issued upon vesting of restricted stock units	18,229	—	—	—	(207)	—	—	(207)
Exercise of options to purchase common stock	3,914	—	—	—	152	—	—	152
Balance at March 1, 2025	103,415,302	$1,034	2,365,100	$(78,451)	$1,335,892	$562,134	$(2,852)	$1,817,757

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which improves the navigability of required interim disclosures, clarifies interim disclosure requirements, and requires entities to disclose events since the end of the last annual reporting period that have had a material effect on the entity. The amendments are effective for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied either (1) prospectively, or (2) retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

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

3. Revenue Recognition

Revenue from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and brands:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
North America (1)
Atkins	$79,717	$108,650	$169,987	$216,818
Quest	211,442	210,771	421,785	402,708
OWYN	28,135	33,806	59,317	66,060
Total North America	319,294	353,227	651,089	685,586
International	6,719	6,428	15,122	15,337
Total net sales	$326,013	$359,655	$666,211	$700,923
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

Charges related to credit losses on accounts receivable from transactions with external customers were immaterial and $0.1 million for the thirteen and twenty-six weeks ended February 28, 2026, respectively. Charges related to credit losses on accounts receivable from transactions with external customers were $(0.6) million and $0.1 million for the thirteen and twenty-six weeks ended March 1, 2025, respectively. As of both February 28, 2026, and August 30, 2025, the allowance for credit losses related to accounts receivable were $0.9 million.

4. Goodwill and Intangibles

As of February 28, 2026, and August 30, 2025, Goodwill in the Consolidated Balance Sheets was $590.0 million. As a result of the sustained decline in the Company’s share price, declines in the Company’s market capitalization, and updated future revenue projections assessed during the second quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of the goodwill reporting unit was less than its carrying amount. The Company conducted a quantitative interim goodwill assessment as of the last day of its second quarter, February 28, 2026, utilizing a weighted combination of the discounted cash flow method under the income approach and the guideline public company method under the market approach to estimate the fair value of the equity of the Company. Based on testing, the fair value was greater than its carrying value, resulting in no impairment charges related to goodwill during the thirteen and twenty-six weeks ended February 28, 2026, or since the inception of the Company.

Intangible assets, net in the Consolidated Balance Sheets consists of the following:

				February 28, 2026
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$893,000	$—	$893,000
Intangible assets with finite lives:
Customer relationships	15 years			194,500	84,621	109,879
Licensing agreements	10 years			16,072	15,195	877
Proprietary recipes and formulas	7 years			7,000	7,000	—
Software and website development costs	3	-	5 years	6,641	5,634	1,007
				$1,117,213	$112,450	$1,004,763

				August 30, 2025
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$1,142,000	$—	$1,142,000
Intangible assets with finite lives:
Customer relationships	15 years			194,500	78,138	116,362
Licensing agreements	10 years			16,072	14,319	1,753
Proprietary recipes and formulas	7 years			7,000	7,000	—
Software and website development costs	3	-	5 years	6,641	5,153	1,488
				$1,366,213	$104,610	$1,261,603

Changes in Intangible assets, net during the twenty-six weeks ended February 28, 2026, were primarily related to the impairment of both the OWYN and Atkins brands and trademarks indefinite-lived intangible assets, and recurring amortization expense. Amortization expense related to intangible assets was $3.9 million and $7.8 million for the thirteen and twenty-six weeks ended February 28, 2026. Amortization expense related to intangible assets was $3.7 million and $7.5 million for the thirteen and twenty-six weeks ended March 1, 2025. There were no impairment charges related to its finite-lived intangible assets during the twenty-six weeks ended February 28, 2026, and March 1, 2025.

As a result of the declines of net sales and future revenue projections assessed during the second quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of both the OWYN and Atkins brands and trademarks indefinite-lived intangible assets were less than their respective carrying amounts. The Company conducted a quantitative assessment as of the last day of its second quarter, February 28, 2026, utilizing an income approach to estimate the fair value of the intangible assets. Based on testing, the respective assets carrying values exceeded their fair values, resulting in a loss on impairment of $187.0 million for OWYN and $62.0 million for Atkins during the thirteen weeks ended February 28, 2026. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the twenty-six weeks ended March 1, 2025.

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

Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2026	$7,759
2027	13,575
2028	12,967
2029	12,967
2030	12,967
2031 and thereafter	51,528
Total	$111,763

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

In connection with the closing of the 2026 Incremental Facility Amendment, the Company expensed $2.7 million of non-deferrable third-party costs through General and administrative within the Consolidated Statements of Operations and Comprehensive Income (Loss) and capitalized $2.6 million of upfront lender fees (original issue discount) and third-party financing costs.

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

The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all covenants as of February 28, 2026, and August 30, 2025, respectively.

Long-term debt consists of the following:

(In thousands)	February 28, 2026	August 30, 2025
Term Facility (effective rate of 5.7% at February 28, 2026)	$400,000	$250,000
Less: Deferred financing fees	3,134	934
Long-term debt, net of deferred financing fees	$396,866	$249,066

The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended February 28, 2026. The outstanding balance of the Term Facility is due upon its maturity in March 2030.

As of February 28, 2026, the Company had letters of credit in the amount of $0.8 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support two of the Company’s leased buildings. No amounts were drawn against these letters of credit as of February 28, 2026.

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of February 28, 2026, and August 30, 2025, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

Components of the balance sheet such as accounts receivable, cash and cash equivalents, and others approximate fair value as of February 28, 2026.

7. Income Taxes

The tax expense and the effective tax rate resulting from operations were as follows:

	Twenty-Six Weeks Ended
(In thousands)	February 28, 2026	March 1, 2025
(Loss) income before income taxes	$(184,205)	$96,653
(Benefit) provision for income taxes	$(49,776)	$21,784
Effective tax rate	27.0%	22.5%

The effective tax rate for the twenty-six weeks ended February 28, 2026 was 4.5% higher than the effective tax rate for the twenty-six weeks ended March 1, 2025, which was primarily due to the absence of excess tax benefits from stock option exercises recognized in the prior-year period and a tax benefit related to the wind-down of operations at the Company’s legacy Canadian subsidiary.

8. Leases

The Company generally leases office space and distribution centers in the United States through operating lease agreements. As of February 28, 2026, the Company had no finance lease agreements. Our leases have remaining lease terms up to 7 years and most include an option to renew for additional terms.

The Company’s lease costs recognized in the Consolidated Statement of Operations consist of the following:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	Statements of Operations Caption	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$2,304	$2,210	$4,608	$4,419
Variable lease cost (1)	Cost of goods sold and General and administrative	1,100	1,200	2,374	2,058
Total operating lease cost		3,404	3,410	6,982	6,477

Total lease cost		$3,404	$3,410	$6,982	$6,477
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

The right-of-use assets and corresponding liabilities related to operating are as follows:

(In thousands)	Balance Sheets Caption	February 28, 2026	August 30, 2025
Assets
Operating lease right-of-use assets	Other long-term assets	$41,140	$44,118
Total lease assets		$41,140	$44,118
Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$7,474	$5,867
Long-term:
Operating lease liabilities	Other long-term liabilities	45,506	49,494
Total lease liabilities		$52,980	$55,361

Future maturities of lease liabilities as of February 28, 2026, were as follows:

(In thousands)	Operating Leases
Fiscal year ending:
Remainder of 2026	$5,037
2027	10,927
2028	10,388
2029	10,438
2030	10,549
Thereafter	16,146
Total lease payments	63,485
Less: Interest	(10,505)
Present value of lease liabilities	$52,980

The weighted-average remaining lease terms and weighted-average discount rates for operating leases were as follows:

	February 28, 2026	August 30, 2025
Weighted-average remaining lease term (in years)
Operating leases	5.82	6.31
Weighted-average discount rate
Operating leases	6.0%	6.0%

Supplemental and other information related to operating leases was as follows:

	Twenty-Six Weeks Ended
(In thousands)	February 28, 2026	March 1, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,314	$5,101

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

Other

The Company enters into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Quest, Atkins, and OWYN brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of contracts in place and achievement of performance conditions as of February 28, 2026, the Company will be required to make payments of $0.1 million over the next year.

10. Stockholders’ Equity

Stock Repurchase Program

The Company adopted a stock repurchase program in November 2018. On January 6, 2026, the Company announced that its Board of Directors approved a $200.0 million repurchase authorization under its stock repurchase program (the “Current Authorization”). Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The stock repurchase program may be suspended or discontinued at any time by the Company and does not have an expiration date.

During the thirteen weeks ended February 28, 2026, the Company repurchased 4,606,990 shares of common stock at an average price of $19.21 per share, inclusive of commissions and exclusive of accrued excise tax. During the twenty-six weeks ended February 28, 2026, the Company repurchased 9,590,504 shares of common stock at an average price of $19.62 per share, inclusive of commissions and exclusive of accrued excise tax. The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on the net amount of share repurchases. The Company did not repurchase any shares of common stock during the thirteen and twenty-six weeks ended March 1, 2025. As of February 28, 2026, approximately $182.5 million remained available under the Current Authorization.

11. Earnings Per Share

Basic earnings or loss per share is based on the weighted average number of common shares issued and outstanding. In computing diluted earnings per share, basic earnings per share is adjusted for the assumed issuance of all potentially dilutive securities, including the Company’s (i) employee stock options and (ii) non-vested restricted stock units and performance stock units (collectively, the “Stock Units”).

In periods in which the Company has a net loss, diluted loss per share is based on the basis of basic weighted average number of common shares issued and outstanding as the effect of including common stock equivalents outstanding would be anti-dilutive. As the Company was in a net loss position for the thirteen and twenty-six weeks ended February 28, 2026, 0.2 million and 0.3 million shares of common stock issuable upon exercise of stock options and non-vested Stock Units, respectively, were excluded from the diluted earnings per share computation.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except per share data)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Basic (loss) earnings per share computation:
Numerator:
Net (loss) income available to common stockholders	$(159,698)	$36,747	$(134,429)	$74,869
Denominator:
Weighted average common shares outstanding - basic	92,343,383	101,040,501	95,546,361	100,724,155
Basic (loss) earnings per share from net (loss) income	$(1.73)	$0.36	$(1.41)	$0.74

Diluted earnings per share computation:
Numerator:
Net (loss) income available for common stockholders	$(159,698)	$36,747	$(134,429)	$74,869
Numerator for diluted (loss) earnings per share	$(159,698)	$36,747	$(134,429)	$74,869
Denominator:
Weighted average common shares outstanding - basic	92,343,383	101,040,501	95,546,361	100,724,155
Employee stock options	—	643,584	—	777,751
Non-vested stock units	—	137,144	—	173,028
Weighted average common shares - diluted	92,343,383	101,821,229	95,546,361	101,674,934
Diluted (loss) earnings per share from net (loss) income	$(1.73)	$0.36	$(1.41)	$0.74

Diluted earnings per share calculations for the thirteen and twenty-six week periods ended February 28, 2026, excluded 2.4 million and 1.7 million shares of common stock issuable upon exercise of stock options and non-vested Stock Units, respectively, that would have been anti-dilutive. Diluted earnings per share calculations for the thirteen and twenty-six week periods ended March 1, 2025, excluded 0.4 million and 0.7 million shares of common stock issuable upon exercise of stock options and non-vested Stock Units, respectively, that would have been anti-dilutive.

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

The Company recorded stock-based compensation expense of $4.5 million and $4.9 million in the thirteen weeks ended February 28, 2026, and March 1, 2025, respectively, and $7.6 million and $8.8 million during the twenty-six weeks ended February 28, 2026, and March 1, 2025, respectively. The thirteen and twenty-six weeks ended February 28, 2026 are inclusive of the recognition of $1.0 million of stock-based compensation expense in connection with the separation of the Company’s prior President and Chief Executive Officer in January 2026.

In January 2026, the Company’s stockholders approved The Simply Good Foods Company Incentive Plan (the “Incentive Plan”), which replaced the 2017 Omnibus Incentive Plan (the “Prior Plan”). The purpose of the Incentive Plan is to assist the Company to attract, retain, and motivate officers and employees of, consultants to, and non-employee directors providing services to, the Company and to promote the success of the Company’s business by providing these participating individuals with a proprietary interest in the Company’s performance.

President and Chief Executive Officer Stock Inducement Award

In connection with the hiring of the Company’s President and Chief Executive Officer on January 19, 2026, the Board of Directors granted a stock option exercisable for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $20.93 per share (the “CEO Stock Option Inducement Award”). This stock option is considered an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the underlying shares were authorized outside of the Incentive Plan and the Prior Plan in connection with the commencement of the new President and Chief Executive Officer’s employment. The CEO Stock Option Inducement Grant has a term that expires on January 19, 2034, and vests in three substantially equal installments on the anniversary of the grant date beginning January 19, 2027. The fair value of the Inducement Grant was $7.38 per share and was computed using the Black-Scholes Option Pricing Model.

Stock Options

The following table summarizes stock option activity, inclusive of the CEO Stock Option Inducement Award, for the twenty-six weeks ended February 28, 2026:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 30, 2025	1,476,243	$25.44	4.61
Granted	2,059,311	20.93
Exercised	(88,000)	12.00
Forfeited	(8,632)	32.99
Outstanding as of February 28, 2026	3,438,922	$23.06	6.45
Vested and expected to vest as of February 28, 2026	3,438,922	$23.06	6.45
Exercisable as of February 28, 2026	1,339,698	$25.96	4.07

As of February 28, 2026, the Company had $14.9 million of total unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.9 years. During the twenty-six weeks ended February 28, 2026, and March 1, 2025, the Company received $1.1 million and $10.1 million in cash from stock option exercises, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the twenty-six weeks ended February 28, 2026:

	Units	Weighted average grant-date fair value
Non-vested as of August 30, 2025	639,015	$36.14
Granted	557,554	20.29
Vested	(301,786)	32.63
Forfeited	(87,211)	31.56
Non-vested as of February 28, 2026	807,572	$27.01

As of February 28, 2026, the Company had $15.7 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 2.0 years.

Performance Stock Units

During the twenty-six weeks ended February 28, 2026, the Board of Directors granted performance stock units under the Company’s Incentive Plan and Prior Plan. The number of shares issuable as a result of grants of performance stock units is determined based on market-based criteria, performance-based criteria, or a combination of market-based criteria and performance-based criteria. The number of shares may be increased or decreased based on the results of these metrics in accordance with the terms established at the date of grant.

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

The following table summarizes performance stock unit activity for the twenty-six weeks ended February 28, 2026:

	Units	Weighted average grant-date fair value
Non-vested as of August 30, 2025	278,193	$52.66
Granted	290,348	23.92
Vested	(56,651)	62.55
Forfeited	(158,294)	37.37
Non-vested as of February 28, 2026	353,596	$34.32

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

	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025
Expected volatility	29.96%	31.38%
Expected dividend yield	—%	—%
Expected performance term	2.93	2.93
Risk-free rate of return	3.54%	4.14%
Fair value	$22.22	$54.41

As of February 28, 2026, the Company had $5.6 million of total unrecognized compensation cost related to performance stock units that will be recognized over an expected weighted average period of 2.2 years.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the Company’s common stock price and are awarded to non-employee consultants of the Company. The SARs settle in shares of its common stock once the applicable vesting criteria have been met. The SARs outstanding as of February 28, 2026, cliff vested two years from the date of grant and must be exercised within five years from the date of grant.

The following table summarizes SARs activity for the twenty-six weeks ended February 28, 2026:

	Shares underlying SARs	Weighted average exercise price
Outstanding as of August 30, 2025	150,000	$37.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of February 28, 2026	150,000	$37.67
Vested as of February 28, 2026	150,000	$37.67
Exercisable as of February 28, 2026	150,000	$37.67

The SARs outstanding as of the twenty-six weeks ended February 28, 2026, are liability-classified; therefore, the related stock-based compensation expense is based on the vesting provisions and the fair value of the awards.

13. Segment Information

The Company has completed its efforts to fully integrate its operations and organizational structure after the OWYN Acquisition. As of February 28, 2026, the Company determined its operations are organized into one consolidated operating segment and reportable segment, represented by the Company’s consolidated financial statements. Previously, as of March 1, 2025, the Company’s operations were organized into two operating segments, Quest and Atkins, and OWYN, which were aggregated into one reportable segment due to similar financial, economic and operating characteristics.

The Chief Operating Decision Maker (“CODM”) is the President and Chief Executive Officer (“CEO”). The CODM regularly reviews consolidated segment performance including net sales, significant expenses, net income, Adjusted EBITDA, budget to actual variance analysis, as well as other key metrics. The CODM uses net income as the measure of profitability to assess segment performance and allocate resources. The accounting policies of the segment are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following table summarizes our segment net sales, significant expenses, and net income for the thirteen and twenty-six week periods ended February 28, 2026, and March 1, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Net sales	$326,013	$359,655	$666,211	$700,923
Cost of goods sold	222,980	229,518	453,278	440,300
Operating expenses:
Selling and marketing	28,167	35,078	57,844	68,072
General and administrative	34,875	36,013	72,881	74,077
Depreciation and amortization	4,309	4,148	8,942	8,308
Business transaction costs	—	177	—	820
Loss on impairment	249,000	—	249,000	—
Other income (expense)	(4,703)	(5,743)	(8,471)	(12,693)
Income tax (benefit) expense	(58,323)	12,231	(49,776)	21,784
Net (loss) income	$(159,698)	$36,747	$(134,429)	$74,869

14. Restructuring and Other

For the twenty-six weeks ended February 28, 2026, the Company incurred $4.5 million of costs for restructuring activities which have been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Changes to the restructuring liability during twenty-six weeks ended February 28, 2026 were as follows:

(in thousands)	Termination benefits, severance and other	Total Liability
Balance as of August 30, 2025	$—	$—
Charges	4,524	4,524
Cash payments	(3,462)	(3,462)
Non-cash settlements or adjustments	—	—
Balance as of February 28, 2026	$1,062	$1,062

The Company has also announced certain future restructuring activities in conjunction with the implementation of the Company’s modified organization design and actions to streamline its operations, which will create a more efficient organization that will continue to support and build its business. These restructuring plans primarily include workforce reductions, changes in management structure, actions to streamline its operations and other cost savings initiatives. While early in the process, the Company expects to incur approximately $15.0 million, including the $4.5 million referenced above, in restructuring and other costs, which are to be paid throughout fiscal 2026 and fiscal 2027.

In connection with the restructuring activities the Company recorded incremental stock-based compensation expense of $1.0 million in connection with the separation of the Company’s prior President and Chief Executive Officer in January 2026. Refer to Note 12, Omnibus Incentive Plan, of our Notes to Unaudited Consolidated Financial Statements in this Report for additional information.

The one-time termination benefits and employee severance costs to be incurred in relation to these restructuring activities are accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations, and ASC Topic 712, Compensation-Nonretirement Post employment Benefits, respectively. The Company recognizes a liability and the related expense for these restructuring costs when the liability is incurred and can be measured. Restructuring accruals are based upon management estimates at the time and can change depending upon changes in facts and circumstances subsequent to the date the original liability was recorded.

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

The Simply Good Foods Company (“Simply Good Foods”) was formed in March 2017 to acquire NCP-ATK Holdings, Inc. (“Atkins”), which was completed in July 2017. As part of Simply Good Foods’ strategy to become an industry-leading snacking platform, we acquired Quest Nutrition, LLC (“Quest”) in November 2019 and we acquired Only What You Need, Inc. in June 2024. We refer to the acquisition of Quest Nutrition, LLC as the “Quest Acquisition” and the acquisition of Only What You Need, Inc. as the “OWYN Acquisition”.

Business Trends

During the twenty-six weeks ended February 28, 2026, our results of operations were primarily driven by continued distribution-related declines for Atkins and recent velocity-related declines for OWYN, which were partially offset by Quest volume-driven growth. In recent periods, retail distribution for the Atkins brand has been under pressure. The Atkins brand has had, and continues to have, a large retail presence on-shelf, which is being reduced in the current fiscal year and could be reduced in future periods. In response, during the current fiscal year, we are taking actions to bolster the highest performing Atkins products and simultaneously working with retailers to replace lower performing Atkins products with higher performing products. In the second quarter of fiscal year 2026, OWYN experienced poor velocities, including on newly expanded distribution, which will result in distribution-related declines in the current fiscal year and could continue to be reduced in future periods. In response, the Company is taking actions to increase consumer demand to restore velocities and growth for the brand.

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

The ongoing conflict in Iran and geopolitical tensions in the region could lead to significant disruption of global energy supplies and increases in global energy prices, adversely affect global supply chains, heighten inflationary pressures on our input costs and supply chain, and adversely affect consumer spending patterns. We are continuing to evaluate the evolving macroeconomic environment, however at this time we do not expect these factors to result in a material negative effect on our business, financial condition and results of operations.

Intangible Assets

As a result of the declines of net sales and future revenue projections assessed during the second quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of both the OWYN and Atkins brands and trademarks indefinite-lived intangible assets were less than their respective carrying amounts. The Company conducted a quantitative assessment as of the last day of its second quarter, February 28, 2026, utilizing an income approach to estimate the fair value of the intangible assets. Based on testing, the respective assets carrying values exceeded their fair values, resulting in a loss on impairment of $187.0 million for OWYN and $62.0 million for Atkins during the thirteen weeks ended February 28, 2026. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the twenty-six weeks ended March 1, 2025.

We believe the estimates and assumptions utilized in our impairment assessments are reasonable and are comparable to those that would be used by other marketplace participants. However, actual events and results could differ substantially from those utilized in our initial valuations. Significant declines of future revenue projections or changes of other assumptions used in estimating fair values versus those utilized at the time of the initial valuations could result in impairment charges that could materially affect the consolidated financial statements. Refer to Note 4, Goodwill and Intangibles, of our Notes to Unaudited Consolidated Financial Statements in this Report for additional information regarding the Company’s impairment assessments.

Restructuring and Other

For the twenty-six weeks ended February 28, 2026, the Company incurred $4.5 million of costs for restructuring activities which have been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income (Loss). As of February 28, 2026, the outstanding restructuring liability was $1.1 million. Refer to Note 14, Restructuring and Other, of our Notes to Unaudited Consolidated Financial Statements in this Report for additional information regarding restructuring and other activities.

The Company has also announced certain future restructuring activities in conjunction with the implementation of the Company’s modified organization design and actions to streamline its operations, which will create a more efficient organization that will continue to support and build its business. These restructuring plans primarily include workforce reductions, changes in management structure, actions to streamline its operations and other cost savings initiatives. While early in the process, the Company expects to incur approximately $15.0 million, including the $4.5 million referenced above, in restructuring and other costs, which are to be paid throughout fiscal 2026 and fiscal 2027.

In connection with the restructuring activities, the Company recorded incremental stock-based compensation expense of $1.0 million in connection with the separation of the Company’s prior President and Chief Executive Officer in January 2026. Refer to Note 12, Omnibus Incentive Plan, of our Notes to Unaudited Consolidated Financial Statements in this Report for additional information.

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
•General and administrative. General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support our business, including employee compensation, stock-based compensation, professional services, integration expense, restructuring costs, insurance and other general corporate expenses.
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
•Loss on impairment. Loss on impairment is comprised of impairment charges related to our brands and trademarks indefinite-lived intangible asset.
Results of Operations

During the thirteen weeks ended February 28, 2026, our net sales decreased 9.4% to $326.0 million compared to $359.7 million for the thirteen weeks ended March 1, 2025, driven by distribution-related declines for Atkins and velocity-related declines for OWYN.

Gross profit decreased and gross profit margin decreased 460 basis points, primarily as a result of unfavorable commodity expenses and tariffs compared to the prior period. We expect to continue building on our existing capabilities and strengthening the position of our brands in the marketplace, and will continue to invest in our business and improve our operating efficiencies.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended February 28, 2026, and the Thirteen Weeks Ended March 1, 2025

The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income (Loss), including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	February 28, 2026	% of Net Sales	March 1, 2025	% of Net Sales
Net sales	$326,013	100.0%	$359,655	100.0%
Cost of goods sold	222,980	68.4%	229,518	63.8%
Gross profit	103,033	31.6%	130,137	36.2%

Operating expenses:
Selling and marketing	28,167	8.6%	35,078	9.8%
General and administrative	34,875	10.7%	36,013	10.0%
Depreciation and amortization	4,309	1.3%	4,148	1.2%
Business transaction costs	—	—%	177	—%
Loss on impairment	249,000	76.4%	—	—%
Total operating expenses	316,351	97.0%	75,416	21.0%

(Loss) income from operations	(213,318)	(65.4)%	54,721	15.2%

Other income (expense):
Interest income	880	0.3%	701	0.2%
Interest expense	(5,833)	(1.8)%	(6,338)	(1.8)%
Gain (loss) on foreign currency transactions	190	0.1%	(125)	—%
Other income	60	—%	19	—%
Total other (expense)	(4,703)	(1.4)%	(5,743)	(1.6)%

(Loss) income before income taxes	(218,021)	(66.9)%	48,978	13.6%
Income tax (benefit) expense	(58,323)	(17.9)%	12,231	3.4%
Net (loss) income	$(159,698)	(49.0)%	$36,747	10.2%

Other financial data:
Adjusted EBITDA (1)	$55,510	17.0%	$68,001	18.9%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Net sales. Net sales were $326.0 million for the thirteen weeks ended February 28, 2026, compared to $359.7 million for the thirteen weeks ended March 1, 2025, representing a decrease of $33.6 million, or 9.4%, driven by distribution-related declines for Atkins and velocity-related declines for OWYN.

Cost of goods sold. Cost of goods sold decreased $6.5 million, or 2.8%, for the thirteen weeks ended February 28, 2026, compared to the thirteen weeks ended March 1, 2025. The cost of goods sold decrease was driven primarily by the decrease of net sales compared to the prior year period.

Gross profit. Gross profit decreased $27.1 million, or 20.8%, to $103.0 million for the thirteen weeks ended February 28, 2026, compared to the thirteen weeks ended March 1, 2025. Gross profit margin was 31.6% of net sales for the thirteen weeks ended February 28, 2026, a decrease of 460 basis points from 36.2% of net sales for the thirteen weeks ended March 1, 2025. The decrease in gross profit margin was primarily driven by unfavorable commodity expenses compared to the prior year period.

Operating expenses. Operating expenses increased $240.9 million, or 319.5%, for the thirteen weeks ended February 28, 2026, compared to the thirteen weeks ended March 1, 2025, due to the following:

•Selling and marketing. Selling and marketing expenses decreased $6.9 million, or 19.7%, for the thirteen weeks ended February 28, 2026, compared to the thirteen weeks ended March 1, 2025. The decrease was primarily related to a planned decrease in Atkins marketing spend partially offset by increases for Quest.

•General and administrative. General and administrative expenses decreased $1.1 million, or 3.2%, for the thirteen weeks ended February 28, 2026, compared to the thirteen weeks ended March 1, 2025. The decrease was primarily attributable to a decrease of $3.8 million in employee-related costs, a decrease of $1.2 million in integration expenses related to the OWYN Acquisition, and a decrease of $0.5 million in term loan transaction fees, partially offset by an increase of $4.5 million in restructuring costs primarily related to the separation of the Company’s prior President and Chief Executive Officer.
•Depreciation and amortization. Depreciation and amortization expense was $4.3 million for the thirteen weeks ended February 28, 2026, and $4.1 million for the thirteen weeks ended March 1, 2025, respectively.
•Business transaction costs. Business transaction costs were zero for the thirteen weeks ended February 28, 2026, compared to $0.2 million for the thirteen weeks ended March 1, 2025, and were comprised of expenses related to the OWYN Acquisition.
•Loss on impairment. Loss on impairment charges were $249.0 million for the thirteen weeks ended February 28, 2026 and zero for the thirteen weeks ended March 1, 2025. Refer to Note 4, Goodwill and Intangibles, for additional information regarding the Company’s impairment assessments.
Interest income. Interest income of $0.9 million increased $0.2 million for the thirteen weeks ended February 28, 2026, compared to the thirteen weeks ended March 1, 2025.

Interest expense. Interest expense of $5.8 million decreased $0.5 million for the thirteen weeks ended February 28, 2026, compared to the thirteen weeks ended March 1, 2025, primarily due to the decrease in interest rates on our Term Facility to 5.7% as of February 28, 2026 from 6.3% as of March 1, 2025.

Gain (loss) on foreign currency transactions. Foreign currency transactions resulted in a $0.2 million gain for the thirteen weeks ended February 28, 2026, and a $0.1 million loss for the thirteen weeks ended March 1, 2025.

Income tax (benefit) expense. Income tax benefit was $58.3 million for the thirteen weeks ended February 28, 2026, compared to income tax expense of $12.2 million during the thirteen weeks ended March 1, 2025. The change in our income tax (benefit) expense was primarily driven by lower income from operations, primarily the loss on impairment.

Net (loss) income. Net loss was $159.7 million for the thirteen weeks ended February 28, 2026, a decrease of $196.4 million, compared to net income of $36.7 million for the thirteen weeks ended March 1, 2025. Net loss was primarily driven by higher operating expenses, primarily the loss on impairment, and was partially offset by lower income tax (benefit) expense and other expense.

Adjusted EBITDA. Adjusted EBITDA decreased $12.5 million, or 18.4%, for the thirteen weeks ended February 28, 2026, compared to the thirteen weeks ended March 1, 2025, driven primarily by lower gross profit. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Comparison of Unaudited Results for the Twenty-Six Weeks Ended February 28, 2026, and the Twenty-Six Weeks Ended March 1, 2025

The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income (Loss), including information presented as a percentage of net sales:

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	February 28, 2026	% of Net Sales	March 1, 2025	% of Net Sales
Net sales	$666,211	100.0%	$700,923	100.0%
Cost of goods sold	453,278	68.0%	440,300	62.8%
Gross profit	212,933	32.0%	260,623	37.2%

Operating expenses:
Selling and marketing	57,844	8.7%	68,072	9.7%
General and administrative	72,881	10.9%	74,077	10.6%
Depreciation and amortization	8,942	1.3%	8,308	1.2%
Business transaction costs	—	—%	820	0.1%
Loss on impairment	249,000	37.4%	—	—%
Total operating expenses	388,667	58.3%	151,277	21.6%

(Loss) income from operations	(175,734)	(26.4)%	109,346	15.6%

Other income (expense):
Interest income	1,379	0.2%	1,477	0.2%
Interest expense	(10,119)	(1.5)%	(14,199)	(2.0)%
Gain (loss) on foreign currency transactions	133	—%	(5)	—%
Other income	136	—%	34	—%
Total other (expense)	(8,471)	(1.3)%	(12,693)	(1.8)%

Income before income taxes	(184,205)	(27.6)%	96,653	13.8%
Income tax (benefit) expense	(49,776)	(7.5)%	21,784	3.1%
Net (loss) income	$(134,429)	(20.2)%	$74,869	10.7%

Other financial data:
Adjusted EBITDA (1)	$111,134	16.7%	$138,069	19.7%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Net sales. Net sales were $666.2 million for the twenty-six weeks ended February 28, 2026, compared to $700.9 million for the twenty-six weeks ended March 1, 2025, representing a decrease of $34.7 million, or 5.0%, driven by the distribution-related declines for Atkins and velocity-related declines for OWYN, which were partially offset by Quest volume-driven growth.

Cost of goods sold. Cost of goods sold increased $13.0 million, or 2.9%, for the twenty-six weeks ended February 28, 2026, compared to the twenty-six weeks ended March 1, 2025. The cost of goods sold increase was driven primarily by higher ingredient and packaging costs compared to the prior year period.

Gross profit. Gross profit decreased $47.7 million, or 18.3%, to $212.9 million for the twenty-six weeks ended February 28, 2026, compared to the twenty-six weeks ended March 1, 2025. Gross profit margin was 32.0% of net sales for the twenty-six weeks ended February 28, 2026, a decline of 520 basis points from 37.2% of net sales for the twenty-six weeks ended March 1, 2025. The decline in gross profit margin was primarily driven by unfavorable commodity expenses compared to the prior year period.

Operating expenses. Operating expenses increased $237.4 million, or 156.9%, for the twenty-six weeks ended February 28, 2026, compared to the twenty-six weeks ended March 1, 2025, due to the following:

•Selling and marketing. Selling and marketing expenses decreased $10.2 million, or 15.0%, for the twenty-six weeks ended February 28, 2026, compared to the twenty-six weeks ended March 1, 2025 The decrease was primarily related to a planned decrease in Atkins marketing spend partially offset by increases for Quest.

•General and administrative. General and administrative expenses decreased $1.2 million, or 1.6%, for the twenty-six weeks ended February 28, 2026, compared to the twenty-six weeks ended March 1, 2025. The decrease was primarily attributable to a decrease of $3.6 million in employee-related costs, a decrease of $2.8 million in integration expenses related to the OWYN Acquisition, and lower general corporate expenses, partially offset by an increase of $4.5 million in restructuring costs primarily related to the separation of the Company’s prior President and Chief Executive Officer, and an increase of $2.3 million in term loan transaction fees.
•Depreciation and amortization. Depreciation and amortization expense was $8.9 million and $8.3 million for the twenty-six weeks ended February 28, 2026, compared to the twenty-six weeks ended March 1, 2025, respectively.
•Business transaction costs. Business transaction costs were zero for the twenty-six weeks ended February 28, 2026, compared to $0.8 million for the twenty-six weeks ended March 1, 2025, and were comprised of expenses related to the OWYN Acquisition.
•Loss on impairment. Loss on impairment charges were $249.0 million for the twenty-six weeks ended February 28, 2026 and zero for the twenty-six weeks ended March 1, 2025. Refer to Note 4, Goodwill and Intangibles, for additional information regarding the Company’s impairment assessments.
Interest income. Interest income of $1.4 million decreased $0.1 million for the twenty-six weeks ended February 28, 2026, compared to the twenty-six weeks ended March 1, 2025.

Interest expense. Interest expense of $10.1 million decreased $4.1 million for the twenty-six weeks ended February 28, 2026, compared to the twenty-six weeks ended March 1, 2025, primarily due to the decrease in interest rates on our Term Facility to 5.7% as of February 28, 2026 from 6.3% as of March 1, 2025.

Gain (loss) on foreign currency transactions. Foreign currency transactions resulted in a $0.1 million gain and an immaterial loss for the twenty-six weeks ended February 28, 2026, and March 1, 2025, respectively.

Income tax (benefit) expense. Income tax benefit was $49.8 million for the twenty-six weeks ended February 28, 2026, compared to income tax expense of $21.8 million during the twenty-six weeks ended March 1, 2025. The change in our income tax (benefit) expense was primarily driven by lower income from operations, primarily the loss on impairment.

Net (loss) income. Net loss was $134.4 million for the twenty-six weeks ended February 28, 2026, a decrease of $209.3 million compared to net income of $74.9 million for the twenty-six weeks ended March 1, 2025. Net loss was primarily driven by higher operating expenses, primarily the loss on impairment, and was partially offset by lower income tax (benefit) expense and other expense.

Adjusted EBITDA. Adjusted EBITDA decreased $26.9 million, or 19.5% for the twenty-six weeks ended February 28, 2026, compared to the twenty-six weeks ended March 1, 2025, driven primarily by lower gross profit. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Reconciliation of EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed as alternatives to net income as an indicator of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). The Company defines EBITDA as net income or loss before interest income, interest expense, income tax (benefit) expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude the following items: loss on impairment, stock-based compensation expense, business transaction costs, purchase price accounting inventory step-up, integration expenses, term loan transaction fees, restructuring, and other non-core expenses. The Company believes that EBITDA and Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors. Management of the Company uses EBITDA and Adjusted EBITDA to supplement net income because these measures reflect operating results of the on-going operations, eliminate items that are not directly attributable to the Company’s underlying operating performance, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics the Company’s management uses in its financial and operational decision making. The Company also believes that EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen and twenty-six weeks ended February 28, 2026, and March 1, 2025:

(In thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Net (loss) income	$(159,698)	$36,747	$(134,429)	$74,869
Interest income	(880)	(701)	(1,379)	(1,477)
Interest expense	5,833	6,338	10,119	14,199
Income tax (benefit) expense	(58,323)	12,231	(49,776)	21,784
Depreciation and amortization	5,864	5,088	12,069	10,135
EBITDA	(207,204)	59,703	(163,396)	119,510
Loss on impairment	249,000	—	249,000	—
Stock-based compensation expense	4,544	4,948	7,627	8,792
Business transaction costs	—	177	—	820
Inventory step-up	—	438	—	1,412
Integration expense (1)	4,703	1,955	10,621	6,886
Term loan transaction fees	202	715	3,030	715
Restructuring and other costs	4,524	—	4,524	—
Other (2)	(259)	65	(272)	(66)
Adjusted EBITDA	$55,510	$68,001	$111,134	$138,069
(1) Includes one-time effects from actions taken to mitigate OWYN product quality issues. (2) Other items consist principally of exchange impact of foreign currency transactions and other expenses.

Liquidity and Capital Resources

Overview

We have historically funded our operations with cash flow from operations and, when needed, with borrowings under our Credit Agreement (as defined below). Our principal uses of cash have been working capital, debt service, repurchases of our common stock, and acquisition opportunities.

We had $107.4 million in cash as of February 28, 2026. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

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

In connection with the closing of the 2026 Incremental Facility Amendment, the Company expensed $2.7 million of non-deferrable third-party costs through General and administrative within the Consolidated Statements of Operations and Comprehensive Income (Loss) and capitalized $2.6 million of upfront lender fees (original issue discount) and third-party financing costs.

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

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all covenants as of February 28, 2026, and August 30, 2025, respectively.

As of February 28, 2026, the outstanding balance of the Term Facility was $400.0 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended February 28, 2026. The outstanding balance of the Term Facility is due upon its maturity in March 2030. As of February 28, 2026, there were no amounts drawn against the Revolving Credit Facility.

Stock Repurchase Program

The Company adopted a stock repurchase program in November 2018. On January 6, 2026, the Company announced that its Board of Directors approved a $200.0 million repurchase authorization under its stock repurchase program (the “Current Authorization”). Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The stock repurchase program may be suspended or discontinued at any time by the Company and does not have an expiration date.

During the thirteen weeks ended February 28, 2026, the Company repurchased 4,606,990 shares of common stock at an average price of $19.21 per share, inclusive of commissions and exclusive of accrued excise tax. During the twenty-six weeks ended February 28, 2026, the Company repurchased 9,590,504 shares of common stock at an average price of $19.62 per share, inclusive of commissions and exclusive of accrued excise tax. The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on the net amount of share repurchases. The Company did not repurchase any shares of common stock during the thirteen and twenty-six weeks ended March 1, 2025. As of February 28, 2026, approximately $182.5 million remained available under the Current Authorization.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025
Net cash provided by operating activities	$58,194	$63,267
Net cash used in investing activities	$(7,633)	$—
Net cash used in financing activities	$(41,804)	$(92,386)

Operating activities. Our net cash provided by operating activities decreased $5.1 million to $58.2 million for the twenty-six weeks ended February 28, 2026, compared to $63.3 million for the twenty-six weeks ended March 1, 2025. The decrease in cash provided by operating activities was primarily attributable to changes in working capital for the twenty-six weeks ended February 28, 2026, as compared to the twenty-six weeks ended March 1, 2025. Changes in working capital, comprised of changes in accounts receivable, net, inventories, prepaid expenses, other current assets, accounts payable, accrued interest, accrued expenses and other current liabilities, and other assets and liabilities, were driven by the timing of payments and receipts, which provided cash of $23.0 million in the twenty-six weeks ended February 28, 2026, compared to $41.6 million of cash used in the twenty-six weeks ended March 1, 2025, a difference of $18.5 million. Loss from operations was $175.7 million for the twenty-six weeks ended February 28, 2026, as compared to income from operations of $109.3 million for the twenty-six weeks ended March 1, 2025. The decrease was driven by higher operating expenses, primarily the loss on impairment. Additionally, cash paid for interest was $9.8 million in the twenty-six weeks ended February 28, 2026, which was a decrease of $3.7 million as compared to the $13.5 million paid for interest in the twenty-six weeks ended March 1, 2025.

Investing activities. Our net cash used in investing activities was $7.6 million for the twenty-six weeks ended February 28, 2026, compared to an immaterial amount for the twenty-six weeks ended March 1, 2025. Our net cash used in investing activities for the twenty-six weeks ended February 28, 2026, was primarily comprised of $7.6 million of purchases of property and equipment. The immaterial amount of net cash used in investing activities for the twenty-six weeks ended March 1, 2025, was primarily comprised of $0.8 million of purchases of property and equipment and $0.9 million of investments in intangible and other assets, and was offset by $1.7 million of cash proceeds received from escrow related to net working capital adjustments related to the OWYN Acquisition.

Financing activities. Our net cash used in financing activities was $41.8 million for the twenty-six weeks ended February 28, 2026, compared to $92.4 million for the twenty-six weeks ended March 1, 2025. Net cash used in financing activities for the twenty-six weeks ended February 28, 2026, primarily consisted of $188.2 million in repurchases of common stock, inclusive of commissions and exclusive of accrued excise tax, and $2.0 million in tax payments related to the issuance of restricted stock units and performance stock units, partially offset by $150.0 million in proceeds from issuance of long-term debt and $1.1 million of cash proceeds received from option exercises. Net cash used in financing activities for the twenty-six weeks ended March 1, 2025, primarily consisted of $100.0 million in principal payments on the Term Facility, and $2.5 million in tax payments related to issuance of restricted stock units and performance stock units, partially offset by $10.1 million of cash proceeds received from option exercises.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk exposure during the thirteen-week period ended February 28, 2026. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2026, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum dollar value of shares that may yet be purchased under the plans or programs(1)
November 30, 2025 - January 3, 2026	2,230,028	$19.80	2,230,028	$227,843,042
January 4, 2026 - January 31, 2026	1,319,409	20.38	1,319,409	200,952,579
February 1, 2026 - February 28, 2026	1,057,553	17.41	1,057,553	182,536,578
Total	4,606,990	$19.74	4,606,990	$182,536,578
(1) Represents shares repurchased under our stock repurchase program adopted in November 2018. On January 6, 2026, the Company announced that its Board of Directors approved a $200.0 million repurchase authorization under its stock repurchase program (the “Current Authorization”). As of February 28, 2026, approximately $182.5 million remained available under the Current Authorization. Under the stock repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate us to acquire any specific number of shares over any specific period of time. We may suspend or discontinue the stock repurchase program at any time, and the stock repurchase program does not have an expiration date.

(2) Average price paid per share includes commissions, but excludes our liability under the 1% excise tax on the net amount of share repurchases required by the Inflation Reduction Act of 2022.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

In the three months ended February 28, 2026, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Document
10.1	Employment Agreement, dated January 19, 2026, between The Simply Good Foods Company and Joseph E. Scalzo (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 21, 2026).
10.2
The Simply Good Foods Company Stand-Alone Inducement Award - Nonqualified Stock Option Grant Notice and Agreement with Joseph E. Scalzo (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on January 21, 2026).

10.3
Separation Agreement and General Release, dated January 18, 2026, by and between Geoff E. Tanner and Simply Good Foods USA, Inc., and for certain purposes therein, The Simply Good Foods Company (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on January 21, 2026).

10.4
The Simply Good Foods Company Incentive Plan (dated as of January 28, 2026) (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8, File Number 333-293244, filed on February 6, 2026).

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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Christopher J. Bealer
Date:	April 9, 2026	Name:	Christopher J. Bealer
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)