Form 10-Q
period 2026-05-30
Simply Good Foods Co
filed 2026-07-09
CIK 1702744

                 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 30, 2026

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

As of July 2, 2026, there were 88,460,545 shares of common stock, par value $0.01 per share, issued and outstanding.

THE SIMPLY GOOD FOODS COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTER ENDED MAY 30, 2026

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(Unaudited, dollars in thousands, except share and per share data)

	May 30, 2026	August 30, 2025
Assets
Current assets:
Cash	$123,884	$98,468
Accounts receivable, net	156,067	164,978
Inventories, net	164,314	167,217
Prepaid expenses	4,432	7,209
Other current assets	15,441	15,812
Total current assets	464,138	453,684

Long-term assets:
Property and equipment, net	42,334	39,738
Intangible assets, net	956,883	1,261,603
Goodwill	551,974	589,974
Other long-term assets	47,115	51,046
Total assets	$2,062,444	$2,396,045

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$57,025	$78,298
Accrued interest	63	44
Accrued expenses and other current liabilities	39,690	46,219
Total current liabilities	96,778	124,561

Long-term liabilities:
Long-term debt, less current maturities	397,037	249,066
Deferred income taxes	107,057	166,091
Other long-term liabilities	43,452	49,494
Total liabilities	644,324	589,212
See commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 104,050,545 and 103,688,071 shares issued at May 30, 2026, and August 30, 2025, respectively	1,041	1,037
Treasury stock, 15,609,338 shares and 3,957,571 shares at cost at May 30, 2026, and August 30, 2025, respectively	(344,670)	(129,337)
Additional paid-in-capital	1,358,758	1,346,687
Retained earnings	404,478	590,879
Accumulated other comprehensive loss	(1,487)	(2,433)
Total stockholders’ equity	1,418,120	1,806,833
Total liabilities and stockholders’ equity	$2,062,444	$2,396,045

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, dollars in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Net sales	$356,983	$380,956	$1,023,194	$1,081,879
Cost of goods sold	240,884	242,437	694,162	682,737
Gross profit	116,099	138,519	329,032	399,142

Operating expenses:
Selling and marketing	39,173	33,799	97,017	101,871
General and administrative	40,453	41,229	113,334	115,306
Depreciation and amortization	4,337	4,171	13,279	12,479
Business transaction costs	—	—	—	820
Loss on impairment	82,000	—	331,000	—
Total operating expenses	165,963	79,199	554,630	230,476

(Loss) income from operations	(49,864)	59,320	(225,598)	168,666

Other income (expense):
Interest income	689	673	2,068	2,150
Interest expense	(5,776)	(4,900)	(15,895)	(19,099)
Gain (loss) on foreign currency transactions	1	(337)	134	(342)
Other income	15	(14)	151	20
Total other (expense)	(5,071)	(4,578)	(13,542)	(17,271)

(Loss) income before income taxes	(54,935)	54,742	(239,140)	151,395
Income tax (benefit) expense	(2,963)	13,640	(52,739)	35,424
Net (loss) income	$(51,972)	$41,102	$(186,401)	$115,971

Other comprehensive income:
Foreign currency translation, net of reclassification adjustments	101	309	946	(504)
Comprehensive (loss) income	$(51,871)	$41,411	$(185,455)	$115,467

(Loss) earnings per share from net (loss) income:
Basic	$(0.58)	$0.41	$(1.99)	$1.15
Diluted	$(0.58)	$0.40	$(1.99)	$1.14
Weighted average shares outstanding:
Basic	89,940,680	100,923,690	93,677,801	100,787,087
Diluted	89,940,680	101,635,521	93,677,801	101,669,998

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited, dollars in thousands)

	Thirty-Nine Weeks Ended
	May 30, 2026	May 31, 2025
Operating activities
Net (loss) income	$(186,401)	$115,971
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,096	15,480
Amortization of deferred financing costs and debt discount	491	1,334
Stock compensation expense	13,186	12,819
Loss on impairment	331,000	—
Estimated credit losses	19	231
Unrealized (gain) loss on foreign currency transactions	(134)	342
Deferred income taxes	(59,034)	10,583
Amortization of operating lease right-of-use asset	4,494	5,192
Other	4,864	1,063
Changes in operating assets and liabilities:
Accounts receivable, net	9,270	(2,382)
Inventories, net	(864)	(23,185)
Prepaid expenses	2,753	(1,612)
Other current assets	434	(783)
Accounts payable	(21,009)	12,887
Accrued interest	19	(221)
Accrued expenses and other current liabilities	(9,854)	(10,788)
Other assets and liabilities	(5,160)	(3,844)
Net cash provided by operating activities	102,170	133,087

Investing activities
Purchases of property and equipment	(10,090)	(2,516)
Acquisition of business, net of cash acquired	—	1,713
Investments in intangible and other assets	—	(1,389)
Net cash used in investing activities	(10,090)	(2,192)

Financing activities
Proceeds from option exercises	1,056	11,956
Tax payments related to issuance of restricted stock units and performance stock units	(2,167)	(2,824)
Repurchase of common stock	(213,204)	(24,338)
Principal payments of long-term debt	—	(150,000)
Proceeds from issuance of long-term debt	150,000	—
Deferred financing costs	(2,632)	—
Net cash used in financing activities	(66,947)	(165,206)

Cash and cash equivalents
Net increase (decrease) in cash	25,133	(34,311)
Effect of exchange rate on cash	283	(211)
Cash at beginning of period	98,468	132,530
Cash and cash equivalents at end of period	$123,884	$98,008

	Thirty-Nine Weeks Ended
	May 30, 2026	May 31, 2025
Supplemental disclosures of cash flow information
Cash paid for interest	$15,385	$17,986
Cash paid for taxes	$14,387	$29,112
Non-cash investing and financing transactions
Operating lease right-of-use assets recognized in exchange for lease liabilities	$—	$15,880
Non-cash credits for repayment of note receivable	$426	$509
Non-cash additions to property and equipment	$432	$1,226
Non-cash additions to intangible assets	$—	$223

See accompanying notes to the unaudited consolidated financial statements.

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited, dollars in thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 30, 2025	103,688,071	$1,037	3,957,571	$(129,337)	$1,346,687	$590,879	$(2,433)	$1,806,833
Net income	—	—	—	—	—	25,269	—	25,269
Stock-based compensation	—	—	—	—	3,083	—	—	3,083
Foreign currency translation adjustments	—	—	—	—	—	—	(222)	(222)
Repurchase of common stock	—	—	4,983,514	(100,689)	—	—	—	(100,689)
Shares issued upon vesting of restricted stock units and performance stock units	164,184	1	—	—	(1,215)	—	—	(1,214)
Exercise of options to purchase common stock	88,000	1	—	—	1,055	—	—	1,056
Balance at November 29, 2025	103,940,255	$1,039	8,941,085	$(230,026)	$1,349,610	$616,148	$(2,655)	$1,734,116
Net (loss) income	—	—	—	—	—	(159,698)	—	(159,698)
Stock-based compensation	—	—	—	—	4,544	—	—	4,544
Foreign currency translation adjustments	—	—	—	—	—	—	1,067	1,067
Repurchase of common stock	—	—	4,606,990	(89,371)	—	—	—	(89,371)
Shares issued upon vesting of restricted stock units	92,920	1	—	—	(834)	—	—	(833)
Balance at February 28, 2026	104,033,175	$1,040	13,548,075	$(319,397)	$1,353,320	$456,450	$(1,588)	$1,489,825
Net (loss) income	—	—	—	—	—	$(51,972)	—	(51,972)
Stock-based compensation	—	—	—	—	5,559	—	—	5,559
Foreign currency translation adjustments	—	—	—	—	—	—	101	101
Repurchase of common stock	—	—	2,061,263	(25,273)	—	—	—	(25,273)
Shares issued upon vesting of restricted stock units	17,370	1	—	—	(121)	—	—	(120)
Balance at May 30, 2026	104,050,545	$1,041	15,609,338	$(344,670)	$1,358,758	$404,478	$(1,487)	$1,418,120

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance at August 31, 2024	102,515,315	$1,025	2,365,100	$(78,451)	$1,319,686	$487,265	$(2,039)	$1,727,486
Net income	—	—	—	—	—	38,122	—	38,122
Stock-based compensation	—	—	—	—	3,654	—	—	3,654
Foreign currency translation adjustments	—	—	—	—	—	—	(387)	(387)
Shares issued upon vesting of restricted stock units and performance stock units	164,093	2	—	—	(2,317)	—	—	(2,315)
Exercise of options to purchase common stock	713,751	7	—	—	9,977	—	—	9,984
Balance at November 30, 2024	103,393,159	$1,034	2,365,100	$(78,451)	$1,331,000	$525,387	$(2,426)	$1,776,544
Net income	—	—	—	—	—	36,747	—	36,747
Stock-based compensation	—	—	—	—	4,947	—	—	4,947
Foreign currency translation adjustments	—	—	—	—	—	—	(426)	(426)
Shares issued upon vesting of restricted stock units	18,229	—	—	—	(207)	—	—	(207)
Exercise of options to purchase common stock	3,914	—	—	—	152	—	—	152
Balance at March 1, 2025	103,415,302	$1,034	2,365,100	$(78,451)	$1,335,892	$562,134	$(2,852)	$1,817,757
Net income	—	—	—	—	—	41,102	—	41,102
Stock-based compensation	—	—	—	—	4,602	—	—	4,602
Foreign currency translation adjustments	—	—	—	—	—	—	309	309
Repurchase of common stock	—	—	693,375	(24,338)	—	—	—	(24,338)
Shares issued upon vesting of restricted stock units	17,400	—	—	—	(302)	—	—	(302)
Exercise of options to purchase common stock	151,000	2	—	—	1,819	—	—	1,821
Balance at May 31, 2025	103,583,702	$1,036	3,058,475	$(102,789)	$1,342,011	$603,236	$(2,543)	$1,840,951

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

3. Revenue Recognition

Revenue from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. The following is a summary of revenue disaggregated by geographic area and brands:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
North America (1)
Atkins	$84,649	$112,287	$254,636	$329,105
Quest	230,260	227,737	652,045	630,445
OWYN	34,774	33,551	94,091	99,611
Total North America	349,683	373,575	1,000,772	1,059,161
International	7,300	7,381	22,422	22,718
Total net sales	$356,983	$380,956	$1,023,194	$1,081,879
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

Charges related to credit losses on accounts receivable from transactions with external customers were immaterial for the thirteen and thirty-nine weeks ended May 30, 2026. Charges related to credit losses on accounts receivable from transactions with external customers were $0.1 million and $0.2 million for the thirteen and thirty-nine weeks ended May 31, 2025, respectively. As of both May 30, 2026, and August 30, 2025, the allowance for credit losses related to accounts receivable were $0.9 million.

4. Goodwill and Intangibles

Changes to Goodwill during the thirty-nine weeks ended May 30, 2026, were as follows:

(In thousands)	Goodwill
Balance as of August 30, 2025	$589,974
Accumulated impairment	(38,000)
Balance as of May 30, 2026	$551,974

As a result of the sustained decline in the Company’s share price and declines in the Company’s market capitalization assessed during the third quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of the goodwill reporting unit was less than its carrying amount. The Company conducted a quantitative interim goodwill assessment as of the last day of its third quarter, May 30, 2026, utilizing a weighted combination of the discounted cash flow method under the income approach and the guideline public company method under the market approach to estimate the fair value of the equity of the Company. Based on testing, the fair value was less than its carrying value, resulting in a loss on impairment of $38.0 million for goodwill during the thirteen and thirty-nine weeks ended May 30, 2026. There were no impairment charges related to goodwill during the thirty-nine weeks ended May 31, 2025.

Intangible assets, net in the Consolidated Balance Sheets consists of the following:

				May 30, 2026
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$849,000	$—	$849,000
Intangible assets with finite lives:
Customer relationships	15 years			194,500	87,863	106,637
Licensing agreements	10 years			16,072	15,634	438
Proprietary recipes and formulas	7 years			7,000	7,000	—
Software and website development costs	3	-	5 years	6,641	5,833	808
				$1,073,213	$116,330	$956,883

				August 30, 2025
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$1,142,000	$—	$1,142,000
Intangible assets with finite lives:
Customer relationships	15 years			194,500	78,138	116,362
Licensing agreements	10 years			16,072	14,319	1,753
Proprietary recipes and formulas	7 years			7,000	7,000	—
Software and website development costs	3	-	5 years	6,641	5,153	1,488
				$1,366,213	$104,610	$1,261,603

Changes in Intangible assets, net during the thirty-nine weeks ended May 30, 2026, were primarily related to the impairment of both the OWYN and Atkins brands and trademarks indefinite-lived intangible assets, and recurring amortization expense. Amortization expense related to intangible assets was $3.9 million and $11.7 million for the thirteen and thirty-nine weeks ended May 30, 2026. Amortization expense related to intangible assets was $3.7 million and $11.2 million for the thirteen and thirty-nine weeks ended May 31, 2025. There were no impairment charges related to its finite-lived intangible assets during the thirty-nine weeks ended May 30, 2026, and May 31, 2025.

As a result of the sustained decline in the Company’s stock price and declines in the Company’s market capitalization assessed during the third quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of both the OWYN and Atkins brands and trademarks indefinite-lived intangible assets were less than their respective carrying amounts. The Company conducted a quantitative assessment as of the last day of its third quarter, May 30, 2026, utilizing an income approach to estimate the fair value of the intangible assets. Based on testing, the respective assets carrying values exceeded their fair values, resulting in a loss on impairment of $13.0 million for OWYN and $31.0 million for Atkins during the thirteen weeks ended May 30, 2026. Impairment charges were

$200.0 million for OWYN and $93.0 million for Atkins for the thirty-nine weeks ended May 30, 2026. In addition, the Company included the Quest brand and trademark indefinite-lived intangible asset within the quantitative assessment; utilizing an income approach to estimate the fair value of the intangible asset. Based on testing, its fair value exceeded its carrying value, resulting in no impairment. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the thirty-nine weeks ended May 31, 2025.

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

Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
Remainder of 2026	$3,879
2027	13,575
2028	12,967
2029	12,967
2030	12,967
2031 and thereafter	51,528
Total	$107,883

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

The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all covenants as of May 30, 2026, and August 30, 2025, respectively.

Long-term debt consists of the following:

(In thousands)	May 30, 2026	August 30, 2025
Term Facility (effective rate of 5.7% at May 30, 2026)	$400,000	$250,000
Less: Deferred financing fees	(2,963)	(934)
Long-term debt, net of deferred financing fees	$397,037	$249,066

The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended May 30, 2026. The outstanding balance of the Term Facility is due upon its maturity in March 2030.

As of May 30, 2026, the Company had letters of credit in the amount of $1.1 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support two of the Company’s leased buildings. No amounts were drawn against these letters of credit as of May 30, 2026.

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of May 30, 2026, and August 30, 2025, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

Components of the balance sheet such as accounts receivable, cash and cash equivalents, and others approximate fair value as of May 30, 2026.

7. Income Taxes

The tax expense and the effective tax rate resulting from operations were as follows:

	Thirty-Nine Weeks Ended
(In thousands)	May 30, 2026	May 31, 2025
(Loss) income before income taxes	$(239,140)	$151,395
(Benefit) provision for income taxes	$(52,739)	$35,424
Effective tax rate	22.1%	23.4%

The effective tax rate for the thirty-nine weeks ended May 30, 2026 was 1.3% lower than the effective tax rate for the thirty-nine weeks ended May 31, 2025, which was primarily driven by a tax benefit related to the wind-down of operations at the Company’s legacy Canadian subsidiary and the tax effect related to the non-deductible goodwill impairment.

8. Leases

The Company generally leases office space and distribution centers in the United States through operating lease agreements. As of May 30, 2026, the Company had no finance lease agreements. Our leases have remaining lease terms up to 6 years and most include an option to renew for additional terms.

The Company’s lease costs recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss), respectively.
consist of the following:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	Statements of Operations Caption	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$2,305	$2,504	$6,913	$6,923
Variable lease cost (1)	Cost of goods sold and General and administrative	1,027	912	3,401	2,970
Total operating lease cost		3,332	3,416	10,314	9,893

Total lease cost		$3,332	$3,416	$10,314	$9,893
(1) Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

The right-of-use assets and corresponding liabilities related to operating are as follows:

(In thousands)	Balance Sheets Caption	May 30, 2026	August 30, 2025
Assets
Operating lease right-of-use assets	Other long-term assets	$39,624	$44,118
Total lease assets		$39,624	$44,118
Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$7,975	$5,867
Long-term:
Operating lease liabilities	Other long-term liabilities	43,452	49,494
Total lease liabilities		$51,427	$55,361

Future maturities of lease liabilities as of May 30, 2026, were as follows:

(In thousands)	Operating Leases
Fiscal year ending:
Remainder of 2026	$2,696
2027	10,927
2028	10,388
2029	10,438
2030	10,549
Thereafter	16,146
Total lease payments	61,144
Less: Interest	(9,717)
Present value of lease liabilities	$51,427

The weighted-average remaining lease terms and weighted-average discount rates for operating leases were as follows:

	May 30, 2026	August 30, 2025
Weighted-average remaining lease term (in years)
Operating leases	5.59	6.31
Weighted-average discount rate
Operating leases	6.0%	6.0%

Supplemental and other information related to operating leases was as follows:

	Thirty-Nine Weeks Ended
(In thousands)	May 30, 2026	May 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,185	$7,925

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

Other

The Company enters into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Quest, Atkins, and OWYN brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, that are recognized at the time of achievement. Based on the terms of contracts in place and achievement of performance conditions as of May 30, 2026, the Company will be required to make payments of $0.2 million over the next year.

10. Stockholders’ Equity

Stock Repurchase Program

The Company adopted a stock repurchase program in November 2018. On January 6, 2026, the Company announced that its Board of Directors approved a $200.0 million increase in its repurchase authorization under its stock repurchase program (the “Current Authorization”). Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The stock repurchase program may be suspended or discontinued at any time by the Company and does not have an expiration date.

During the thirteen and thirty-nine weeks ended May 30, 2026, the Company repurchased 2,061,263 and 11,651,767 shares of common stock at an average price of $12.14 and $18.29 per share, respectively, inclusive of commissions and exclusive of accrued excise tax. During the thirteen and thirty-nine weeks ended May 31, 2025, the Company repurchased 693,375 shares of common stock at an average price of $35.10 per share, inclusive of commissions and exclusive of accrued excise tax. The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on the net amount of share repurchases. As of May 30, 2026, approximately $157.5 million remained available under the Current Authorization.

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

In periods in which the Company has a net loss, diluted loss per share is based on the basis of basic weighted average number of common shares issued and outstanding as the effect of including common stock equivalents outstanding would be anti-dilutive. As the Company was in a net loss position for the thirteen and thirty-nine weeks ended May 30, 2026, 0.1 million and 0.2 million shares of common stock issuable upon exercise of stock options and non-vested Stock Units, respectively, were excluded from the diluted earnings per share computation.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share data)	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Basic (loss) earnings per share computation:
Numerator:
Net (loss) income available to common stockholders	$(51,972)	$41,102	$(186,401)	$115,971
Denominator:
Weighted average common shares outstanding - basic	89,940,680	100,923,690	93,677,801	100,787,087
Basic (loss) earnings per share from net (loss) income	$(0.58)	$0.41	$(1.99)	$1.15

Diluted (loss) earnings per share computation:
Numerator:
Net (loss) income available for common stockholders	$(51,972)	$41,102	$(186,401)	$115,971
Numerator for diluted (loss) earnings per share	$(51,972)	$41,102	$(186,401)	$115,971
Denominator:
Weighted average common shares outstanding - basic	89,940,680	100,923,690	93,677,801	100,787,087
Employee stock options	—	548,926	—	700,710
Non-vested stock units	—	162,905	—	182,201
Weighted average common shares - diluted	89,940,680	101,635,521	93,677,801	101,669,998
Diluted (loss) earnings per share from net (loss) income	$(0.58)	$0.40	$(1.99)	$1.14

Diluted earnings per share calculations for the thirteen and thirty-nine week periods ended May 30, 2026, excluded 4.0 million and 2.5 million shares of common stock issuable upon exercise of stock options and non-vested Stock Units, respectively, that would have been anti-dilutive. Diluted earnings per share calculations for the thirteen and thirty-nine week periods ended May 31, 2025, excluded 0.8 million and 0.7 million shares of common stock issuable upon exercise of stock options and non-vested Stock Units, respectively, that would have been anti-dilutive.

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

The Company recorded stock-based compensation expense of $5.6 million and $4.0 million in the thirteen weeks ended May 30, 2026, and May 31, 2025, respectively, and $13.2 million and $12.8 million during the thirty-nine weeks ended May 30, 2026, and May 31, 2025, respectively. The thirty-nine weeks ended May 30, 2026 are inclusive of the recognition of $1.0 million of stock-based compensation expense in the second quarter of fiscal year 2026 in connection with the separation of the Company’s prior President and Chief Executive Officer in January 2026.

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

Stock Options

The following table summarizes stock option activity, inclusive of the CEO Stock Option Inducement Award, for the thirty-nine weeks ended May 30, 2026:

	Shares underlying options	Weighted average exercise price	Weighted average remaining contractual life (years)
Outstanding as of August 30, 2025	1,476,243	$25.44	4.61
Granted	2,059,311	20.93
Exercised	(88,000)	12.00
Forfeited	(17,974)	36.32
Outstanding as of May 30, 2026	3,429,580	$23.02	6.22
Vested and expected to vest as of May 30, 2026	3,429,580	$23.02	6.22
Exercisable as of May 30, 2026	1,330,356	$25.86	3.85

As of May 30, 2026, the Company had $12.9 million of total unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.6 years. During the thirty-nine weeks ended May 30, 2026, and May 31, 2025, the Company received $1.1 million and $12.0 million in cash from stock option exercises, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the thirty-nine weeks ended May 30, 2026:

	Units	Weighted average grant-date fair value
Non-vested as of August 30, 2025	639,015	$36.14
Granted	904,045	17.00
Vested	(328,160)	32.88
Forfeited	(93,600)	31.54
Non-vested as of May 30, 2026	1,121,300	$22.04

As of May 30, 2026, the Company had $16.6 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 2.1 years.

Performance Stock Units

During the thirty-nine weeks ended May 30, 2026, the Board of Directors granted performance stock units under the Company’s Incentive Plan and Prior Plan. The number of shares issuable as a result of grants of performance stock units is determined based on market-based criteria, performance-based criteria, or a combination of market-based criteria and performance-based criteria. The number of shares may be increased or decreased based on the results of these metrics in accordance with the terms established at the date of grant.

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

For market-based criteria and Company financial performance-based criteria awards, the Company’s TSR within the peer group and the performance metrics achieved determines the percent of the target award earned, ranging between 0% and 275%. We estimate the probability that the performance criteria will be achieved at each reporting period and adjust compensation expense accordingly. Should the performance-based criteria not be probable of being achieved, the compensation expense for the value of the award incorporating the market-

based criteria is recognized ratably over the term, provided the requisite service is rendered. These units are valued using a Monte Carlo simulation.

The following table summarizes performance stock unit activity for the thirty-nine weeks ended May 30, 2026:

	Units	Weighted average grant-date fair value
Non-vested as of August 30, 2025	278,193	$52.66
Granted	290,348	23.92
Vested	(56,651)	62.55
Forfeited	(158,851)	37.37
Non-vested as of May 30, 2026	353,039	$34.32

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

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	May 30, 2026	May 31, 2025
Expected volatility	29.96%	31.38%
Expected dividend yield	—%	—%
Expected performance term	2.93	2.93
Risk-free rate of return	3.54%	4.14%
Fair value	$22.22	$54.41

As of May 30, 2026, the Company had $4.9 million of total unrecognized compensation cost related to performance stock units that will be recognized over an expected weighted average period of 2.0 years.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the Company’s common stock price and are awarded to non-employee consultants of the Company. The SARs settle in shares of its common stock once the applicable vesting criteria have been met. The SARs outstanding as of May 30, 2026, cliff vested two years from the date of grant and must be exercised within five years from the date of grant.

The following table summarizes SARs activity for the thirty-nine weeks ended May 30, 2026:

	Shares underlying SARs	Weighted average exercise price
Outstanding as of August 30, 2025	150,000	$37.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of May 30, 2026	150,000	$37.67
Vested as of May 30, 2026	150,000	$37.67
Exercisable as of May 30, 2026	150,000	$37.67

The SARs outstanding as of the thirty-nine weeks ended May 30, 2026, are liability-classified; therefore, the related stock-based compensation expense is based on the vesting provisions and the fair value of the awards.

13. Segment Information

As of May 30, 2026, the Company determined its operations are organized into one consolidated operating segment and reportable segment, represented by the Company’s consolidated financial statements. Previously, as of May 31, 2025, the Company’s operations were organized into two operating segments, Quest and Atkins, and OWYN, which were aggregated into one reportable segment due to similar financial, economic and operating characteristics.

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

The following table summarizes our segment net sales, significant expenses, and net income for the thirteen and thirty-nine week periods ended May 30, 2026, and May 31, 2025:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Net sales	$356,983	$380,956	$1,023,194	$1,081,879
Cost of goods sold	240,884	242,437	694,162	682,737
Operating expenses:
Selling and marketing	39,173	33,799	97,017	101,871
General and administrative	40,453	41,229	113,334	115,306
Depreciation and amortization	4,337	4,171	13,279	12,479
Business transaction costs	—	—	—	820
Loss on impairment	82,000	—	331,000	—
Other income (expense)	(5,071)	(4,578)	(13,542)	(17,271)
Income tax (benefit) expense	(2,963)	13,640	(52,739)	35,424
Net (loss) income	$(51,972)	$41,102	$(186,401)	$115,971

14. Restructuring and Other

For the thirteen and thirty-nine week periods ended May 30, 2026, the Company incurred $13.5 million and $18.1 million of costs for restructuring activities, of which $6.2 million and $6.2 million have been included within Cost of goods sold, $1.1 million and $1.1 million have been included within Selling and Marketing, and $6.2 million and $10.8 million have been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income (Loss), respectively.

Changes to the restructuring liability during thirty-nine weeks ended May 30, 2026 were as follows:

(in thousands)	Termination benefits, severance and other	Total Liability
Balance as of August 30, 2025	$—	$—
Charges	18,073	18,073
Cash payments	(3,938)	(3,938)
Non-cash settlements or adjustments	(1,985)	(1,985)
Balance as of May 30, 2026	$12,150	$12,150

During the second quarter of fiscal year 2026, the Company announced certain restructuring activities in conjunction with the implementation of the Company’s modified organization design and actions to streamline its operations, which will create a more efficient organization that will continue to support and build its business. These restructuring plans primarily included workforce reductions, changes in management structure, actions to streamline its operations and other cost savings initiatives. As of May 30, 2026, the Company expects to incur approximately $25.0 million, including the $18.1 million referenced above, in restructuring and other costs, which are to be paid throughout fiscal 2026 and fiscal 2027.

In connection with the restructuring activities, the Company recorded incremental stock-based compensation expense of $1.0 million in the second quarter of fiscal year 2026 related to the separation of the Company’s prior President and Chief Executive Officer in January

2026. Refer to Note 12, Omnibus Incentive Plan, of our Notes to Unaudited Consolidated Financial Statements in this Report for additional information.

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

Business Trends

During the thirty-nine weeks ended May 30, 2026, our results of operations were primarily driven by continued distribution-related declines for Atkins and velocity-related declines for OWYN, which were partially offset by Quest volume-driven growth. In recent periods, retail distribution for the Atkins brand has been under pressure. The Atkins brand has had, and continues to have, a large retail presence on-shelf, which is being reduced in the current fiscal year and could be reduced in future periods. In response, we have been taking action to bolster the highest performing Atkins products and simultaneously working with retailers to replace lower performing Atkins products with higher performing products. In fiscal year 2026, OWYN experienced poor velocities, including on newly expanded distribution, which has resulted in distribution-related declines in the current fiscal year and could continue to be reduced in future periods. In response, the Company has been taking actions to increase consumer demand to restore velocities and growth for the brand.

The Company’s gross margin was affected by the unfavorable effects of higher input costs compared to the prior year, with productivity a modest offset in the quarter. Margins are expected to remain under pressure until the Company realizes the benefits expected from recently implemented pricing actions, productivity initiatives and other mitigating actions, which are expected to build as the fiscal year progresses. We continue to monitor macroeconomic trends and uncertainties such as consumer and economic uncertainty, key ingredient inflation, supply chain challenges, and the effects of tariffs, which may have adverse effects on net sales and profitability. We are continuing to evaluate these factors and our ability to potentially offset all or a portion of cost increases through pricing actions and cost savings efforts. Economic pressures on customers and consumers, including the challenges of high inflation and the effects of tariffs, may negatively affect our net sales and profitability in the future.

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

Goodwill and Intangible Assets

As a result of the sustained decline in the Company’s share price and declines in the Company’s market capitalization assessed during the third quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of the goodwill reporting unit was less than its carrying amount. The Company conducted a quantitative interim goodwill assessment as of the last day of its third quarter, May 30, 2026, utilizing a weighted combination of the discounted cash flow method under the income approach and the guideline public company method under the market approach to estimate the fair value of the equity of the Company. Based on testing, the carrying value was greater than its fair value, resulting in an impairment of $38.0 million related to goodwill during the thirteen and thirty-nine weeks ended May 30, 2026. There were no impairment charges related to goodwill during the thirty-nine weeks ended May 31, 2025.

As a result of the sustained decline in the Company’s stock price and declines in the Company’s market capitalization assessed during the third quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of both the OWYN and Atkins brands and trademarks indefinite-lived intangible assets were less than their respective carrying amounts. The Company conducted a quantitative assessment as of the last day of its third quarter, May 30, 2026, utilizing an income approach to estimate the fair value of the intangible assets. Based on testing, the respective assets carrying values exceeded their fair values, resulting in a loss on impairment of $13.0 million for OWYN and $31.0 million for Atkins during the thirteen weeks ended May 30, 2026. Impairment charges were $200.0 million for OWYN and $93.0 million for Atkins for the thirty-nine weeks ended May 30, 2026. In addition, the Company included the Quest brand and trademark indefinite-lived intangible asset within the quantitative assessment; utilizing an income approach to estimate the fair value of the intangible asset. Based on testing, its fair value exceeded its carrying value, resulting in no impairment. There were no impairment charges related to the Company’s indefinite-lived intangible assets during the thirty-nine weeks ended May 31, 2025.

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

Restructuring and Other

For the thirteen and thirty-nine week periods ended May 30, 2026, the Company incurred $13.5 million and $18.1 million of costs for restructuring activities, of which $6.2 million and $6.2 million have been included within Cost of goods sold and $6.2 million and $10.8 million have been included within General and administrative on the Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. As of May 30, 2026, the outstanding restructuring liability was $12.2 million. Refer to Note 14, Restructuring and Other, of our Notes to Unaudited Consolidated Financial Statements in this Report for additional information regarding restructuring and other activities.

During the second quarter of fiscal year 2026 the Company announced certain restructuring activities in conjunction with the implementation of the Company’s modified organization design and actions to streamline its operations, which will create a more efficient organization that will continue to support and build its business. These restructuring plans primarily included workforce reductions, changes in management structure, actions to streamline its operations and other cost savings initiatives. As of May 30, 2026, the Company expects to incur approximately $25.0 million, including the $18.1 million referenced above, in restructuring and other costs, which are to be paid throughout fiscal 2026 and fiscal 2027.

In connection with the restructuring activities, the Company recorded incremental stock-based compensation expense of $1.0 million in the second quarter of fiscal year 2026 related to the separation of the Company’s prior President and Chief Executive Officer in January 2026. Refer to Note 12, Omnibus Incentive Plan, of our Notes to Unaudited Consolidated Financial Statements in this Report for additional information.

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
•Loss on impairment. Loss on impairment is comprised of impairment charges related to goodwill and our brands and trademarks indefinite-lived intangible asset.
Results of Operations

During the thirteen weeks ended May 30, 2026, our net sales decreased 6.3% to $357.0 million compared to $381.0 million for the thirteen weeks ended May 31, 2025, driven by distribution-related declines for Atkins which were partially offset by Quest and OWYN volume-driven growth.

Gross profit decreased and gross profit margin decreased 390 basis points, primarily as a result of higher input costs and current period restructuring costs compared to the prior period. We expect to continue building on our existing capabilities and strengthening the position of our brands in the marketplace, and will continue to invest in our business and improve our operating efficiencies.

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

Comparison of Unaudited Results for the Thirteen Weeks Ended May 30, 2026, and the Thirteen Weeks Ended May 31, 2025

The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income (Loss), including information presented as a percentage of net sales:

	Thirteen Weeks Ended		Thirteen Weeks Ended
(In thousands)	May 30, 2026	% of Net Sales	May 31, 2025	% of Net Sales
Net sales	$356,983	100.0%	$380,956	100.0%
Cost of goods sold	240,884	67.5%	242,437	63.6%
Gross profit	116,099	32.5%	138,519	36.4%

Operating expenses:
Selling and marketing	39,173	11.0%	33,799	8.9%
General and administrative	40,453	11.3%	41,229	10.8%
Depreciation and amortization	4,337	1.2%	4,171	1.1%
Loss on impairment	82,000	23.0%	—	—%
Total operating expenses	165,963	46.5%	79,199	20.8%

(Loss) income from operations	(49,864)	(14.0)%	59,320	15.6%

Other income (expense):
Interest income	689	0.2%	673	0.2%
Interest expense	(5,776)	(1.6)%	(4,900)	(1.3)%
Gain (loss) on foreign currency transactions	1	—%	(337)	(0.1)%
Other income	15	—%	(14)	—%
Total other (expense)	(5,071)	(1.4)%	(4,578)	(1.2)%

(Loss) income before income taxes	(54,935)	(15.4)%	54,742	14.4%
Income tax (benefit) expense	(2,963)	(0.8)%	13,640	3.6%
Net (loss) income	$(51,972)	(14.6)%	$41,102	10.8%

Other financial data:
Adjusted EBITDA (1)	$57,241	16.0%	$73,854	19.4%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Net sales. Net sales were $357.0 million for the thirteen weeks ended May 30, 2026, compared to $381.0 million for the thirteen weeks ended May 31, 2025, representing a decrease of $24.0 million, or 6.3%, driven by distribution-related declines for Atkins which were partially offset by Quest and OWYN volume-driven growth.

Cost of goods sold. Cost of goods sold decreased $1.6 million, or 0.6%, for the thirteen weeks ended May 30, 2026, compared to the thirteen weeks ended May 31, 2025. The cost of goods sold decrease was driven primarily by the decrease of net sales compared to the prior year period and partially offset by higher input costs and restructuring costs compared to the prior year period.

Gross profit. Gross profit decreased $22.4 million, or 16.2%, to $116.1 million for the thirteen weeks ended May 30, 2026, compared to the thirteen weeks ended May 31, 2025. Gross profit margin was 32.5% of net sales for the thirteen weeks ended May 30, 2026, a decrease of 390 basis points from 36.4% of net sales for the thirteen weeks ended May 31, 2025. The decrease in gross profit margin was primarily driven by volume declines, higher input costs, and restructuring costs compared to the prior year period.

Operating expenses. Operating expenses increased $86.8 million, or 109.6%, for the thirteen weeks ended May 30, 2026, compared to the thirteen weeks ended May 31, 2025, due to the following:

•Selling and marketing. Selling and marketing expenses increased $5.4 million, or 15.9%, for the thirteen weeks ended May 30, 2026, compared to the thirteen weeks ended May 31, 2025. The increase was primarily driven by investments in our selling capability and increased marketing spend to support longer-term brand growth and restructuring costs.

•General and administrative. General and administrative expenses decreased $0.8 million, or 1.9%, for the thirteen weeks ended May 30, 2026, compared to the thirteen weeks ended May 31, 2025. The decrease was primarily attributable to a decrease of $5.2 million in integration expenses related to the OWYN Acquisition, a decrease of $1.8 million in employee-related costs, and lower general corporate expenses, partially offset by an increase of $6.2 million in restructuring costs.
•Depreciation and amortization. Depreciation and amortization expense was $4.3 million for the thirteen weeks ended May 30, 2026, and $4.2 million for the thirteen weeks ended May 31, 2025, respectively.
•Loss on impairment. Loss on impairment charges were $82.0 million for the thirteen weeks ended May 30, 2026 and zero for the thirteen weeks ended May 31, 2025. Refer to Note 4, Goodwill and Intangibles, for additional information regarding the Company’s impairment assessments.
Interest income. Interest income was $0.7 million for both the thirteen weeks ended May 30, 2026 and May 31, 2025.

Interest expense. Interest expense of $5.8 million increased $0.9 million for the thirteen weeks ended May 30, 2026, compared to the thirteen weeks ended May 31, 2025, primarily due to a higher term loan balance.

Gain (loss) on foreign currency transactions. Foreign currency transactions resulted in an immaterial gain for the thirteen weeks ended May 30, 2026, and a $0.3 million loss for the thirteen weeks ended May 31, 2025.

Income tax (benefit) expense. Income tax benefit was $3.0 million for the thirteen weeks ended May 30, 2026, compared to income tax expense of $13.6 million during the thirteen weeks ended May 31, 2025. The change in our income tax (benefit) expense was primarily driven by lower income from operations and changes in permanent differences, primarily the non-deductible goodwill impairment.

Net (loss) income. Net loss was $52.0 million for the thirteen weeks ended May 30, 2026, a decrease of $93.1 million, compared to net income of $41.1 million for the thirteen weeks ended May 31, 2025. Net loss was primarily driven by higher operating expenses, primarily the loss on impairment, and was partially offset by lower income tax (benefit) expense.

Adjusted EBITDA. Adjusted EBITDA decreased $16.6 million, or 22.5%, for the thirteen weeks ended May 30, 2026, compared to the thirteen weeks ended May 31, 2025, driven primarily by lower gross profit. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Comparison of Unaudited Results for the Thirty-Nine Weeks Ended May 30, 2026, and the Thirty-Nine Weeks Ended May 31, 2025

The following unaudited table presents, for the periods indicated, selected information from our Consolidated Statements of Operations and Comprehensive Income (Loss), including information presented as a percentage of net sales:

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 30, 2026	% of Net Sales	May 31, 2025	% of Net Sales
Net sales	$1,023,194	100.0%	$1,081,879	100.0%
Cost of goods sold	694,162	67.8%	682,737	63.1%
Gross profit	329,032	32.2%	399,142	36.9%

Operating expenses:
Selling and marketing	97,017	9.5%	101,871	9.4%
General and administrative	113,334	11.1%	115,306	10.7%
Depreciation and amortization	13,279	1.3%	12,479	1.2%
Business transaction costs	—	—%	820	0.1%
Loss on impairment	331,000	32.3%	—	—%
Total operating expenses	554,630	54.2%	230,476	21.3%

(Loss) income from operations	(225,598)	(22.0)%	168,666	15.6%

Other income (expense):
Interest income	2,068	0.2%	2,150	0.2%
Interest expense	(15,895)	(1.6)%	(19,099)	(1.8)%
Gain (loss) on foreign currency transactions	134	—%	(342)	—%
Other income	151	—%	20	—%
Total other (expense)	(13,542)	(1.3)%	(17,271)	(1.6)%

Income before income taxes	(239,140)	(23.4)%	151,395	14.0%
Income tax (benefit) expense	(52,739)	(5.2)%	35,424	3.3%
Net (loss) income	$(186,401)	(18.2)%	$115,971	10.7%

Other financial data:
Adjusted EBITDA (1)	$168,375	16.5%	$211,923	19.6%
(1) Adjusted EBITDA is a non-GAAP financial metric. See “Reconciliation of EBITDA and Adjusted EBITDA” below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Net sales. Net sales were $1,023.2 million for the thirty-nine weeks ended May 30, 2026, compared to $1,081.9 million for the thirty-nine weeks ended May 31, 2025, representing a decrease of $58.7 million, or 5.4%, driven by the distribution-related declines for Atkins and velocity-related declines for OWYN, which were partially offset by Quest volume-driven growth.

Cost of goods sold. Cost of goods sold increased $11.4 million, or 1.7%, for the thirty-nine weeks ended May 30, 2026, compared to the thirty-nine weeks ended May 31, 2025. The cost of goods sold increase was driven primarily by higher input costs and restructuring costs compared to the prior year period.

Gross profit. Gross profit decreased $70.1 million, or 17.6%, to $329.0 million for the thirty-nine weeks ended May 30, 2026, compared to the thirty-nine weeks ended May 31, 2025. Gross profit margin was 32.2% of net sales for the thirty-nine weeks ended May 30, 2026, a decrease of 470 basis points from 36.9% of net sales for the thirty-nine weeks ended May 31, 2025. The decrease in gross profit margin was primarily driven by higher input costs and restructuring costs compared to the prior year period.

Operating expenses. Operating expenses increased $324.2 million, or 140.6%, for the thirty-nine weeks ended May 30, 2026, compared to the thirty-nine weeks ended May 31, 2025, due to the following:

•Selling and marketing. Selling and marketing expenses decreased $4.9 million, or 4.8%, for the thirty-nine weeks ended May 30, 2026, compared to the thirty-nine weeks ended May 31, 2025 The decrease was primarily related to a planned decrease in Atkins marketing spend partially offset by increases for Quest and OWYN.

•General and administrative. General and administrative expenses decreased $2.0 million, or 1.7%, for the thirty-nine weeks ended May 30, 2026, compared to the thirty-nine weeks ended May 31, 2025. The decrease was primarily attributable to a decrease of $8.0 million in integration expenses related to the OWYN Acquisition, a decrease of $5.4 million in employee-related costs, and lower general corporate expenses, partially offset by an increase of $10.8 million in restructuring costs, and an increase of $2.3 million in term loan transaction fees.
•Depreciation and amortization. Depreciation and amortization expense was $13.3 million and $12.5 million for the thirty-nine weeks ended May 30, 2026, compared to the thirty-nine weeks ended May 31, 2025, respectively.
•Business transaction costs. Business transaction costs were zero for the thirty-nine weeks ended May 30, 2026, compared to $0.8 million for the thirty-nine weeks ended May 31, 2025.
•Loss on impairment. Loss on impairment charges were $331.0 million for the thirty-nine weeks ended May 30, 2026 and zero for the thirty-nine weeks ended May 31, 2025. Refer to Note 4, Goodwill and Intangibles, for additional information regarding the Company’s impairment assessments.
Interest income. Interest income of $2.1 million decreased $0.1 million for the thirty-nine weeks ended May 30, 2026, compared to the thirty-nine weeks ended May 31, 2025.

Interest expense. Interest expense of $15.9 million decreased $3.2 million for the thirty-nine weeks ended May 30, 2026, compared to the thirty-nine weeks ended May 31, 2025, primarily due to the decrease in interest rates on our Term Facility to 5.7% as of May 30, 2026 from 6.3% as of May 31, 2025.

Gain (loss) on foreign currency transactions. Foreign currency transactions resulted in a $0.1 million gain and an $0.3 million loss for the thirty-nine weeks ended May 30, 2026, and May 31, 2025, respectively.

Income tax (benefit) expense. Income tax benefit was $52.7 million for the thirty-nine weeks ended May 30, 2026, compared to income tax expense of $35.4 million during the thirty-nine weeks ended May 31, 2025. The change in our income tax (benefit) expense was primarily driven by lower income from operations and changes in permanent differences, primarily the non-deductible goodwill impairment.

Net (loss) income. Net loss was $186.4 million for the thirty-nine weeks ended May 30, 2026, a decrease of $302.4 million compared to net income of $116.0 million for the thirty-nine weeks ended May 31, 2025. Net loss was primarily driven by higher operating expenses, primarily the loss on impairment, and was partially offset by lower income tax (benefit) expense and other expense.

Adjusted EBITDA. Adjusted EBITDA decreased $43.5 million, or 20.5% for the thirty-nine weeks ended May 30, 2026, compared to the thirty-nine weeks ended May 31, 2025, driven primarily by lower gross profit. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

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

The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to its most directly comparable GAAP measure, which is net income, for the thirteen and thirty-nine weeks ended May 30, 2026, and May 31, 2025:

(In thousands)	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30, 2026	May 31, 2025	May 30, 2026	May 31, 2025
Net (loss) income	$(51,972)	$41,102	$(186,401)	$115,971
Interest income	(689)	(673)	(2,068)	(2,150)
Interest expense	5,776	4,900	15,895	19,099
Income tax (benefit) expense	(2,963)	13,640	(52,739)	35,424
Depreciation and amortization	6,027	5,345	18,096	15,480
EBITDA	(43,821)	64,314	(207,217)	183,824
Loss on impairment	82,000	—	331,000	—
Stock-based compensation expense	5,559	4,027	13,186	12,819
Business transaction costs	—	—	—	820
Inventory step-up	—	—	—	1,412
Integration expense (1)	—	5,226	10,621	12,112
Term loan transaction fees	—	—	3,030	715
Restructuring and other costs	13,549	—	18,073	—
Other (2)	(46)	287	(318)	221
Adjusted EBITDA	$57,241	$73,854	$168,375	$211,923
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

We had $123.9 million in cash as of May 30, 2026. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

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

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all covenants as of May 30, 2026, and August 30, 2025, respectively.

As of May 30, 2026, the outstanding balance of the Term Facility was $400.0 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended May 30, 2026. The outstanding balance of the Term Facility is due upon its maturity in March 2030. As of May 30, 2026, there were no amounts drawn against the Revolving Credit Facility.

Stock Repurchase Program

The Company adopted a stock repurchase program in November 2018. On January 6, 2026, the Company announced that its Board of Directors approved a $200.0 million increase in its repurchase authorization under its stock repurchase program (the “Current Authorization”). Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate the Company to acquire any specific number of shares or acquire shares over any specific period of time. The stock repurchase program may be suspended or discontinued at any time by the Company and does not have an expiration date.
During the thirteen and thirty-nine weeks ended May 30, 2026, the Company repurchased 2,061,263 and 11,651,767 shares of common stock at an average price of $12.14 and $18.29 per share, respectively, inclusive of commissions and exclusive of accrued excise tax. During the thirteen and thirty-nine weeks ended May 31, 2025, the Company repurchased 693,375 shares of common stock at an average price of $35.10 per share, inclusive of commissions and exclusive of accrued excise tax. The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on the net amount of share repurchases. As of May 30, 2026, approximately $157.5 million remained available under the Current Authorization.

Cash Flows

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Thirty-Nine Weeks Ended
	May 30, 2026	May 31, 2025
Net cash provided by operating activities	$102,170	$133,087
Net cash used in investing activities	$(10,090)	$(2,192)
Net cash used in financing activities	$(66,947)	$(165,206)

Operating activities. Our net cash provided by operating activities decreased $30.9 million to $102.2 million for the thirty-nine weeks ended May 30, 2026, compared to $133.1 million for the thirty-nine weeks ended May 31, 2025. The decrease in cash provided by operating activities was primarily attributable to changes in working capital for the thirty-nine weeks ended May 30, 2026, as compared to the thirty-nine weeks ended May 31, 2025. Changes in working capital, comprised of changes in accounts receivable, net, inventories, net, prepaid expenses, other current assets, accounts payable, accrued interest, accrued expenses and other current liabilities, and other assets and liabilities, were driven by the timing of payments and receipts, which was $24.4 million of cash used in the thirty-nine weeks ended May 30, 2026, compared to $29.9 million of cash used in the thirty-nine weeks ended May 31, 2025, a difference of $5.5 million. Loss from operations was $225.6 million for the thirty-nine weeks ended May 30, 2026, as compared to income from operations of $168.7 million for the thirty-nine weeks ended May 31, 2025. The decrease was driven by higher operating expenses, primarily the loss on impairment. Additionally, cash paid for interest was $15.4 million in the thirty-nine weeks ended May 30, 2026, which was a decrease of $2.6 million as compared to the $18.0 million paid for interest in the thirty-nine weeks ended May 31, 2025.

Investing activities. Our net cash used in investing activities was $10.1 million for the thirty-nine weeks ended May 30, 2026, compared to $2.2 million for the thirty-nine weeks ended May 31, 2025. Our net cash used in investing activities for the thirty-nine weeks ended May 30, 2026, was primarily comprised of $10.1 million of purchases of property and equipment. The $2.2 million of net cash used in investing activities for the thirty-nine weeks ended May 31, 2025, was primarily comprised of $2.5 million of purchases of property and equipment and $1.4 million of investments in intangible and other assets, and was offset by $1.7 million of cash proceeds received from escrow related to net working capital adjustments related to the OWYN Acquisition.

Financing activities. Our net cash used in financing activities was $66.9 million for the thirty-nine weeks ended May 30, 2026, compared to $165.2 million for the thirty-nine weeks ended May 31, 2025. Net cash used in financing activities for the thirty-nine weeks ended May 30, 2026, primarily consisted of $213.2 million in repurchases of common stock, inclusive of commissions and exclusive of accrued excise tax, and $2.2 million in tax payments related to the issuance of restricted stock units and performance stock units, partially offset by $150.0 million in proceeds from issuance of long-term debt and $1.1 million of cash proceeds received from option exercises. Net cash used in financing activities for the thirty-nine weeks ended May 31, 2025, primarily consisted of $150.0 million in principal payments on the Term Facility, $24.3 million in repurchases of common stock, inclusive of commissions and exclusive of accrued excise tax, and $2.8 million in tax payments related to issuance of restricted stock units and performance stock units, partially offset by $12.0 million of cash proceeds received from option exercises.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes in our market risk exposure during the thirteen-week period ended May 30, 2026. For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Management, including the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 30, 2026, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum dollar value of shares that may yet be purchased under the plans or programs(1)
March 1, 2026 - March 28, 2026	—	$—	—	$182,536,578
March 29, 2026 - April 25, 2026	344,519	11.63	344,519	178,529,697
April 26, 2026 - May 30, 2026	1,716,744	12.24	1,716,744	157,513,691
Total	2,061,263	$12.14	2,061,263	$157,513,691
(1) Represents shares repurchased under our stock repurchase program adopted in November 2018. On January 6, 2026, the Company announced that its Board of Directors approved a $200.0 million increase in its repurchase authorization under its stock repurchase program (the “Current Authorization”). As of May 30, 2026, approximately $157.5 million remained available under the Current Authorization. Under the stock repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate us to acquire any specific number of shares over any specific period of time. We may suspend or discontinue the stock repurchase program at any time, and the stock repurchase program does not have an expiration date.

(2) Average price paid per share includes commissions, but excludes our liability under the 1% excise tax on the net amount of share repurchases required by the Inflation Reduction Act of 2022.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Other Information

In the three months ended May 30, 2026, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

		By:	THE SIMPLY GOOD FOODS COMPANY /s/ Christopher J. Bealer
Date:	July 9, 2026	Name:	Christopher J. Bealer
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)