Form 10-K
period 2026-08-29
Simply Good Foods Co
filed 2026-10-27
CIK 1702744

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 29, 2026

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 2026, the last trading day of the registrant’s most recently completed second fiscal quarter, was approximately $1.4 billion based on the closing price of $17.06 for one share of common stock, as reported on the Nasdaq Capital Market on that date. For the purpose of the foregoing calculation only, all directors and executive officers of the registrant and owners of more than 10% of the registrant’s common stock are assumed to be affiliates of the registrant. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of October 22, 2026, there were 86,861,967 shares of common stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its 2027 annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year ended August 29, 2026, are incorporated by reference into Part III of this Annual Report on Form 10‑K.

The Simply Good Foods Company and Subsidiaries

Cautionary Note Regarding Forward-Looking Statements

This Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used anywhere in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievement to differ materially from those expressed or implied by these forward-looking statements. We caution you that these forward-looking statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. You should not place undue reliance on forward-looking statements. These statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties. These risks and uncertainties relate to, among other things, our operations being dependent on changes in consumer preferences and purchasing habits regarding our products, a global supply chain and effects of supply chain constraints, inflationary pressure and tariffs on us and our contract manufacturers, our ability to continue to operate at a profit or to maintain our margins, the sufficiency of our sources of liquidity and capital, our ability to maintain current operation levels and implement our growth strategies, our ability to maintain and gain market acceptance for our products or new products, our ability to capitalize on attractive opportunities, our ability to respond to competition and changes in the economy including changes regarding inflation and increasing ingredient and packaging costs and labor challenges due to tariffs or other challenges at our contract manufacturers and third party logistics providers, the amounts of or changes with respect to certain anticipated raw materials and other costs, difficulties and delays in achieving the synergies and cost savings in connection with acquisitions, changes in the business environment in which we operate including general financial, economic, capital market, regulatory and geopolitical conditions affecting us and the industry in which we operate, our ability to maintain adequate product inventory levels to timely supply customer orders, changes in taxes, tariffs, duties, governmental laws and regulations, the availability of or competition for other brands, assets or other opportunities for investment by us or to expand our business, competitive product and pricing activity, difficulties of managing growth profitably, the effect of pandemics or other global disruptions on our business, financial condition and results of operations, the loss of one or more members of our management team, potential for increased costs, the harm to our business resulting from unauthorized access of the information technology systems we use in our business, and other risks and uncertainties indicated in this Report, including those set forth under “Risk Factors” in this Report. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”), including in this Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and those contained in subsequent reports we will file with the SEC. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether because of new information, future events or otherwise, except as required by applicable law, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

Unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company” and “Simply Good Foods” refer to The Simply Good Foods Company and its subsidiaries. In context, “Quest” may also refer to the Quest brand, “Atkins” may also refer to the Atkins brand, and “OWYN” may also refer to the OWYN brand. Atkins, Atkins Endulge, Quest, OWYN, and the Simply Good logo are either registered trademarks or trademarks of the Company’s wholly owned subsidiary Simply Good Foods USA, Inc. or one of its affiliates in the United States and elsewhere. All rights are reserved.

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
•The perception of our brands or organizational reputation is damaged, including as a result of negative information on social media.
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
•Our reliance on sales to a limited number of retailers for a substantial portion of our net sales and we maintain “at-will” contracts with these retailers, which do not require recurring or minimum purchase amounts of our products.
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

PART I

Item 1. Business.

Overview

The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements, and other product offerings that seek to address consumers’ increasing demand for protein-rich food that is low in simple carbohydrates. The product portfolio we develop, market and sell consists primarily of protein bars, ready-to-drink (“RTD”) protein shakes, sweet and salty protein snacks and confectionery products marketed under the Quest, Atkins, and OWYN brand names. Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition and licensing opportunities.

Our nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies and health-and-wellness trends: Quest for consumers seeking a variety of protein-rich foods and beverages that also limit sugars and simple carbohydrates, Atkins for those following a low-carbohydrate lifestyle or seeking to manage weight or blood sugar levels, and OWYN for consumers seeking protein-rich beverages that are plant-based and tested for the top nine allergens. We distribute our products in major retail channels, primarily in North America, including grocery, club, and mass merchandise, and through e-commerce, convenience, specialty, and other channels. Our portfolio of nutritious snacking brands gives us a strong platform with which to introduce new products, expand distribution, and attract new consumers to our products.

We believe snacking occasions have been on the rise in recent years as consumers continue to desire more convenient, healthy and delicious foods, snacks, and meal replacements. We believe our emphasis on product formats such as our protein bars, chips and salty snacks, confections, RTD protein shakes, and protein powders position us to fill important needs for consumers. We believe several existing and emerging consumer trends within the U.S. food and beverage industry will continue to drive both the growth of the nutritional snacking category and increase the demand for our product offerings. Some of these trends include increased consumption of smaller, more frequent meals throughout the day, consumers’ strong preference for convenient, “better-for-you” snacks, consumers’ greater focus on health and wellness, consumers seeking to add convenient sources of protein and fiber to their diets, and consumers’ movement toward increasing the consumption of protein, limiting simple carbohydrates or avoiding certain allergens.

With our Quest brand, we strive to offer an attractive lineup of protein bars, protein chips and salty snacks, RTD protein shakes and other beverages, and confections, which target these existing and emerging consumer trends. With our Atkins brand, we strive to offer a compelling line of protein bars, RTD protein shakes, and confections. With our OWYN brand, we strive to offer RTD protein shakes and protein powders that are plant-based and tested for the top nine allergens in a variety of protein levels. Our sales, marketing, and research and development capabilities enable us to distribute products to a national customer base across a spectrum of retail channels, including the mass merchandise, grocery, drug, club stores, e-commerce, and small format retail such as convenience stores and gas stations.

The Simply Good Foods Company (“Simply Good Foods”) was formed in March 2017, to acquire NCP-ATK Holdings, Inc. (“Atkins”), which was completed in July 2017. As part of Simply Good Foods’ strategy to become an industry leading snacking platform, in November 2019, we acquired Quest Nutrition, LLC (“Quest”), and we acquired Only What You Need, Inc. in June 2024. We refer to the acquisition of Quest Nutrition, LLC as the “Quest Acquisition” and the acquisition of Only What You Need, Inc. as the “OWYN Acquisition”.

Our principal executive offices are located at 1225 17th Street, Suite 1000, Denver, Colorado 80202. Our telephone number is (303) 633-2840. We maintain a web site at www.thesimplygoodfoodscompany.com.

Our Strengths

Powerful brands with strong consumer awareness and loyalty. We are a leader in the fast-growing nutritional snacking category, and our Quest, Atkins and OWYN brands are leading brands with combined scale in protein bars, protein chips, confections, RTD protein shakes, and protein powders. Our highly focused snacking portfolio provides us with a leading position within retailers’ nutrition and wellness aisles, resulting in meaningful shelf space. Our brands can appeal to consumers interested in an active lifestyle who are seeking protein-rich, low-carb snacking options, consumers looking to manage weight through several approaches including using medications such as GLP-1s and weight management programs, and consumers looking to consume protein through convenient RTD protein shakes and powders that are plant-based and tested for the top nine allergens, which makes our brands highly attractive and strategic for a diverse set of retailers across various distribution channels.

Aligned with consumer mega trends. Increasing global concern about growing rates of obesity and weight-related diseases and other health issues has resulted in increased scientific, media and consumer focus on nutrition. Over 100 independent, peer reviewed, clinical studies show the benefits of controlling carbohydrates. In addition, consumers are increasingly looking to increase the level of protein consumption in their diets. We believe this focus is prompting consumers to rebalance their nutritional breakdown to increase protein and shift away from carbohydrates. Our brand attributes, “protein-rich” and “low-carb” nutrition, are well-aligned with consumer mega trends. In addition, we believe consumers’ eating habits are gradually shifting towards increased convenience, snacking and meal replacement. We also believe our portfolio of convenient and nutritious products and our ongoing effort to meet consumer demands for convenient snacking options support their individual health, nutrition, allergen sensitivities, and lifestyle goals.

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

Asset-light business with strong cash generation. We retain core in-house capabilities including sales, marketing, brand management, customer relationships, product development, and supply-chain expertise, while collaborating with a diversified pool of contract manufacturers and distributors to execute manufacturing and distribution. Outsourcing these competencies allows us to focus our efforts on consumer insights, innovation, marketing, and sales to meet consumer demands. Our lean infrastructure allows for significant flexibility, speed-to-market, and targeted capital investment, which translates into relatively consistent and robust free cash flow generation over time.

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

Expand distribution in white space opportunities. For our fiscal year 2026, approximately 77% of Quest’s gross sales in the U.S., approximately 78% of Atkins’ gross sales in the U.S., and approximately 72% of OWYN’s gross sales in the U.S. were through the mass retailer, grocery and convenience store distribution channels. Our management believes there is opportunity for each of our brands to further penetrate those channels as well as other distribution channels such as club stores. In addition, while shoppers have increased e-commerce purchases generally, in fiscal year 2026, approximately 22% of Quest’s gross sales, approximately 22% of Atkins’ gross sales, and approximately 25% of OWYN’s gross sales were through the e-commerce channel. We intend to leverage our brand recognition to develop further the distribution channels through which we reach consumers, including through the continued expansion of the e-commerce channel.

Continue our marketing efforts and strategies to both increase household penetration and reach consumers beyond our core historic buyers. We intend to expand our marketing efforts to bring first-time buyers into the Quest, Atkins and OWYN brand franchises. For our Quest brand, our historic consumer base has been individuals pursuing a performance-based active and athletic lifestyle seeking protein-rich foods. For our Atkins brand, it has been people interested in weight management or pursuing a lifestyle of eating low carbohydrate foods. And, for our OWYN brand, the historic consumer base has been consumers looking for an allergen sensitive, plant-based RTD protein shake or protein powder that is high in protein and low in carbohydrates. As public opinion on the use of chronic weight management medication is shifting significantly as the popularity of clinical solutions grows and more medications are approved by the U.S. Food and Drug Administration (“FDA”), we are looking to communicate to consumers who have elected to use these medications what we believe are the complementary benefits of using our products to support achieving or maintaining their weight management goals.

For all our brands, we have an active and growing digital and social presence, using a comprehensive approach of search, banner, and search engine optimization efforts. We have an evolving social media presence on major channels such as Instagram, Facebook, Pinterest, X (formerly known as Twitter), TikTok, and YouTube. We also have a growing network of social influencers and content creators, who promote our products in their targeted social media posts. We believe social media is a cost-effective way of continuing to attract and retain our consumers. We believe our ongoing efforts to educate consumers about the benefits of our nutritional philosophy and lifestyle will further reinforce our brands. For our Quest brand, we have used national, targeted broadcast ad campaigns, and continue to leverage targeted streaming television ads and an extensive network of social media influencers and content creators who promote both our Quest brand products through their online posts to motivate new buyers and product introductions. For our Atkins brand, we are shifting our marketing efforts toward more digital marketing activities including social media influencers. Atkins has historically used targeted broadcast and streaming television and print ads with a celebrity-based campaign that attempts to broaden the reach of the Atkins brand to appeal to those consumers generally interested in low carbohydrate, low sugar nutrition. For the OWYN brand, we have used an extensive network of social media influencers and content creators who promote our OWYN branded products through their online posts to motivate and attract new buyers.

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

Our Purpose

At Simply Good Foods, our purpose is:

We’re on a mission to make food that is both radically nutritious and defyingly delicious.
Better nutrition made easy so you can reach your goals and live well.

Advancing Health, Nutrition and Wellbeing

We seek to empower healthy lives through smart and satisfying nutrition. We believe we play an important role in helping to improve nutrition and overall wellness in the United States through scientific research, education, and advocacy.

Since 2016, we have advocated with various branches of the U.S. federal government to encourage more inclusive guidance in the U.S. Department of Agriculture’s and U.S. Department of Health and Human Services’ Dietary Guidelines for Americans (the “Dietary Guidelines”), which is released every five years. The most recent rendition, the 2025-2030 Dietary Guidelines included concepts advocated for by Simply Good Foods, such as offering more flexible solutions for more Americans, including the more than half of the U.S. population suffering from negative metabolic-related conditions such as cardiovascular disease, prediabetes, diabetes and obesity. We also believe expanding the Dietary Guidelines would help to address health equity in many underserved populations in the United States who have higher rates of metabolic-related diseases. The advocacy work we have done is aligned with recent guidance issued by major health organizations such as the American Diabetes Association and the American Heart Association, both of which recommend reducing refined carbohydrates and added sugars as part of a lower carbohydrate approach as an option for those with diabetes.

Over the last decade our public policy advocacy work includes supporting peer-reviewed publications designed to address gaps in the literature related to dietary guidance as well as presenting the significant body of scientific research comprised of several hundred, peer-reviewed clinical studies in numerous meetings with policymakers, congresspeople, and decision-makers in the U.S. Department of Agriculture and the U.S. Department of Health and Human Services. In addition, we have sponsored numerous continuing education courses for registered dietitians and other healthcare professionals, regularly engage with nutrition professionals by attending and sponsoring conferences, and we are a member of multiple collaborative groups focused on improving the nutritional quality of the U.S. food system.

As part of our advocacy on the advantages of a protein-rich, low-carbohydrate, and low-sugar dietary approach, we have devoted portions of our respective brand websites and social media to promote consumer education, engagement, and dialogue about the benefits of our nutritional approaches and how our products can fit within those approaches. Through our websites and social media, we also share educational information to explain each brand’s approach to nutrition, teaching consumers how to make smarter food choices and the nutritional qualities of our approach and products. Our Atkins website also offers free of charge information regarding the Atkins protein-rich, low-carbohydrate and low-sugar approach to eating, and over 2,000 recipes designed to help consumers achieve and maintain a healthy lifestyle, while still enjoying delicious food.

Our Products

Core Quest Products

Our core Quest brand products consist of protein bars, salty snacks and RTD protein beverages.

Protein Bars. To keep on-the-go consumers energized and fueled, our Quest bars offer a convenient and effective solution in a variety of texture formats, providing consumers with protein, fiber and a delicious taste.

Salty Snacks. Quest’s protein chips and crackers line quickly became a high-selling product offering with an attractive nutrition profile when compared to conventional chip and cracker products.

RTD Protein Beverages. Quest’s rich and creamy ultra-processed milk protein milkshake contains 45 grams of protein and the Quest regular rich and creamy protein shake contains 30 grams of protein.

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

Core OWYN Products

RTD Protein Shakes and Powders. Our OWYN RTD protein shakes and powders are plant-based, contain 20 to 32 grams of protein and appeal to consumers mindful of certain allergens.

Marketing, Advertising and Consumer Outreach

Our marketing efforts are designed to maintain and increase consumer awareness of and demand for our products. We employ a broad mix of marketing, including coupons, product sampling, consumer and trade events, advertising (television, online and print) and recipe and food plans, to target our consumers. We also use online resources, including social media sites, to communicate with consumers and build interest in our brands. Our advertising and use of online resources are aimed at maintaining and increasing consumer preference and usage of our brands. Our trade promotions focus on obtaining retail feature and display support, achieving optimum retail product prices and securing retail shelf space. We use coupons and special discounts to help stimulate product trial and repeat purchases by providing consumers with economic incentives. The mix of these marketing activities varies among our brands.

As part of our advocacy on the advantages of a protein-rich, low-carbohydrate dietary approach, and with respect to our OWYN brand, plant-based, dairy free and allergen sensitive, we have devoted portions of our respective brand websites and social media to promote consumer education, engagement, and dialogue about the benefits of our nutritional approaches and how our products can fit within those approaches. Our sales and marketing team gathers information and feedback from consumers and retailers to enable us to better meet changing consumer needs. We also believe that an effective marketing tool is to share educational information through our brand websites to explain each brand’s approach to nutrition and the nutritional qualities of our products. We also provide access to consumer service representatives to answer questions and educate consumers on nutrition, new products and developments.

For our brands, in order to facilitate awareness and knowledge of the health benefits of a low-carbohydrate and protein-rich eating approach, whether dairy or plant-based, we have established a variety of marketing and advertising strategies to connect with consumers, including digital marketing and social media platforms, television broadcast and streaming advertising as well as celebrity and social media influencer endorsements.

We have built large consumer followings for our brands. Beyond the core historic consumers for each of our brands, we believe there is significant opportunity to increase household penetration for our products by expanding our marketing, product offerings and educational efforts to consumers who are focused more generally on long-term healthy living.

In the fifty-two weeks ended August 29, 2026, approximately 48% of Selling and marketing expenses were spent on advertising costs.

Retailers

We have a wide variety of customers across the mass merchandise, food, club, drug, small format, and e-commerce channels. A substantial majority of our sales are generated from a limited number of retailers. Sales to our largest retailer, Walmart Inc., represented approximately 30% of consolidated sales in fiscal year 2026, with approximately 24% through their mass retail and e-commerce channels and approximately 6% through their Sam’s Club channel. Sales to our next largest retailer, Amazon, represented approximately 20% of consolidated sales in fiscal year 2026. No other customer represents more than 10% of consolidated sales. For additional information, please see the risk factor “We rely on sales to a limited number of retailers for a substantial majority of our net sales, and losing one or more such retailers may materially harm our business. In addition, we maintain “at will” contracts with these retailers, which do not require recurring or minimum purchase amounts of our products”.

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

We believe an important component of meeting consumers’ nutritional needs is a focus on evolving current products. We are committed to continually finding new and innovative formulations for our products, as well as using “better-for-you” ingredients like nuts, fiber and various plant-and dairy-based proteins, while continually improving taste and quality.

We maintain an in-house research and development team as well as market research and consumer insight capabilities. Through our research and development laboratories in El Segundo, California, and Broomfield, Colorado, we control our brands’ innovations and product formulations from the ground up. By developing new products, prototypes and adjacencies in-house, we facilitate our core competencies in product innovation and enhance our speed to market.

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

Intellectual Property

We own numerous domestic and international trademarks and other proprietary rights that are important to our business. Depending upon the jurisdiction, trademarks are valid if they are used in the regular course of trade and/or their registrations are properly maintained. We believe the protection of our trademarks, copyrights, patents, domain names, trade dress and trade secrets is important to our success. We aggressively protect our intellectual property rights by relying on a combination of watch services and trademark, copyright, patent, trade dress and trade secret laws, and through the domain name dispute resolution system. We also own virtually all of the recipes and specifications for our products.

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
•perceived product value;
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

Sourcing. The principal ingredients to manufacture our products include cocoa and other coatings, dairy-based proteins, soy, nuts, and pea and pumpkin seed protein. Our packaging consists of flexible film, cartons, tetra paper, plastic bottles and corrugate. All our core ingredients are purchased according to rigorous standards to assure food quality and safety. These core ingredients are generally available in adequate quantities from several suppliers. We competitively bid with major suppliers to source competitively priced, quality ingredients and packaging that meet our standards. For certain ingredients we establish direct purchasing agreements with suppliers, under which our contract manufacturers source ingredients to produce finished products. We also procure certain ingredients directly that our contract manufacturers then use to produce our products and in some cases our contract manufacturers maintain certain standard ingredients of their selection under their own purchase agreements. We generally manage the cost of most of our packaging supplies, such as corrugate, film, and cartons.

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

Distribution. The majority of our products are shipped directly to one of our Distribution Centers, which are leased warehouses managed by a third-party logistics provider. A substantial portion of our inventory is shipped directly to our retailers from our warehouses by the same third-party logistics provider. Most of our remaining customers pick up their orders at our distribution centers and make their own arrangements for delivery to their fulfillment network. For certain customers, some of our products are shipped directly from the contract manufacturer to the customers’ locations. We believe our use of demand forecasting and vendor-managed inventory systems enables us to meet shipping demands, ensure timely delivery of orders and offer effective service levels to our customers. For the majority of our customers, our logistics provider distributes the finished goods from our Distribution Centers, which first flow through regional terminals. At the terminals, our orders are consolidated with other companies’ products being shipped to the customer. The finished goods are then distributed to retailer customers’ distribution centers.

International. Our products are also sold outside North America. Our top international sales are in Australia and New Zealand. For the fifty-two weeks ended August 29, 2026, international net sales represented approximately 2.2% of total net sales. These products are manufactured in North America and shipped internationally through a network of service providers, and the business is managed by a small number of employees in Australia and New Zealand.

Food Safety and Quality.

Food safety and quality is a top priority, and we dedicate substantial resources to ensure that consumers receive safe, high quality food products. Our products are manufactured in facilities that have programs and controls in place regarding consistent quality and food safety. Product attributes such as taste, aroma, texture, and appearance are regularly monitored. Good Manufacturing Practices and comprehensive food safety programs are designed to produce a safe, wholesome product. Our suppliers are required to have equally robust processes in place and confirm their compliance with product specifications with Letters of Guaranty and Certificates of Analysis for ingredient shipments. From fiscal year 2022 to September 2026, our U.S. operations maintained an ISO 22000 certification, and in September 2026 we achieved Food Safety System Certification, or FSSC, 22000 certification, a certification that is recognized by the Global Food Safety Initiative, or GFSI, a globally recognized food safety standard.

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

We, along with our third-party service providers, including our e-commerce contractors and third-party sellers, collect information about consumers directly from them as well as automatically through their use of our websites. We collect information from consumers when they interact with our websites and the services we offer on those sites. The information we collect varies based on the consumer’s particular interaction with our websites. We may combine this information with other information that we collect. We and our third-party service providers may use cookies and other similar tracking technologies to track information about consumers’ use of our websites and the services we offer on those websites. The website operations of our third parties may be affected by reliance on other third-party hardware and software providers, technology changes, risks related to the failure of computer systems through which these website operations are conducted, telecommunications failures, data security breaches and similar disruptions.

Segments

As of August 29, 2026, the Company determined its operations are organized into one consolidated operating segment and reportable segment, represented by the Company’s consolidated financial statements. Previously, as of August 30, 2025, the Company’s operations were organized into two operating segments, Quest and Atkins, and OWYN, which were aggregated into one reportable segment due to similar financial, economic and operating characteristics.

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

Human Capital Resources

As of August 29, 2026, our workforce consisted of 282 employees globally with approximately 72% based in an office or in research and development (“R&D”) lab locations. Of that total, approximately 95% of our employees were in the United States, and the rest were in Canada, Australia, and New Zealand. Of these total employees, 122 employees were engaged in marketing and sales, 83 were engaged in R&D, operations and quality, and 77 were engaged in administration. Of our United States employees, 25 employees were hourly and 242 were salaried. No employees were covered by a collective bargaining agreement.

Purpose and Values. Our purpose and values reflect one unified Simply Good Foods company. We’re on a mission to make food that is radically nutritious and defyingly delicious. Our values, Simply Deliver, Simply Together, Simply Bold, Simply Learn & Grow, and Simply Kind, are critical to our success in fulfilling our vision.

Training & Development. Training and development is critical to our success, helps our employees grow their career, and is one way we attract, motivate and retain our employees. We regularly host “Nutrition Bite” and other training sessions for employees, with the Nutrition Bite sessions providing education and additional background on our nutrition philosophy and providing timely updates on regulatory news and evolving nutritional topics. To develop effective and empowered leaders, we host regular trainings and informational sessions on other relevant topics.

In our normal performance review cycle, which took place in early fiscal year 2026, approximately 99% of our employees held career discussions with their managers to identify opportunities for development and career progression. Because of career discussions, mentorship opportunities and the talent review process conducted by our senior leadership, during fiscal year 2026, we promoted approximately 10% of our workforce and provided associated compensation increases.

Our Inclusion & Belonging Initiatives (“I&B”). Our Board of Directors’ Corporate Responsibility and Sustainability committee has been tasked with, among other things, overseeing human capital resources and all our I&B initiatives. These initiatives include the following, among others:

•In 2022, we established a group focused on building inclusion and belonging named Simply Good People. In its fourth year, Simply Good People sponsored a number of educational speakers, cultural celebrations, and connection opportunities. Through this, Simply Good People seeks to foster a positive, open, and trusted culture of belonging where every person feels empowered to bring their unique selves to the workplace.
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

Employee Culture. We regularly ask our employees to respond to engagement surveys to gather feedback on topics including teamwork, growth, job satisfaction, and engagement. This encourages open communication with employees and management, and tracks employee engagement over time.

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

We understand that each employee’s situation is unique, so we offer benefits that can be shaped and molded by each employee to fit their individual or family's needs. Our current benefits vary by region, but in the U.S. generally include medical, dental and vision insurance, 401(k) retirement plan, savings accounts, life and disability insurance coverage, free mental telehealth support, and other voluntary benefits.

We recognize the importance of balance in our employees lives to their overall wellbeing, so we offer our employees time off benefits to recharge, including vacation time, flexible vacation for exempt positions, sick leave, ten company-paid holidays per year, wellness stipend, flexible remote workdays every Monday and Friday, and paid parental leave.

We encourage and support our employees to give back to charities they are passionate about, and we match a portion of employee donations. We also offer a Volunteer Time Off policy that reflects our commitment to community responsibility and impact. Through this program, employees are provided with two days of paid time-off each year to volunteer with meaningful causes that strengthen the communities where we live and work, while reinforcing our mission and values.

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

Risks Related to our Business

Changing consumer preferences, habits, perceptions of certain nutritional snacking products, and discretionary spending may negatively affect our brand loyalty, purchase frequency rate, and net sales, and materially and adversely affect our business, financial condition and results of operations.

We develop, market and sell products we believe have positive effects on health and compete in a market that relies on innovation and evolving consumer preferences. The packaged food industry in general, and the nutritional snacking industry in particular, is subject to changing consumer trends, demands, and preferences and nutrition science is constantly evolving. Products, ingredients, or methods of eating once considered healthy may become disfavored by consumers, scientifically questioned, no longer be perceived as healthy, or be affected by the expanding consumer use of weight management medications.

Trends within the food industry change over time and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced consumer demand, shelf or retail space and price reductions, and could materially and adversely affect our business, financial condition and results of operations. Additionally, certain ingredients used in our products may become negatively perceived by consumers for a variety of reasons, resulting in reformulation of existing products to remove such ingredients, which may negatively affect the taste or other qualities of our products. Factors that may affect consumer perception of healthy products include dietary trends and attention to different nutritional aspects of foods, concerns regarding the health effects of specific ingredients and nutrients, regulations on certain ingredients, trends away from specific ingredients and processing in products, and increasing awareness of the environmental and social effects of product production.

Consumer perceptions of the nutritional profile of our products and related eating practices may shift. Consumers may also no longer perceive products with fewer carbohydrates, higher levels of protein, higher levels of fat, or additional fiber or which contain alternative sweeteners as healthy or needed to achieve wellness, lifestyle, fitness goals, or personal weight management with the increased use of weight management medications. Adverse messaging in the media, including social media, or within certain influencer communities, relating to the marketing of nutritional snacking products or weight-related dietary programs may adversely affect the overall consumer impression of certain products, programs or brands, which may materially and adversely affect our business. Nutritional and healthy lifestyle approaches are the subject of numerous studies and publications, often with differing views and opinions, some of which may be adverse to us.

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

For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Trends.”

Our operations are dependent on a global supply chain and the effects on us or our suppliers of supply chain constraints and inflationary pressures, including those related to tariffs, could adversely affect our operating results.

Our operations and the operations of our contract manufacturers have been, and may continue to be, affected by supply chain constraints and packaging, ingredient and labor challenges resulting in increased costs. The continuing uncertain economic environment and macroeconomic and geopolitical events and trends may increase or prolong these risks. In addition, current or future governmental policies or regulations, which include the imposition of tariffs, or the effects on certain ingredients resulting from climate change or regulations associated with combating climate change may increase the risk of further inflation, which could further increase the costs of ingredients, packaging and finished goods for our business. Similarly, if costs of goods and labor continue to increase, our suppliers may continue to seek price increases from us. These circumstances have resulted in negative effects on our results of operations and are expected to continue. If we cannot mitigate the effect of supply chain constraints and inflationary pressure through price increases or cost saving measures, our results of operations and financial condition could be further negatively affected.

Even if we can raise the prices of our products, consumers might react negatively to these price increases, which could have a material adverse effect on, among other things, our brands, reputation, and sales. If our competitors maintain or lower their prices while we raise prices, we may lose customers or the purchase frequency of our products may slow, which would both adversely affect sales. Our profitability has been and may in the future be negatively affected by higher costs, inadequate pricing or a reduction in purchase frequencies of our products, which may negatively affect gross margins and sales. Even though we continue to work to alleviate supply chain constraints through various measures, we cannot predict the effect of these constraints on the timing of revenue and operating costs of our business in the near future. Supply chain challenges and supply chain constraints relating to ingredients, freight and packaging, including cost inflation in general and as related to tariffs, have negatively affected our gross margins and profitability in the past and may continue to have a negative effect on our future operating results and profitability. In addition, prolonged unfavorable economic conditions, including because of recession or slowed economic growth, labor strikes, or public health outbreaks, endemics or pandemics, may have an adverse effect on our sales and profitability.

If we cannot maintain or increase the prices of our products to cover elevated input costs, our margins may decrease.

We rely, in part, on price increases to offset cost increases and maintain or improve the profitability of our business. Our ability to maintain prices or effectively implement price increases may be affected by several factors, including competition, effectiveness of our marketing programs, the continuing strength of our brands, market demand and general economic conditions, including broader inflationary pressures. During challenging economic times, consumers may be less willing or able to pay a price premium for our branded products and may shift purchases to lower-priced or other value offerings, making it more difficult for us to maintain prices and/or effectively implement price increases. In addition, our retail partners and distributors may refuse to accept our price increases and pressure us to rescind price increases we have announced or already implemented, whether through a change in list price or increased trade and promotional activity. If we cannot maintain or increase prices for our products or must increase trade and promotional activity, our margins may be adversely affected. Furthermore, price increases generally cause volume losses, as consumers tend to purchase fewer units at higher price points. If such losses are greater than expected or if we lose distribution due to price increases, our business, financial condition and results of operations may be materially and adversely affected.

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

In addition, low carbohydrate lifestyle consumers of our products and those consumers using chronic weight management medication to support their weight loss goals may have different preferences and spending habits than the consumers of traditional weight loss products. We may also fail to adequately explain to consumers using chronic weight management medication how our products can support achieving and maintaining weight loss goals. We may fail in reaching and maintaining the loyalty or purchase frequency rate of new consumers to the same extent, or at all, as we have with our historical consumers. We may also not succeed in evolving our advertising and other efforts to appeal to our target consumers.

If we cannot identify and capture new audiences and demographics for our brands, our ability to integrate additional brands successfully may be adversely affected. Accordingly, we may not be able to successfully implement our growth strategies, expand the number of our brands, or continue to maintain growth in our sales, or at all. If we fail to implement our growth strategies or if we invest resources in growth strategies that ultimately prove unsuccessful, our sales and profitability may be negatively affected, which could materially and adversely affect our business, financial condition and results of operations.

For more information see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Trends.”

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

Our results depend on our ability to drive revenue growth, in part, by maintaining and expanding the distribution for our products. Our ability to do so may be limited by an inability to secure new retailers or maintain or add shelf and retail space for our products. Shelf and retail space for nutritional snacks is limited and subject to competitive and other pressures. There can be no assurance that retailers will provide sufficient, or any, shelf space, nor that online retailers will provide online access to, or adequate product visibility on, their platform to enable us to meet our growth objectives. Recently, the Atkins and OWYN brands have seen a reduction of retailer shelf space and total points of distribution, which has had, and we expect will continue to have, a negative effect on those brands’ net sales.

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

If the perception of our brands or organizational reputation is damaged, our consumers, distributors and retailers may react negatively, which could materially and adversely affect our business, financial condition and results of operations.

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

The use of social media platforms and similar channels and online applications is pervasive and can provide individuals with access to a broad audience of consumers and other interested persons and access to commentary or ratings on the nutritional value of products. The availability of this information is virtually immediate, as is its effect. Many social media platforms provide the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. In addition, many online applications that provide ratings of the nutritional value of products present their ratings with a particular viewpoint that may not be understood by consumers. The opportunity for dissemination of information, including inaccurate information, is potentially limitless. Information about our business and/or products may be circulated on such platforms or through such applications at any time. Negative views regarding our products and the efficacy of our eating approaches have been posted on various social media platforms and ranking applications, may continue to be posted in the future, and are out of our control. Regardless of their accuracy or authenticity, such information and views may be adverse to our interests and may harm our reputation and brands. The harm may be immediate without affording an opportunity for redress or correction. Ultimately, the risks associated with any such negative publicity cannot be eliminated or completely mitigated and may materially and adversely affect our business, financial condition and results of operations.

We must appropriately allocate resources to maintain consumer awareness of our brands, build brand loyalty and generate interest in our products. Our marketing strategies and channels will evolve, and our programs may or may not be successful.

To remain competitive and expand and keep shelf placement for our products, we may need to increase our marketing and advertising spending to maintain and increase consumer awareness, protect and grow our existing market share or promote new products, which could affect our operating results. Substantial advertising and promotional expenditures may be required to maintain or improve the market position of our brands or to introduce new products to the market. We, along with participants in our industry, are increasingly engaging with non-traditional and evolving media channels, including consumer outreach through social media and web-based communications, which may not prove successful. An increase in our marketing and advertising efforts may not maintain our current reputation or lead to increased awareness for our brands. Moreover, we may not maintain current awareness of our brands due to any potential fragmentation of our marketing efforts as we continue to focus primarily on a low-carb, low-sugar and protein-rich nutritional approach for everyday snacking consumers. In addition, as media becomes increasingly fragmented, with consumers viewing media more and more through a variety of different platforms, channels and devices such as mobile devices and online streaming and less from traditional broadcast and cable television outlets, our costs to reach a comparable number of target consumers for our advertising activities have increased.

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

Risks Related to our Operating Model

Ingredient and packaging costs are volatile and have risen and may rise significantly for a variety of reasons, many of which are outside our control, which may negatively affect the profitability of our business.

We source ingredients and packaging from a variety of vendors and suppliers, including domestic and international sources. We negotiate the prices for large quantities of core ingredients, such as nuts, protein, fiber and packaging materials. Several ingredients are farmed or manufactured outside of the United States. Costs of ingredients and packaging are volatile and can fluctuate due to conditions difficult to predict, including global competition for resources, fluctuations in currency and exchange rates, weather conditions, the effects of climate change, natural or man-made disasters, consumer demand, geopolitical events, and changes in governmental trade regulations, including the imposition of tariffs in the United States and other countries, and agricultural programs and environmental regulations affecting the production or manufacturing of ingredients and packaging. Volatility in the prices of the core ingredients and other supplies we purchase increased in recent fiscal years and we experienced increased costs for certain core ingredients and supplies during fiscal year 2026. We also anticipate increases in the cost of certain core ingredients and supplies during fiscal year 2027. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Trends.”

United States trade policies, including tariffs, and potential related actions by other countries are all outside of our control and may affect our financial condition or results of operations. The United States has announced tariffs on imports from a broad range of countries, including the European Union, Canada, Mexico, and China, which are causing inflationary pressures and higher costs on certain of our ingredients and packaging and imports from the affected countries during fiscal year 2026, which is expected to continue in fiscal year 2027. If maintained, the announced tariffs, as well as related measures that have been and could be taken by other countries and the potential escalation of trade disputes, are expected to affect our business and results of operations. The extent and duration of the tariffs and the resulting effect on general economic conditions and on our business as a result of increases in prices for ingredients and packaging we import or our suppliers and vendors purchase to produce these items that we acquire through our supply chain are uncertain and depend on various factors, such as negotiations between the United States and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products.

Our attempts to potentially offset these pressures through increases in the selling prices of some of our products or cost savings initiatives may not be successful and may result in reductions in sales volume and/or profitability. To the extent that price increases or cost savings initiatives are not sufficient to offset increased costs, and/or if they result in significant decreases in sales volume and/or profitability, our business, financial condition, or operating results may be adversely affected.

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

The core ingredients used in manufacturing our products include nuts, protein and fiber. We rely on a limited number and in certain cases single third-party suppliers to provide our core ingredients, a portion of which are international companies. There may be a limited market supply of any of our core ingredients. Any disruption in supply could materially and adversely affect our business, particularly our profitability and margins. Events that adversely affect our suppliers could impair our ability to obtain core ingredient inventories in the quantities desired. Such events include problems with our suppliers’ businesses, finances, labor relations, sustainability concerns, evolving applicable environmental regulations, ability to import core ingredients, delays in imported core ingredients being processed through local customs, costs, production, insurance, reputation and weather conditions during growing, harvesting or shipping, including flood, drought, frost and earthquakes, man-made disasters or other catastrophic occurrences, and geopolitical events.

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

we may be forced to seek other manufacturers. We may not be able to identify and qualify new manufacturers promptly that could allocate sufficient capacity to meet our requirements, which could adversely affect our ability to make timely deliveries of products. Furthermore, we may be unable to negotiate pricing or other terms with existing or new manufacturers as favorable as what we currently enjoy. In addition, there is no guarantee a new manufacturing partner could accurately replicate the production process and taste profile of the existing products. In addition, occasionally we determine to select new contract manufacturers to replace existing manufacturers to produce our products. If the transition to a new manufacturer is delayed or we experience product quality or other production issues during the transition to the new manufacturer, our business may be negatively affected until these issues are resolved. We also from time to time are required to establish relationships with one or more new manufacturers and ingredient suppliers to produce new products or product formats. We may not be able to identify and qualify these new manufacturers and suppliers promptly, which could adversely affect our ability to make timely deliveries of these new products or product formats to our customers.

Our contract manufacturers also independently contract for and obtain certain ingredients and packaging for our products. If we or our contract manufacturers cannot obtain certain ingredients or packaging in the required amounts or at all, their ability to manufacture our products could be adversely affected. It could take a significant period of time to locate and qualify such alternative production sources or alternative ingredients or packaging, which could materially and adversely affect our business.

If having our products available for consumer purchase through our retail customers is disrupted for any reason, including because of an inability to obtain ingredients or packaging, labor challenges at our logistics providers or our contract manufacturers, or if our customers experience delays in stocking our products in their locations, we may experience a reduction in sales at retail and our results of operations could be materially and adversely affected.

We rely in large part on our third-party contract manufacturers to maintain the quality of our products. The failure or inability of contract manufacturers to comply with the specifications and requirements of our products could cause product recalls, which could materially and adversely affect our reputation and subject us to significant liability should the consumption of any of our products cause or be claimed to cause illness or injury. Our products implicate risks such as product contamination, spoilage, product tampering, other adulteration, mislabeling and misbranding. We also license certain products that contain our brands and logos, but which are produced and distributed exclusively by third parties over whom we have limited control. In addition, we do not own our warehouse facilities, but they are managed for us by a third party.

Under certain circumstances, we may be required to, or may voluntarily, recall or withdraw products. A widespread recall or withdrawal of any of our own or licensed products may negatively and significantly affect our sales and profitability and could cause significant losses depending on the costs of the recall, destruction of product inventory, reduction in product availability, and reaction of competitors and consumers.

We are, and may in the future be, subject to claims or lawsuits, including class action lawsuits which may result in liability for actual or claimed injuries, illness, death, damages, or reimbursements. Any of these events could materially and adversely affect our business, financial condition and results of operations. Whether or not a claim or lawsuit is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness, injury, damages, or were sold using misleading marketing claims could adversely affect our reputation with existing and potential consumers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our available insurance or by any rights of indemnity or contribution we may have against others. We maintain product liability insurance for an amount we believe to be adequate. However, we may incur claims or liabilities for which we are not insured or that exceed our insurance coverage. A product liability judgment against us or a product recall could materially and adversely affect our business, financial condition and results of operations.

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

A substantial amount of our sales are generated from a limited number of retailers. Sales to our largest retailer customer, Walmart Inc., represented approximately 30% of consolidated sales in fiscal year 2026, with approximately 24% through their mass retail and e-commerce channels and approximately 6% through their Sam’s Club channel. Sales to our next largest retailer, Amazon, represented approximately 20% of consolidated sales in fiscal year 2026. No other customer represents more than 10% of sales. Although the composition of our significant retailers may vary from period to period, we expect most of our sales will continue to come from a relatively small number of retailers for the foreseeable future. These retailers may take actions that affect us for reasons we cannot anticipate or control, such as their financial condition, changes in their business strategy or operations, including their inability to meet their labor or other human capital needs, the perceived quality of their products and introducing competing products. There can be no assurance that Walmart or Amazon or our other significant customers will continue to purchase our products in the same quantities or on the same terms as in the past, particularly as increasingly powerful retailers continue to demand lower pricing. During fiscal year 2026, Walmart and other retailers reduced the number of Atkins products they carry in their stores and in the future may reduce the total assortment of Atkins and OWYN products they carry.

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

Conversely, occasionally, we may experience unanticipated increases in orders for our products from these retailers that can create supply chain problems and may cause unfilled orders. If we cannot meet increased demand for our products, our reputation with these retailers, and ultimately our consumers, may be harmed. Unanticipated fluctuations in product requirements could cause fluctuations in our results from quarter to quarter. Consolidation among retailers may also materially and adversely affect our results. An increase in the concentration of our sales to large customers may negatively affect our profitability due to the effect of higher shelving fees and reduced volumes of product sold. Furthermore, as retailers consolidate or account for a larger percentage of our sales, they may reduce the number of branded products they offer to accommodate private label products and pressure us to lower the prices of our products.

The disruption in or an inability to efficiently operate our fulfillment network could materially and adversely affect our business, financial condition, and results of operations.

For our U.S. operations, we utilize distribution centers in Greenfield, Indiana. A substantial portion of our inventory is shipped directly to our retailers from these centers by a third-party logistics provider. Many of our other customers pick-up their orders at our distribution centers and arrange for delivery to their fulfillment network. A small percentage of our customers are shipped certain products directly from a co-manufacturing location. We rely significantly on the orderly operation of our distribution centers and logistics providers. If complications arise, a particular facility is damaged or destroyed or if either our third-party logistics partners or our customers who transport their own orders to their fulfillment network cannot meet their labor or other human capital needs for delivery drivers or other warehouse personnel or if trucking regulations affect current trucking norms (such as a shift to electric vehicles), our ability to deliver inventory timely or cost effectively could be significantly impaired, which could materially and adversely affect our business because of lost consumer purchases at retail thereby negatively affecting our operations.

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

Climate Change, or legal, regulatory, or market measures to address climate change, may negatively affect our business and operations.

There is concern that carbon dioxide and other greenhouse gases in the atmosphere may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. If such climate change has a negative effect on agricultural productivity, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products, such as whey, cocoa and palm or other plant-based oils. Adverse weather conditions and natural disasters can reduce crop size and crop quality, which in turn could reduce our supplies of raw materials, lower recoveries of usable raw materials, increase the prices of our raw materials, or disrupt production schedules. The physical effects and transitional costs of climate change and the legal, regulatory or market initiatives to address climate change could have a negative effect on our business, financial condition, and results of operations.

There is an ongoing focus by regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies, recycling, and sustainability. Increased compliance costs and expenses because of climate change and additional legal or regulatory requirements regarding climate change that are designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment may cause disruptions in, or an increase in the costs associated with, our business. Moreover, compliance with any such legal or regulatory requirements may require us to make significant changes in our business operations and strategy, which will likely require us to devote substantial time and attention to these matters and cause us to incur additional costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse effect on our business and results of operations.

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

We increasingly rely on cloud computing and other technologies that result in third parties holding significant amounts of customer, consumer or employee information on our behalf. There continues to be an increase in the frequency and sophistication of attempts to compromise the security of these systems. If the security and information systems we or our outsourced third-party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with applicable laws and regulations, we could face litigation and the imposition of penalties that could adversely affect our financial performance. Our reputation as a brand or as an employer could also be adversely affected by these types of security breaches or regulatory violations, which could impair our ability to attract and retain qualified employees.

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

Except for limited information voluntarily submitted by users of our websites, we typically do not collect or store consumer data or personal information, although we do share information with third-party providers to provide consumer advertising. However, third-party providers, including our licensees, contract manufacturers, e-commerce contractors and third-party sellers may do so. The website operations of such third parties may be affected by reliance on other third-party hardware and software providers, technology changes, risks related to the failure of computer systems through which these website operations are conducted, telecommunications failures, data security breaches and similar disruptions.

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
•suffer reputational harm; and
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
•state and federal consumer protection and disclosure laws;
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
•laws relating to export, re-export, transfer, tariffs and import controls, including the Export Administration Regulations, the EU Dual Use Regulation and the customs and import laws administered by the U.S. Customs and Border Protection and other local governments where our contract manufacturers are located;
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

As of August 29, 2026, we had approximately $350 million in outstanding term loan indebtedness and a revolving credit facility with availability of up to $75 million with no amounts drawn on that revolving credit facility. Our current and future debt level and the terms of our debt arrangements could materially and adversely affect our financial condition and limit our ability to successfully implement our growth strategies. In addition, under the credit facilities governing our indebtedness, we have granted the lenders a security interest in substantially all of our assets, including the assets of our subsidiaries and an affiliate.

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

At this time, it is not possible to predict the effect of any establishment of alternative reference rates or any other reforms that may be enacted. Uncertainty as to the nature of such potential changes, alternative reference rates, including SOFR, or other reforms may adversely affect the trading market for SOFR-based securities, including ours. As a result, our interest expense may increase, our ability to refinance some or all our existing indebtedness may be affected, and our available cash flow may be adversely affected.

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

We have incurred and expect to continue to incur significant legal, accounting, insurance and other expenses because of being a public company. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and related rules implemented by the SEC and listing exchange rules and requirements, have required changes in corporate governance practices of public companies. In addition, rules that the SEC is implementing or is required to implement pursuant to the Dodd-Frank Act may require additional changes. Compliance with these and other similar laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”), has increased and will continue to increase expense, including our legal and accounting costs, and make some activities more time-consuming and costly. We may be unable to hire, train or retain necessary staff and may be reliant on engaging outside consultants or professionals, which could adversely affect our business if our internal infrastructure is inadequate to fulfill our public company obligations. These laws, regulations and rules, including new compensation clawback rules, could also make it more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers.

In addition, more investors and other market professionals are expecting more detailed environmental, social and governance or ESG reporting from public companies of our size that is currently produced by public companies with human and financial resources that are greater than ours. Furthermore, the SEC has adopted rule changes, and the State of California has enacted legislation that would require us to include certain climate-related disclosures, including greenhouse gas emission data with third-party attestation and climate-related financial statement metrics in a note to our audited financial statements. These rules and legislation may require us to change our accounting policies, to alter our operational policies and to implement new or enhance existing systems so that they reflect new or amended financial reporting standards, or to restate our published financial statements. Such changes may have an adverse effect on our business, financial position and operating results, or cause an adverse deviation from our revenue and operating profit targets, which may negatively affect our financial results.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. In the future, we may discover areas of our internal control over financial reporting that need improvement. In addition, our internal financial and accounting team is leanly staffed, which can lead to inefficiencies regarding segregation of duties. If we fail to properly and efficiently maintain an effective internal control over financial reporting, we could fail to report our financial results accurately and timely.

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

We may identify material weaknesses in the future, which could limit our ability to prevent or detect a material misstatement of our annual or interim financial statements. The occurrence of, or failure to remediate, any material weakness we have identified or any other material weakness could result in our failure to maintain compliance with legal requirements, including Section 404 of the Sarbanes-Oxley Act and rules regarding timely filing of periodic reports, in addition to applicable stock exchange listing requirements, could cause investors to lose confidence in our financial reporting and could have an adverse effect on the market price of our common stock.

We may be required to recognize impairment charges that could materially affect our financial results.

We assess our noncurrent assets, including trademarks, goodwill and other intangible assets, and other long-lived assets, as and when required by accounting principles generally accepted in the United States to determine whether they are impaired and, if they are, we record appropriate impairment charges. We have recorded, and we may be required to record in the future, significant impairment charges and, if we do so, our net income could be materially adversely affected. Refer to Note 5, Goodwill and Intangibles, for additional information regarding the Company’s impairment assessments and related impairment charges recorded during fiscal year 2026.

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

Anti-takeover provisions in our amended and restated certificate of incorporation and third amended and restated bylaws, and provisions of Delaware law, could impair a takeover attempt.

Our amended and restated certificate of incorporation and third amended and restated bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

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
•providing that directors may be removed prior to the expiration of their terms by stockholders only for cause and upon the affirmative vote of a majority of the voting power of all outstanding shares of the combined company; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

Other Risks

Disruptions in the worldwide economy may materially and adversely affect our business, financial condition and results of operations.

Adverse and uncertain economic conditions, such as those caused by the inflationary environment, geopolitical events and public health emergencies have, in the past, affected, and, in the future, may affect distributor, retailer and consumer demand for our products. In addition, our ability to manage normal commercial relationships with our suppliers, contract manufacturers, distributors, retailers, consumers and creditors may suffer. Consumers may shift purchases to lower-priced or other perceived value offerings during economic downturns and periods of high inflation, making it more difficult to sell our premium products. Due to the relative costs of our products, during economic downturns and periods of high inflation, it may be more difficult to convince consumers to switch to or continue to use our brands or convince new users to choose our brands without expensive sampling programs and price promotions. In addition, consumers may choose to purchase private-label products rather than branded products because they are generally less expensive. Distributors and retailers may become more conservative in their ordering in response to these conditions and seek to reduce their inventories. Our results of operations depend on, among other things, our ability to maintain or increase sales volume with our existing distributors and retailers, to attract new consumers and to provide products that appeal to consumers at prices they are willing and able to pay. Prolonged unfavorable economic conditions may have an adverse effect on our sales and profitability.

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

Finally, our business could be negatively affected by changes in the U.S. and Canadian political environments, in particular. We operate primarily in the United States, and we ship a large number of products between the U.S. and Canada. Adverse changes to trade agreements, import or export regulations, customs duties or tariffs, including exemptions to customs duties or tariffs by either or both governments may have a negative effect on our business, financial condition and results of operations.

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

Our amended and restated certificate of incorporation provides that, to the extent allowed by law, the doctrine of “corporate opportunity” does not apply with respect to the directors, officers, employees or representatives of Conyers Park Sponsor, LLC (“Conyers Park Sponsor”), Centerview Capital Holdings LLC (“Centerview Capital”) and Centerview Partners and their respective affiliates, except as provided below.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Overview and Leadership

Our enterprise risk management framework considers cybersecurity risk alongside other risks as part of our overall enterprise risk assessment process. As part of our enterprise risk management, we maintain a comprehensive information technology, data governance and cybersecurity program that leverages people, processes and technology to support the effectiveness of our information technology systems and identify, prevent and mitigate information technology and data security risks. Our cybersecurity program is aligned to the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF). Our cybersecurity team utilizes a variety of tools, processes and outside resources to continue to evolve and maintain our cybersecurity program’s maturity across the elements of NIST CSF.

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

Our information security function and management team is led by our Chief Information Officer, who has approximately 26 years of experience in the information technology area and reports to our Chief Financial Officer. Our Director of Infrastructure and Controls has approximately 20 years of experience in the information technology area.

The information security team is responsible for monitoring, managing, assessing and mitigating cybersecurity risks and threats on a day-to-day basis and is responsible for improving and strengthening our cybersecurity environment. As discussed below, the information security team works with nationally recognized third parties and licenses various cybersecurity tools and products to assist with assessing and managing cybersecurity risks. The information security team regularly interacts with and discusses cybersecurity matters with our Chief Financial Officer and a member of our Board who serves as the Board’s primary contact on cybersecurity matters as a part of our company-wide risk management system. The information security team has plans and processes in place to escalate certain cybersecurity issues to senior management and the Board or the Audit Committee, including to determine whether, when and how to publicly disclose any material cybersecurity event. In addition, we maintain insurance to help reduce our exposure from potential losses should a cybersecurity incident arise.

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

Governance Overview

Our Board oversees cybersecurity risk through multiple methods. The Audit Committee of the Board has been delegated certain cybersecurity oversight responsibility and, among other things, receives quarterly updates and presentations from our Chief Information Officer regarding our cybersecurity environment, cybersecurity risks and threats, cybersecurity projects we have implemented and plan to implement and other cybersecurity developments. The chair of the Audit Committee reports to the full Board after each meeting. In addition, our information security team regularly interacts with and discusses cybersecurity matters with a member of the Board who serves as the Board’s primary contact on cybersecurity matters as part of our company-wide risk management system. On a quarterly basis, the Board receives a Quarterly Enterprise Risk Assessment Update that typically includes content regarding Information Technology systems and cybersecurity.

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

Item 3. Legal Proceedings.

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of our business. Except as described below, we are not presently a party to any litigation that we believe to be material, and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results, financial condition or cash flows.

On August 14, 2026, a putative class action complaint captioned Monroe County Employees’ Retirement System v. The Simply Good Foods Co. et al., No. 1:26-cv-06971-JAV, was filed in the United States District Court for the Southern District of New York. The complaint names as defendants the Company, our former CEO Geoff E. Tanner, our former CFO Shaun P. Mara, and our current CFO Christopher J. Bealer. The complaint alleges that the defendants made materially false and/or misleading statements or omissions regarding our integration of OWYN and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff seeks to represent a putative class of stockholders who purchased our common stock between October 24, 2024, and April 8, 2026, both dates inclusive. We believe the complaint lacks merit and intend to defend the claims vigorously.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is currently quoted on the Nasdaq Capital Market under the symbol “SMPL.”

As of October 22, 2026, there were 86,861,967 shares outstanding and 9 record holders of our common stock.

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

Issuer Purchases of Equity Securities

Period	Total number of shares purchased	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum dollar value of shares that may yet be purchased under the plans or programs(1)
May 31, 2026 - June 27, 2026	—	$—	—	$157,513,691
June 28, 2026 - July 25, 2026	—	—	—	157,513,691
July 26, 2026 - August 29, 2026	10,467	9.96	10,467	157,409,435
Total	10,467	$9.96	10,467	$157,409,435
(1) Represents shares repurchased under our stock repurchase program adopted in November 2018. On January 6, 2026, the Company announced that its Board of Directors approved a $200.0 million increase in its repurchase authorization under its stock repurchase program (the “Current Authorization”). As of August 29, 2026, approximately $157.4 million remained available under the Current Authorization. Under the stock repurchase program, we may repurchase shares from time to time in the open market or in privately negotiated transactions. The stock repurchase program does not obligate us to acquire any specific number of shares over any specific period of time. We may suspend or discontinue the stock repurchase program at any time, and the stock repurchase program does not have an expiration date.

(2) Average price paid per share includes commissions, but excludes our liability under the 1% excise tax on the net amount of share repurchases required by the Inflation Reduction Act of 2022.

Performance Graph

The following stock performance graph compares the cumulative total stockholder return over the last five fiscal years for (i) the Company’s common stock, (ii) the Standard & Poor’s 500 Index, and (iii) the Standard & Poor’s 500 Packaged Foods & Meats Index. The graph assumes the value of the investment in our common stock and each index was $100.00 on August 28, 2021, with the value of each index inclusive of the reinvestment of any dividends.

The stock price performance below is not necessarily indicative of future stock price performance.

$300.00
$275.00
$250.00
$225.00
$200.00
$175.00
$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
August 28, 2021
August 27, 2022
August 26, 2023
August 31, 2024
August 30, 2025
August 29, 2026
The Simply Good Foods Company
S&P 500 Index
S&P 500 Packaged Foods & Meats Index

	Annual Return Percentage
	Fiscal Years Ending
Company Name / Index	August 28, 2021	August 27, 2022	August 26, 2023	August 31, 2024	August 30, 2025	August 29, 2026
The Simply Good Foods Company	$100.00	$89.14	$97.48	$89.36	$80.99	$30.92
S&P 500 Index	$100.00	$89.98	$97.70	$125.26	$143.26	$171.02
S&P 500 Packaged Foods & Meats Index	$100.00	$111.29	$106.42	$106.84	$89.07	$84.46

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

Our fiscal year ends the last Saturday in August. Our fiscal year 2026 ended August 29, 2026, was a fifty-two week period. Our fiscal years 2025 and 2024 ended August 30, 2025, and August 31, 2024, were a fifty-two week period and a fifty-three week period, respectively. Our fiscal quarters are comprised of thirteen weeks each, except for fifty-three week fiscal periods for which the fourth quarter is comprised of fourteen weeks, and end on the thirteenth Saturday of each quarter (fourteenth Saturday of the fourth quarter, when applicable). Our fiscal quarters for fiscal 2026 ended on November 29, 2025, February 28, 2026, May 30, 2026, and August 29, 2026.

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

Overview

The Simply Good Foods Company is a consumer packaged food and beverage company that aims to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements, and other product offerings that seek to address consumers’ increasing demand for protein-rich food, that is low in simple carbohydrates. The product portfolio we develop, market and sell consists primarily of protein bars, ready-to-drink (“RTD”) protein shakes, sweet and salty protein snacks and confectionery products marketed under the Quest, Atkins, and OWYN brand names. Simply Good Foods is poised to expand its wellness platform through innovation and organic growth along with acquisition and licensing opportunities.

Our nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies and health-and-wellness trends: Quest for consumers seeking a variety of protein-rich foods and beverages that also limit sugars and simple carbohydrates, Atkins for those following a low-carbohydrate lifestyle or seeking to manage weight or blood sugar levels, and OWYN for consumers seeking protein-rich beverages that are plant-based and tested for the top nine allergens. We distribute our products in major retail channels, primarily in North America, including grocery, club, and mass merchandise, and through e-commerce, convenience, specialty, and other channels. Our portfolio of nutritious snacking brands gives us a strong platform with which to introduce new products, expand distribution, and attract new consumers to our products.

The Simply Good Foods Company (“Simply Good Foods”) was formed in March 2017, to acquire NCP-ATK Holdings, Inc. (“Atkins”), which was completed in July 2017. As part of Simply Good Foods’ strategy to become an industry leading snacking platform, in November 2019, we acquired Quest Nutrition, LLC (“Quest”), and we acquired Only What You Need, Inc. in June 2024. We refer to the acquisition of Quest Nutrition, LLC as the “Quest Acquisition” and the acquisition of Only What You Need, Inc. as the “OWYN Acquisition”.

Business Trends

During the fifty-two weeks ended August 29, 2026, our results of operations were primarily driven by declines for Atkins and OWYN, which were partially offset by Quest growth. For Atkins and OWYN, our results of operations were affected negatively by reduced household penetration leading to reduced velocities and continued distribution-related losses. In recent periods, retail distribution for the Atkins brand has been under pressure due to declining velocities. The Atkins brand has had, and continues to have, a large retail presence on-shelf, which was reduced in the current fiscal year and could be reduced in future periods. In response, we have been taking action to bolster the highest performing Atkins products and simultaneously working with retailers to replace lower performing Atkins products with higher performing products. In fiscal year 2026, OWYN’s reduced household penetration contributed to softer velocities, including on newly expanded distribution, which has resulted in distribution-related declines in the current fiscal year, and which could continue in future periods.

In fiscal 2027, we will be launching new advertising campaigns across all three brands to potentially increase consumer demand and drive velocities. If we fail to implement our growth strategies or they ultimately prove to be unsuccessful, our sales and profitability may be negatively affected, which could materially and adversely affect our business, financial condition and results of operations.

The Company’s gross margin was affected by the unfavorable effects of higher input costs and restructuring costs compared to the prior year, with productivity a modest offset. Margins are expected to remain under pressure and are dependent on the Company’s ability to realize incremental benefits from productivity and cost savings initiatives, our recently announced and implemented pricing actions and other mitigating actions. Economic pressures on customers and consumers, including the challenges of high inflation and consumer sensitivity to price increases, are expected to have corresponding elasticity impacts which may have adverse effects on net sales and profitability. We continue to monitor and evaluate macroeconomic trends including consumer purchasing behavior and sentiment, economic uncertainty, key ingredient inflation, supply chain challenges, and the effects of tariffs.

Ongoing geopolitical tensions could lead to significant disruption of global energy supplies and increases in global energy prices, adversely affect global supply chains, heighten inflationary pressures on our input costs and supply chain, and adversely affect consumer spending patterns. At this time, these factors have not resulted in a material negative effect on our business, financial condition and results of operations. However, we continue to evaluate the evolving macroeconomic environment as ongoing geopolitical tensions could adversely affect the Company for the aforementioned reasons.

Please also see the information under Item 1A. “Risk Factors” for additional information regarding the risks of inflation, higher raw material, packaging, co-manufacturing, and logistics costs, and supply chain challenges.

Goodwill and Intangible Assets

As a result of the sustained decline in the Company’s stock price and declines in the Company’s market capitalization assessed during the third quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of the goodwill reporting unit was less than its carrying amount. The Company conducted a quantitative interim goodwill assessment as of the last day of its third quarter, utilizing a weighted combination of the discounted cash flow method under the income approach and the guideline public company method under the market approach to estimate the fair value of the equity of the Company. Based on testing, the carrying value was greater than its fair value, resulting in an impairment of $38.0 million related to goodwill for the fifty-two weeks ended August 29, 2026.

As a result of the declines of net sales and future revenue projections assessed during the second quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of both the OWYN and Atkins brands and trademarks indefinite-lived intangible assets were less than their respective carrying amounts. The Company conducted a quantitative assessment as of the last day of its second quarter, utilizing the relief from royalty methodology under the income approach to estimate the fair value of the intangible assets. Based on testing, the respective assets’ carrying values exceeded their fair values, resulting in a loss on impairment for OWYN and for Atkins.

As a result of the sustained decline in the Company’s stock price and declines in the Company’s market capitalization assessed during the third quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of both the OWYN and Atkins brands and trademarks indefinite-lived intangible assets were less than their respective carrying amounts. The Company conducted a quantitative assessment as of the last day of its third quarter, utilizing the relief from royalty methodology under the income approach to estimate the fair value of the intangible assets. Based on testing, the respective assets’ carrying values exceeded their fair values, resulting in a loss on impairment for OWYN and for Atkins. In addition, the Company included the Quest brand and trademark indefinite-lived intangible asset within the quantitative assessment, utilizing the relief from royalty methodology under the income approach to estimate the fair value of the intangible asset. Based on testing, Quest’s fair value exceeded its carrying value, resulting in no impairment.

During the fifty-two weeks ended August 29, 2026, the Company recorded a loss on impairment of $200.0 million and $93.0 million for the OWYN and Atkins brand indefinite-lived intangible assets, respectively. During the fifty-two weeks ended August 30, 2025, the Company recorded a loss on impairment of $60.9 million for the Atkins brand indefinite-lived intangible asset and the licensing agreements finite-lived intangible asset.

The Company performed its annual qualitative impairment assessment of goodwill and its indefinite-lived and finite-lived intangible assets as of the first day of the fourth quarter of fiscal year 2026, which did not identify any incremental indicators of impairment from its previously performed quantitative assessment as of the last day of its third quarter. It was determined that it was more likely than not that goodwill and each indefinite-lived intangible asset had fair values in excess of or equal to their carrying values and its finite-lived intangible assets did not indicate that their carrying amounts may not be recoverable.

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

Restructuring and Other

For the fifty-two weeks ended August 29, 2026, the Company incurred $19.5 million of costs for restructuring activities, of which $5.7 million have been included within Cost of goods sold, $1.1 million have been included within Selling and marketing, and $12.7 million have been included within General and administrative, which includes $2.6 million of impairment charges related to various assets utilized at our contract manufacturing facilities for which their carrying values were greater than their fair values, in the Consolidated Statements of Income and Comprehensive Income (Loss). Refer to Note 16, Restructuring and Other, for additional information regarding restructuring and other activities.

During the second quarter of fiscal year 2026, the Company announced certain restructuring activities in conjunction with the implementation of the Company’s modified organization design and actions to streamline its operations, which will create a more efficient organization that will continue to support and build its business. These restructuring plans primarily included workforce reductions, changes in management structure, actions to streamline its operations and other cost savings initiatives. As of August 29, 2026, the Company expects to incur approximately $25.0 million, including the $19.5 million referenced above, in restructuring and other costs, which were paid throughout fiscal 2026 and will continue to be paid throughout fiscal 2027.

In connection with the restructuring activities, the Company recorded incremental stock-based compensation expense of $1.0 million in the second quarter of fiscal year 2026 related to the separation of the Company’s prior President and Chief Executive Officer in January 2026. Refer to Note 14, Incentive Plan, for additional information.

Our Reportable Segment

As of August 29, 2026, the Company determined its operations are organized into one consolidated operating segment and reportable segment, represented by the Company’s consolidated financial statements. Previously, as of August 30, 2025, the Company’s operations were organized into two operating segments, Quest and Atkins, and OWYN, which were aggregated into one reportable segment due to similar financial, economic and operating characteristics.
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

Results of Operations

During the fifty-two weeks ended August 29, 2026, our net sales decreased 6.5% to $1,356.5 million compared to $1,450.9 million for the fifty-two weeks ended August 30, 2025, driven by continued velocity-related declines driving distribution-related declines for Atkins and OWYN, which were partially offset by Quest volume-driven growth.

Gross profit decreased and gross profit margin decreased 360 basis points, primarily as a result of higher input costs and current period restructuring costs compared to the prior period. We expect to continue building on our existing capabilities and strengthening the position of our brands in the marketplace, and will continue to invest in our business and improve our operating efficiencies.

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

A discussion regarding our financial condition and results of operations for the fifty-two weeks ended August 29, 2026, compared to the fifty-two weeks ended August 30, 2025, is presented below. A discussion regarding our financial condition and results of operations for the fifty-two weeks ended August 30, 2025, compared to the fifty-three weeks ended August 31, 2024, can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended August 30, 2025, filed with the SEC on October 28, 2025.

Comparison of Results for the Fifty-Two Weeks Ended August 29, 2026, and the Fifty-two weeks ended August 30, 2025

The following table presents, for the periods indicated, selected information from our consolidated financial results, including information presented as a percentage of net sales:

	52-Weeks Ended	% of Net Sales	52-Weeks Ended	% of Net Sales
(In thousands)	August 29, 2026		August 30, 2025
Net sales	$1,356,499	100.0%	$1,450,920	100.0%
Cost of goods sold	914,136	67.4%	925,173	63.8%
Gross profit	442,363	32.6%	525,747	36.2%

Operating expenses:
Selling and marketing	129,446	9.5%	134,282	9.3%
General and administrative	143,901	10.6%	155,930	10.7%
Depreciation and amortization	17,731	1.3%	16,900	1.2%
Business transaction costs	—	—%	820	0.1%
Loss on impairment	331,000	24.4%	60,928	4.2%
Total operating expenses	622,078	45.9%	368,860	25.4%

(Loss) income from operations	(179,715)	(13.2)%	156,887	10.8%

Other income (expense):
Interest income	2,940	0.2%	2,663	0.2%
Interest expense	(21,447)	(1.6)%	(23,249)	(1.6)%
(Loss) gain on foreign currency transactions	(65)	—%	(421)	—%
Other income	164	—%	23	—%
Total other income (expense)	(18,408)	(1.4)%	(20,984)	(1.4)%

Income before income taxes	(198,123)	(14.6)%	135,903	9.4%
Income tax (benefit) expense	(42,220)	(3.1)%	32,289	2.2%
Net income	$(155,903)	(11.5)%	$103,614	7.1%

Other financial data:
Adjusted EBITDA (1)	$225,869	16.7%	$278,162	19.2%
(1) Adjusted EBITDA is a non-GAAP financial metric. See below for a reconciliation of net income to EBITDA and Adjusted EBITDA for each applicable period.

Net sales. Net sales were $1,356.5 million for the fifty-two weeks ended August 29, 2026, compared to $1,450.9 million for the fifty-two weeks ended August 30, 2025, representing a decrease of $94.4 million, or 6.5%, driven by continued velocity-related declines driving distribution-related declines for Atkins and OWYN, which were partially offset by Quest volume-driven growth.

Cost of goods sold. Cost of goods sold decreased $11.0 million, or 1.2%, for the fifty-two weeks ended August 29, 2026, compared to the fifty-two weeks ended August 30, 2025. The cost of goods sold decrease was primarily driven by the decrease of net sales compared to the prior year period and partially offset by higher input costs and restructuring costs compared to the prior year period.

Gross profit. Gross profit decreased $83.4 million, or 15.9%, to $442.4 million for the fifty-two weeks ended August 29, 2026, compared to the fifty-two weeks ended August 30, 2025. Gross profit margin was 32.6% of net sales for the fifty-two weeks ended August 29, 2026, a decrease of 360 basis points from 36.2% of net sales for the fifty-two weeks ended August 30, 2025. The decrease in gross profit margin was primarily driven by higher input costs and restructuring costs compared to the prior year period.

Operating expenses. Operating expenses increased $253.2 million, or 68.6%, for the fifty-two weeks ended August 29, 2026, compared to the fifty-two weeks ended August 30, 2025, due to the following:

•Selling and marketing. Selling and marketing expenses decreased $4.8 million, or 3.6%, for the fifty-two weeks ended August 29, 2026, compared to the fifty-two weeks ended August 30, 2025. The decrease was primarily related to a planned decrease in Atkins marketing spend partially offset by increases for Quest and OWYN.
•General and administrative. General and administrative expenses decreased $12.0 million, or 7.7%, for the fifty-two weeks ended August 29, 2026, compared to the fifty-two weeks ended August 30, 2025. The decrease was primarily attributable to a decrease of $16.4 million in integration expenses related to the OWYN Acquisition, a decrease of $7.5 million in employee-related costs, and lower general corporate expenses, partially offset by an increase of $12.7 million in restructuring costs and an increase of $2.3 million in term loan transaction fees.
•Depreciation and amortization. Depreciation and amortization expense was $17.7 million and $16.9 million for the fifty-two weeks ended August 29, 2026, compared to the fifty-two weeks ended August 30, 2025, respectively.
•Business transaction costs. Business transaction costs were zero for the fifty-two weeks ended August 29, 2026, compared to $0.8 million for the fifty-two weeks ended August 30, 2025.
•Loss on impairment. Loss on impairment charges were $331.0 million for the fifty-two weeks ended August 29, 2026 and $60.9 million for the fifty-two weeks ended August 30, 2025. Refer to Note 5, Goodwill and Intangibles, for additional information regarding the Company’s impairment assessments.

Interest income. Interest income of $2.9 million increased $0.3 million for the fifty-two weeks ended August 29, 2026, compared to the fifty-two weeks ended August 30, 2025, primarily due to higher cash balances.

Interest expense. Interest expense of $21.4 million decreased $1.8 million for the fifty-two weeks ended August 29, 2026, compared to the fifty-two weeks ended August 30, 2025, primarily due to the decrease in interest rates on our Term Facility to 5.8% as of August 29, 2026 from 6.3% as of August 30, 2025.

(Loss) gain on foreign currency transactions. Foreign currency transactions resulted in a $0.1 million loss and a $0.4 million loss for the fifty-two weeks ended August 29, 2026, and August 30, 2025, respectively.

Income tax (benefit) expense. Income tax benefit was $42.2 million for the fifty-two weeks ended August 29, 2026, compared to income tax expense of $32.3 million for the fifty-two weeks ended August 30, 2025. The change in our income tax (benefit) expense was primarily driven by lower income from operations, primarily the loss on impairment.

Net (loss) income. Net loss was $155.9 million for the fifty-two weeks ended August 29, 2026, a decrease of $259.5 million, compared to net income of $103.6 million for the fifty-two weeks ended August 30, 2025. The decrease was driven by higher operating expenses, primarily the loss on impairment, and was partially offset by lower income tax (benefit) expense and other expense.

Adjusted EBITDA. Adjusted EBITDA decreased $52.3 million, or 18.8%, for the fifty-two weeks ended August 29, 2026, compared to the fifty-two weeks ended August 30, 2025, driven primarily by lower gross profit. For a reconciliation of Adjusted EBITDA to its most directly comparable GAAP measure, see “Reconciliation of EBITDA and Adjusted EBITDA” below.

Reconciliation of EBITDA and Adjusted EBITDA

EBITDA and Adjusted EBITDA are non-GAAP financial measures commonly used in our industry and should not be construed as alternatives to net income as an indicator of operating performance or as alternatives to cash flow provided by operating activities as a measure of liquidity (each as determined in accordance with GAAP). Simply Good Foods defines EBITDA as net income or loss before interest income, interest expense, income tax expense, depreciation and amortization, and Adjusted EBITDA as further adjusted to exclude the following items: loss on impairment, stock-based compensation expense, business transaction costs, purchase price accounting inventory step-up, integration expense, term loan transaction fees, restructuring and other costs, and other non-core expenses. The Company believes that EBITDA and Adjusted EBITDA, when used in conjunction with net income, are useful to provide additional information to investors. Management of the Company uses EBITDA and Adjusted EBITDA to supplement net income because these measures reflect operating results of the on-going operations, eliminate items that are not directly attributable to the Company’s underlying operating performance, enhance the overall understanding of past financial performance and future prospects, and allow for greater transparency with respect to the key metrics the Company’s management uses in its financial and operational decision making. The Company also believes that EBITDA and Adjusted EBITDA are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in its industry. EBITDA and Adjusted EBITDA may not be comparable to other similarly titled captions of other companies due to differences in the non-GAAP calculation.

The following unaudited table provides a reconciliation of EBITDA and Adjusted EBITDA to their most directly comparable GAAP measure, which is net income, for the fifty-two weeks ended August 29, 2026, and fifty-two weeks ended August 30, 2025:

	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 29, 2026	August 30, 2025
Net income	$(155,903)	$103,614
Interest income	(2,940)	(2,663)
Interest expense	21,447	23,249
Income tax (benefit) expense	(42,220)	32,289
Depreciation and amortization	24,255	21,431
EBITDA	(155,361)	177,920
Loss on impairment	331,000	60,928
Stock-based compensation expense	17,280	15,273
Business transaction costs	—	820
Inventory step-up	—	1,412
Integration expense (1)	10,621	20,856
Term loan transaction fees	3,030	715
Restructuring and other costs	19,492	—
Other (2)	(193)	238
Adjusted EBITDA	$225,869	$278,162
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

We had $138.4 million in cash as of August 29, 2026. We believe our sources of liquidity and capital will be sufficient to finance our continued operations, growth strategy and additional expenses we expect to incur for at least the next twelve months. As circumstances warrant, we may issue debt and/or equity securities from time to time on an opportunistic basis, dependent upon market conditions and available pricing. We make no assurance that we can issue and sell such securities on acceptable terms or at all.

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

On November 19, 2025, the Company entered into an eighth amendment (the “2026 Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $150.0 million and provided for an extension of the maturity date from March 17, 2027, to March 17, 2030. The 2026 Incremental Facility Amendment also provided for an extension of the stated maturity date of the

Revolving Commitments and Revolving Loans (each as defined in the Credit Agreement) from December 16, 2026, to the earlier of (i) 91 days prior to the then-effective maturity date of the Term Facility and (ii) December 16, 2029. The terms of the incremental borrowing are substantially the same as the terms of the outstanding borrowings under the Term Facility. No amounts of the Term Facility were repaid as a result of the execution of the 2026 Incremental Facility Amendment.

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

In connection with the closing of the 2026 Incremental Facility Amendment, the Company expensed $2.7 million of non-deferrable third-party costs through General and administrative within the Consolidated Statements of Income and Comprehensive Income (Loss) and capitalized $2.6 million of upfront lender fees (original issue discount) and third-party financing costs.

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

The Credit Agreement contains certain financial and other covenants that limit our ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. We were in compliance with all financial covenants as of August 29, 2026, and August 30, 2025, respectively.

As of August 29, 2026, the outstanding balance of the Term Facility was $350.0 million. We are not required to make principal payments on the Term Facility over the twelve months following the period ended August 29, 2026. The outstanding balance of the Term Facility is due upon its maturity in March 2030. As of August 29, 2026, there were no amounts drawn against the Revolving Credit Facility.

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

During the fifty-two weeks ended August 29, 2026, the Company repurchased 11,662,234 shares of common stock at an average share price of $18.29 per share, inclusive of commissions and exclusive of accrued excise tax. During the fifty-two weeks ended August 30, 2025, the Company repurchased 1,592,471 shares of common stock at an average share price of $31.95 per share, inclusive of commissions and exclusive of accrued excise tax. The Company did not repurchase any shares of common stock during the fifty-three weeks ended August 31, 2024. The U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on the net amount of share repurchases. As of August 29, 2026, approximately $157.4 million remained available under the Current Authorization.

Cash Flows

The following table sets forth the major sources and uses of cash for the fifty-two weeks ended August 29, 2026, and the fifty-two weeks ended August 30, 2025. A discussion regarding the major sources and uses of cash for the fifty-three weeks ended August 31, 2024, can be found under Item 7 of our Annual Report on Form 10-K for the fiscal year ended August 30, 2025, filed with the SEC on October 28, 2025.

	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 29, 2026	August 30, 2025
Net cash provided by operating activities	$181,049	$178,457
Net cash used in investing activities	$(24,102)	$(20,932)
Net cash used in financing activities	$(117,186)	$(191,205)

Operating activities. Our net cash provided by operating activities increased $2.6 million to $181.0 million for the fifty-two weeks ended August 29, 2026, compared to $178.5 million for the fifty-two weeks ended August 30, 2025. The increase in cash provided by operating activities was primarily attributable to changes in working capital, comprised of changes in accounts receivable, net, inventories, net, prepaid expenses, other current assets, accounts payable, accrued interest, accrued expenses and other current liabilities, and other assets and liabilities, which are driven by the timing of payments and receipts and decreases of inventory balances. Changes in working capital provided cash of $5.3 million in the fifty-two weeks ended August 29, 2026, compared to $32.9 million of cash consumed in the fifty-two weeks ended August 30, 2025, a difference of $38.2 million. Loss from operations was $179.7 million for the fifty-two weeks ended August 29, 2026, as compared to income from operations of $156.9 million for the fifty-two weeks ended August 30, 2025. The decrease was driven by higher operating expenses, primarily the loss on impairment.

Investing activities. Our net cash used in investing activities was $24.1 million for the fifty-two weeks ended August 29, 2026, compared to $20.9 million for the fifty-two weeks ended August 30, 2025. Our net cash used in investing activities for the fifty-two weeks ended August 29, 2026, was primarily comprised of $24.1 million of purchases of property and equipment, primarily at our contract manufacturing facilities. The $20.9 million of net cash used in investing activities for the fifty-two weeks ended August 30, 2025, was primarily comprised of $20.5 million of purchases of property and equipment, primarily at our contract manufacturing facilities.

Financing activities. Our net cash used in financing activities was $117.2 million for the fifty-two weeks ended August 29, 2026, compared to the net cash used in financing activities of $191.2 million for the fifty-two weeks ended August 30, 2025. Net cash used in financing activities for the fifty-two weeks ended August 29, 2026, primarily consisted of $213.3 million in repurchases of common stock, inclusive of commissions and exclusive of accrued excise tax, and $50.0 million in principal payments on the Term Facility, partially offset by $150.0 million in proceeds from issuance of long-term debt and $1.1 million of cash proceeds received from option exercises. Net cash used in financing activities for the fifty-two weeks ended August 30, 2025, primarily consisted of $150.0 million in principal prepayments on the Term Facility, and $50.9 million in repurchases of common stock, inclusive of commissions and exclusive of accrued excise tax, partially offset by $12.9 million of cash proceeds received from option exercises.

Critical Accounting Policies, Judgments and Estimates

General

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. While the majority of our revenue, expenses, assets and liabilities are not based on estimates, there are certain accounting principles that require management to make estimates regarding matters that are uncertain and susceptible to change. Critical accounting policies are defined as those policies that are reflective of significant judgments, estimates and uncertainties, which could potentially result in materially different results under different assumptions and conditions. Management regularly reviews the estimates and assumptions used in the preparation of the financial statements for reasonableness and adequacy. Our significant accounting policies are discussed in Note 2, Summary of Significant Accounting Policies, of our Consolidated Financial Statements in this filing; however, the following discussion pertains to accounting policies we believe are most critical to the portrayal of our financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may affect the comparability of our financial condition, results of operations and cash flows to those of other companies.

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

Although some payment terms may be longer, the majority of our payment terms are less than 60 days. As a result, we do not have any material significant payment terms as payment is received shortly after the time of sale.

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

As of August 29, 2026, and August 30, 2025, the allowance for trade promotions was $40.2 million and $37.8 million, respectively. Differences between estimated expense and actual redemptions are recognized as a change in management estimate in a subsequent period. These differences have historically been insignificant.

Goodwill and Intangible Assets

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

As of August 29, 2026, the Company determined its operations are organized into one consolidated operating segment and reportable segment, represented by the Company’s consolidated financial statements. Previously, as of August 30, 2025, the Company’s operations were organized into two operating segments, Quest and Atkins, and OWYN, which were aggregated into one reportable segment due to similar financial, economic and operating characteristics.

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

As a result of the sustained decline in the Company’s stock price and declines in the Company’s market capitalization assessed during the third quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of the goodwill reporting unit was less than its carrying amount. The Company conducted a quantitative interim goodwill assessment as of the last day of its third quarter, utilizing a weighted combination of the discounted cash flow method under the income approach and the guideline public company method under the market approach to estimate the fair value of the equity of the Company. Based on testing, the carrying value was greater than its fair value, resulting in an impairment of $38.0 million related to goodwill for the fifty-two weeks ended August 29, 2026.

As a result of the declines of net sales and future revenue projections assessed during the second quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of both the OWYN and Atkins brands and trademarks indefinite-lived intangible assets were less than their respective carrying amounts. The Company conducted a quantitative assessment as of the last day of its second quarter, utilizing the relief from royalty methodology under the income approach to estimate the fair value of the intangible assets. Based on testing, the respective assets’ carrying values exceeded their fair values, resulting in a loss on impairment for OWYN and for Atkins.

As a result of the sustained decline in the Company’s stock price and declines in the Company’s market capitalization assessed during the third quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of both the OWYN and Atkins brands and trademarks indefinite-lived intangible assets were less than their respective carrying amounts. The Company conducted a quantitative assessment as of the last day of its third quarter, utilizing the relief from royalty methodology under the income approach to estimate the fair value of the intangible assets. Based on testing, the respective assets’ carrying values exceeded their fair values, resulting in a loss on impairment for OWYN and for Atkins. In addition, the Company included the Quest brand and trademark indefinite-lived intangible asset within the quantitative assessment, utilizing the relief from royalty methodology under the income approach to estimate the fair value of the intangible asset. Based on testing, Quest’s fair value exceeded its carrying value, resulting in no impairment.

During the fifty-two weeks ended August 29, 2026, the Company recorded a loss on impairment of $200.0 million and $93.0 million for the OWYN and Atkins brand indefinite-lived intangible assets, respectively. During the fifty-two weeks ended August 30, 2025, the Company recorded a loss on impairment of $60.9 million for the Atkins brand indefinite-lived intangible asset and the licensing agreements finite-lived intangible asset.

The Company performed its annual qualitative impairment assessment of goodwill and its indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal year 2026, which did not identify any incremental indicators of impairment from its previously performed quantitative assessment as of the last day of its third quarter. It was determined that it was more likely than not that goodwill and each indefinite-lived intangible asset had fair values in excess of or equal to their carrying values and its finite-lived intangible assets did not indicate that their carrying amounts may not be recoverable. The qualitative assessments performed as of the first day of the fourth quarter of fiscal years 2025 and 2024 did not identify indicators of impairment based on the information available at that time, and it was determined that it was more likely than not that goodwill and each reporting unit and indefinite-lived intangible had fair values in excess of their carrying values.

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

For the fifty-two weeks ended August 29, 2026, we did not identify indicators of impairment related to our finite-lived intangible assets, and as such there were no impairments recorded related to finite-lived intangible assets. For the fifty-two weeks ended August 30, 2025, we identified indicators of impairment related to our licensing agreements finite-lived intangible asset. Accordingly, the Company proceeded to conduct a quantitative impairment assessment. Based on our quantitative assessment, the asset had an excess carrying value over its respective fair value, resulting in a loss on impairment. For the fifty-three weeks ended August 31, 2024, we did not identify indicators of impairment related to our finite-lived intangible assets, and as such there were no impairments recorded related to finite-lived intangible assets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Supply chain costs and inflation. We are exposed to risks associated with changes in the costs of our raw materials as well as changes to our supply and distribution costs. While inflation, including tariffs, may affect our revenue and cost of products, we believe the effects of inflation on our results of operations and financial condition have not been significant during the fifty-two weeks ended August 29, 2026, as compared to prior fiscal periods. While the Company is monitoring key ingredient inflation, which may affect profitability, we believe the Company's strategy and positioning will continue to drive profitable growth for our product offerings and growth within the growing nutritional snacking category. However, there can be no assurance that results of operations and financial condition will not be materially impacted by inflation, including tariffs, in the future. Refer to Item 1A, Risk Factors, for additional discussion of our risks associated with the costs of our raw materials, our supply chain, and inflation.

Interest rate risk. We are subject to interest rate risk in connection with borrowing based on a variable interest rate. Derivative financial instruments, such as interest rate swap agreements and interest rate cap agreements, while not currently used, may be used for the purpose of managing fluctuating interest rate exposures that exist from our variable rate debt obligations that are expected to remain outstanding. Interest rate changes do not affect the market value of such debt, but could affect the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant. As of August 29, 2026, the outstanding balance of the Term Facility was $350.0 million. Based on the amount outstanding of the Term Facility at the end of fiscal year 2026, a 1% increase in interest rates would increase our annual interest expense by approximately $3.5 million.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Simply Good Foods Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Simply Good Foods Company and subsidiaries (the "Company") as of August 29, 2026, and August 30, 2025, the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows, for the fifty-two weeks ended August 29, 2026, the fifty-two weeks ended August 30, 2025 and the fifty-three weeks ended August 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 29, 2026, and August 30, 2025, and the results of its operations and its cash flows for each of the three years in the period ended August 29, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 29, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We identified the allowance for trade promotions related to manufacturer charge-backs as a critical audit matter because management’s estimate of the expected future promotional claims is subjective and requires a high degree of judgment. Auditing management’s assumptions and judgments used in determining the allowance for trade promotions related to manufacturer charge-backs as of August 29, 2026, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our auditing procedures over the allowance for trade promotions related to manufacturer charge-backs included the following, among others:

•We tested the design, implementation and operating effectiveness of internal controls over the allowance for trade promotions.
•For a selection of allowances for trade promotions recorded as of August 29, 2026, we:
◦Sent confirmations to customers in an effort to confirm contract terms.
◦Agreed contract terms from the accounting records to the promotion agreement with the customer and verified the promotion period was prior to August 29, 2026.
◦Evaluated the appropriateness of the year-end trade accrual estimate using historical data on performance of similar trade promotional activities and subsequent customer activity.
•We evaluated management’s ability to estimate promotional claims incurred but not yet received for potential management bias by comparing Company's estimates to independently developed expectations.
•For a selection of customer promotional claims unresolved as of August 29, 2026, we compared that amount to the August 29, 2026, allowance for promotions balance and traced the resolved deduction to an approved trade promotion.
•For a selection of customer promotional claims resolved after August 29, 2026, we compared that amount to the August 29, 2026, allowance for promotions balance and traced the resolved deduction to an approved trade promotion.
•For a selection of customers, we performed inquiries with the sales representative responsible for the customer relationship to understand the process for contract negotiation, approval, and monitoring of trade promotions.

Goodwill and Other Intangible Assets - Refer to Notes 2 and 5 to the consolidated financial statements

Critical Audit Matter Description

The Company's evaluation of goodwill and indefinite-lived intangible assets for impairment involves the comparison of its estimated fair value to its carrying amount. The Company’s evaluation of goodwill and indefinite-lived intangible assets for impairment involves the comparison of its estimated fair value to its carrying amount. During the second and third quarters of fiscal year 2026, the Company identified triggering events indicating that it was more likely than not that the fair value of the goodwill reporting unit and both the OWYN and Atkins brands and trademarks indefinite-lived intangible assets were less than their respective carrying amounts. Accordingly, the Company proceeded to conduct a quantitative impairment assessment as of the last day of both its second and third quarters. The Company determined the fair value of goodwill using a weighted combination of the discounted cash flow method under the income approach and the guideline public company method under the market approach. The determination of the fair value of the brand and tradename intangible assets utilized a relief from royalty valuation methodology under the income approach. Based on the quantitative assessment, the carrying value of goodwill as well as both the OWYN and Atkins brands and trademarks indefinite-lived intangible assets were greater than its fair value, resulting in an impairment of $38.0 million, $200.0 million and $93.0 million, respectively. In addition, the Company included the Quest brand and trademark indefinite-lived intangible asset within the quantitative assessment; utilizing an income approach to estimate the fair value of the intangible asset. Based on testing, Quest’s fair value exceeded its carrying value, resulting in no impairment.

We identified the Company's impairment evaluation of goodwill and the indefinite-lived intangible assets as a critical audit matter because of the significant judgments made by management to estimate the fair value of goodwill and indefinite-lived intangible assets. A high degree of auditor judgment and increased extent of procedures were required to audit management’s assumptions and judgments used to evaluate the reasonableness of the future revenue projections as well as the selection of the royalty rate and the discount rate, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of management’s assumptions for goodwill and the indefinite-lived intangible asset included the following, among others:

•We tested the design, implementation and operating effectiveness of internal controls over the Company’s assumptions related to the selection of future revenue projections, discount rates, and royalty rates.
•We obtained an understanding of management’s key assumptions in developing future revenue projections, discount rates, and royalty rates.
•We evaluated management’s ability to accurately forecast future revenue projections by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s future revenue projections by comparing to:
◦Forecasted information included in analyst and industry reports for the Company.
◦Historical and projected financial information of peer companies from external market sources.
◦The stability of key and/or large customers.
•With assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodologies and underlying assumptions by:

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
◦Corroborating the overall fair valuation of Goodwill by performing a market capitalization reconciliation.

/s/ Deloitte & Touche LLP

Denver, CO
October 27, 2026

We have served as the Company’s auditor since 2019.

The Simply Good Foods Company and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	August 29, 2026	August 30, 2025
Assets
Current assets:
Cash	$138,425	$98,468
Accounts receivable, net	137,036	164,978
Inventories, net	132,458	167,217
Prepaid expenses	7,522	7,209
Other current assets	18,099	15,812
Total current assets	433,540	453,684

Long-term assets:
Property and equipment, net	52,614	39,738
Intangible assets, net	953,004	1,261,603
Goodwill	551,974	589,974
Other long-term assets	45,612	51,046
Total assets	$2,036,744	$2,396,045

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$45,071	$78,298
Accrued interest	—	44
Accrued expenses and other current liabilities	32,702	46,219
Total current liabilities	77,773	124,561

Long-term liabilities:
Long-term debt, less current maturities	347,219	249,066
Deferred income taxes	116,788	166,091
Other long-term liabilities	42,556	49,494
Total liabilities	584,336	589,212
See commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 600,000,000 shares authorized, 104,073,452 and 103,688,071 issued at August 29, 2026 and August 30, 2025, respectively	1,041	1,037
Treasury stock, 15,619,805 shares and 3,957,571 shares at cost at August 29, 2026 and August 30, 2025, respectively	(344,775)	(129,337)
Additional paid-in-capital	1,362,717	1,346,687
Retained earnings	434,976	590,879
Accumulated other comprehensive loss	(1,551)	(2,433)
Total stockholders’ equity	1,452,408	1,806,833
Total liabilities and stockholders’ equity	$2,036,744	$2,396,045

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Loss)
(In thousands, except share and per share data)

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
	August 29, 2026	August 30, 2025	August 31, 2024
Net sales	$1,356,499	$1,450,920	$1,331,321
Cost of goods sold	914,136	925,173	819,755
Gross profit	442,363	525,747	511,566

Operating expenses:
Selling and marketing	129,446	134,282	143,929
General and administrative	143,901	155,930	129,699
Depreciation and amortization	17,731	16,900	16,917
Business transaction costs	—	820	14,524
Loss on impairment	331,000	60,928	—
Total operating expenses	622,078	368,860	305,069

(Loss) income from operations	(179,715)	156,887	206,497

Other income (expense):
Interest income	2,940	2,663	4,307
Interest expense	(21,447)	(23,249)	(26,029)
(Loss) gain on foreign currency transactions	(65)	(421)	267
Other income	164	23	1,008
Total other income (expense)	(18,408)	(20,984)	(20,447)

(Loss) income before income taxes	(198,123)	135,903	186,050
Income tax (benefit) expense	(42,220)	32,289	46,741
Net (loss) income	$(155,903)	$103,614	$139,309

Other comprehensive (loss) income:
Foreign currency translation, net of reclassification adjustments	882	(394)	554
Comprehensive (loss) income	$(155,021)	$103,220	$139,863

(Loss) earnings per share:
Basic	$(1.69)	$1.03	$1.39
Diluted	$(1.69)	$1.02	$1.38
Weighted average shares outstanding:
Basic	92,372,473	100,695,181	99,929,196
Diluted	92,372,473	101,510,772	101,281,888

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
	August 29, 2026	August 30, 2025	August 31, 2024
Operating activities
Net (loss) income	$(155,903)	$103,614	$139,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,255	21,431	20,993
Amortization of deferred financing costs and debt discount	672	1,479	2,037
Stock compensation expense	17,280	15,273	18,421
Loss on impairment	331,000	60,928	—
Estimated credit losses (recoveries)	355	241	(150)
Unrealized loss (gain) on foreign currency transactions	65	421	(267)
Deferred income taxes	(49,452)	3	8,366
Amortization of operating lease right-of-use asset	6,068	6,863	6,991
Other	1,418	1,133	988
Changes in operating assets and liabilities:
Accounts receivable, net	28,322	(14,682)	9,129
Inventories, net	35,852	(25,848)	13,726
Prepaid expenses	(304)	(1,507)	1,164
Other current assets	(2,558)	(6,894)	4,957
Accounts payable	(33,163)	18,535	(15,450)
Accrued interest	(44)	(221)	(1,675)
Accrued expenses and other current liabilities	(17,214)	(3,591)	12,730
Other assets and liabilities	(5,600)	1,279	(5,565)
Net cash provided by operating activities	181,049	178,457	215,704
Investing activities
Purchases of property and equipment	(24,102)	(20,542)	(5,743)
Acquisition of business, net of cash acquired	—	1,713	(280,409)
Investments in intangible assets and other assets	—	(2,103)	(730)
Net cash used in investing activities	(24,102)	(20,932)	(286,882)
Financing activities
Proceeds from option exercises	1,056	12,917	4,293
Tax payments related to issuance of restricted stock units	(2,302)	(3,236)	(5,048)
Repurchase of common stock	(213,308)	(50,886)	—
Payments on finance lease obligations	—	—	(145)
Principal payments of long-term debt	(50,000)	(150,000)	(135,000)
Proceeds from issuance of long-term debt	150,000	—	250,000
Cash received on repayment of note receivable	—	—	3,000
Deferred financing costs	(2,632)	—	(1,199)
Net cash (used in) provided by financing activities	(117,186)	(191,205)	115,901
Net increase (decrease) in cash	39,761	(33,680)	44,723
Effect of exchange rate on cash	196	(382)	92
Cash at beginning of period	98,468	132,530	87,715
Cash at end of period	$138,425	$98,468	$132,530

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
	August 29, 2026	August 30, 2025	August 31, 2024
Supplemental disclosures of cash flow information
Cash paid for interest	$20,819	$21,991	$25,667
Cash paid for income taxes, net of refunds	$15,395	$39,274	$33,245
Non-cash investing and financing transactions
Non-cash additions to property and equipment	$688	$882	$191
Non-cash additions to intangible assets and other assets	$—	$—	$116
Operating lease right-of-use assets recognized in exchange for lease liabilities	$884	$15,880	$2,066
Non-cash credits for repayment of note receivable	$633	$646	$740

See accompanying Notes to the Consolidated Financial Statements

The Simply Good Foods Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balance, August 26, 2023	101,929,868	$1,019	2,365,100	$(78,451)	$1,303,168	$347,956	$(2,593)	$1,571,099
Net income	—	—	—	—	—	139,309	—	139,309
Stock-based compensation	—	—	—	—	17,279	—	—	17,279
Foreign currency translation adjustments	—	—	—	—	—	—	554	554
Shares issued upon vesting of restricted stock units	328,568	3	—	—	(5,051)	—	—	(5,048)
Exercise of options to purchase common stock	256,879	3	—	—	4,290	—	—	4,293
Balance, August 31, 2024	102,515,315	$1,025	2,365,100	$(78,451)	$1,319,686	$487,265	$(2,039)	$1,727,486
Net income	—	—	—	—	—	103,614	—	103,614
Stock-based compensation	—	—	—	—	17,332	—	—	17,332
Foreign currency translation adjustments	—	—	—	—	—	—	(394)	(394)
Repurchase of common stock	—	—	1,592,471	(50,886)	—	—	—	(50,886)
Shares issued upon vesting of restricted stock units	224,091	2	—	—	(3,238)	—	—	(3,236)
Exercise of options to purchase common stock	948,665	10	—	—	12,907	—	—	12,917
Balance, August 30, 2025	103,688,071	$1,037	3,957,571	$(129,337)	$1,346,687	$590,879	$(2,433)	$1,806,833
Net income	—	—	—	—	—	(155,903)	—	(155,903)
Stock-based compensation	—	—	—	—	17,280	—	—	17,280
Foreign currency translation adjustments	—	—	—	—	—	—	882	882
Repurchase of common stock	—	—	11,662,234	(215,438)	—	—	—	(215,438)
Shares issued upon vesting of restricted stock units	297,381	3	—	—	(2,305)	—	—	(2,302)
Exercise of options to purchase common stock	88,000	1	—	—	1,055	—	—	1,056
Balance, August 29, 2026	104,073,452	$1,041	15,619,805	$(344,775)	$1,362,717	$434,976	$(1,551)	$1,452,408

See accompanying Notes to the Consolidated Financial Statements

Notes to Consolidated Financial Statements
(In thousands, except for share and per share data)

1. Nature of Operations and Principles of Consolidation

Description of Business

The Simply Good Foods Company (“Simply Good Foods” or the “Company”), headquartered in Denver, Colorado, is a consumer packaged food and beverage company with ambitious goals to raise the bar on what food can be with trusted brands and innovative nutritious snacking products. Within our portfolio of trusted brands (Quest, Atkins, and OWYN), we offer a wide variety of nutritional snacks and beverages, including high protein chips, bars, ready-to-drink (RTD) shakes, and powders, and low sugar, low carb sweets. We are a leader of the nutritious snacking movement, poised to expand our healthy lifestyle platform through innovation-driven organic growth and external investment opportunities.

Our nutritious snacking platform consists of brands that specialize in providing products for consumers that follow certain nutritional philosophies and health-and-wellness trends: Quest for consumers seeking a variety of protein-rich foods and beverages that also limit sugars and simple carbohydrates, Atkins for those following a low-carbohydrate lifestyle or seeking to manage weight or blood sugar levels, and OWYN for consumers seeking protein-rich beverages that are plant-based and tested for the top nine allergens. We distribute our products in major retail channels, primarily in North America, including grocery, club, and mass merchandise, as well as through e-commerce, convenience, specialty, and other channels. Our portfolio of nutritious snacking brands gives us a strong platform with which to introduce new products, expand distribution, and attract new consumers to our products.

The common stock of Simply Good Foods is listed on the Nasdaq Capital Market under the symbol “SMPL.”

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The Company maintains its accounting records on a 52/53-week fiscal year, ending on the last Saturday in August.

The financial information presented within the Company’s consolidated financial statements has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The accompanying financial statements include Consolidated Balance Sheets for the periods ended August 29, 2026, and August 30, 2025. The remaining financial statements include the fifty-two weeks ended August 29, 2026, the fifty-two weeks ended August 30, 2025, and the fifty-three weeks ended August 31, 2024.

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

Charges related to credit losses (recoveries) on accounts receivable from transactions with external customers were approximately $0.4 million, $0.2 million, and $(0.1) million for the fifty-two weeks ended August 29, 2026, the fifty-two weeks ended August 30, 2025, and fifty-three weeks ended August 31, 2024, respectively. As of August 29, 2026, and August 30, 2025, the allowance for credit losses related to accounts receivable was $0.9 million and $0.9 million, respectively.

Inventories, Net

Inventories, net are valued at the lower of cost or net realizable value on a first-in, first-out basis, adjusted for the value of inventory that is determined to be excess, obsolete, expired or unsaleable. Obsolete inventory is reserved at 50% for inventory four to six months from expiration, and 100% for items within three months of expiration. Reserves are also taken for certain products or packaging materials when it is determined their cost may not be recoverable.

Inventories, net, as presented with the Consolidated Balance Sheets, is summarized as follows:

(In thousands)	August 29, 2026	August 30, 2025
Finished goods	$119,112	$157,294
Raw materials	15,023	12,137
Reserve for obsolete inventory	(1,677)	(2,214)
Total inventories, net	$132,458	$167,217

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

The Company performs impairment tests for Property and equipment, net when circumstances indicate that the carrying value of the asset may not be recoverable. In the fifty-two weeks ended August 29, 2026, in conjunction with the restructuring activities as described in Note 16, Restructuring and Other, the Company identified that the carrying values of various assets utilized at our contract manufacturing facilities may not be recoverable. Based on the Company’s evaluation of these assets, we determined the carrying values were greater than their fair values, resulting in an impairment of $2.6 million included within General and administrative in the Consolidated Statements of Income and Comprehensive Income (Loss) for the fifty-two weeks ended August 29, 2026. There were no indicators of impairment in the fifty-two weeks ended August 30, 2025 or fifty-three weeks ended August 31, 2024.

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

As a result of the sustained decline in the Company’s stock price and declines in the Company’s market capitalization assessed during the third quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of the goodwill reporting unit was less than its carrying amount. The Company conducted a quantitative interim goodwill assessment as of the last day of its third quarter, utilizing a weighted combination of the discounted cash flow method under the income approach and the guideline public company method under the market approach to estimate the fair value of the equity of the Company. Based on testing, the carrying value was greater than its fair value, resulting in an impairment of $38.0 million related to goodwill for the fifty-two weeks ended August 29, 2026.

As a result of the declines of net sales and future revenue projections assessed during the second quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of both the OWYN and Atkins brands and trademarks indefinite-lived intangible assets were less than their respective carrying amounts. The Company conducted a quantitative assessment as of the last day of its second quarter, utilizing the relief from royalty methodology under the income approach to estimate the fair value of the intangible assets. Based on testing, the respective assets’ carrying values exceeded their fair values, resulting in a loss on impairment for OWYN and for Atkins.

As a result of the sustained decline in the Company’s stock price and declines in the Company’s market capitalization assessed during the third quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of both the OWYN and Atkins brands and trademarks indefinite-lived intangible assets were less than their respective carrying amounts. The Company conducted a quantitative assessment as of the last day of its third quarter, utilizing the relief from royalty methodology under the income approach to estimate the fair value of the intangible assets. Based on testing, the respective assets’ carrying values exceeded their fair values, resulting in a loss on impairment for OWYN and for Atkins. In addition, the Company included the Quest brand and trademark indefinite-lived intangible asset within the quantitative assessment, utilizing the relief from royalty methodology under the income approach to estimate the fair value of the intangible asset. Based on testing, Quest’s fair value exceeded its carrying value, resulting in no impairment.

During the fifty-two weeks ended August 29, 2026, the Company recorded a loss on impairment of $200.0 million and $93.0 million for the OWYN and Atkins brand indefinite-lived intangible assets, respectively. During the fifty-two weeks ended August 30, 2025, the Company recorded a loss on impairment of $60.9 million for the Atkins brand indefinite-lived intangible asset and the licensing agreements finite-lived intangible asset.

The Company performed its annual qualitative impairment assessment of goodwill and its indefinite-lived and finite-lived intangible assets as of the first day of the fourth quarter of fiscal year 2026, which did not identify any incremental indicators of impairment from its previously performed quantitative assessment as of the last day of its third quarter. It was determined that it was more likely than not that goodwill and each indefinite-lived intangible asset had fair values in excess of or equal to their carrying values and its finite-lived intangible assets did not indicate that their carrying amounts may not be recoverable.

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

Revenue is measured as the amount of consideration expected to be received in exchange for fulfilled product orders, including estimates of variable consideration. The most common forms of variable consideration include trade promotions, such as consumer incentives, coupon redemptions and other marketing activities, allowances for unsaleable product, and any additional amounts where a distinct good or service cannot be identified or the value cannot be reasonably estimated. Trade promotions are recorded as a reduction to net sales with a corresponding reduction to accounts receivable at the time of revenue recognition for the underlying sale. The recognition of trade promotions requires management to make estimates regarding the volume of incentive that will be redeemed and their total cost. As of August 29, 2026, and August 30, 2025, the allowance for trade promotions was $40.2 million and $37.8 million, respectively.

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

In accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company has elected the practical expedient to expense the incremental costs to obtain a contract, because the amortization period would be less than one year, and the practical expedient for shipping and handling costs. Shipping and handling costs incurred to deliver products to customers are accounted for as fulfillment activities, rather than a promised service, and as such are included in Cost of goods sold in the Consolidated Statements of Income and Comprehensive Income (Loss).

Revenues from transactions with external customers for each of the Company’s products would be impracticable to disclose and management does not view its business by product line. For revenue disaggregated by geographic area and brand refer to Note 15, Segment and Customer Information.

Cost of Goods Sold

Cost of goods sold represents costs directly related to the manufacture and distribution of the Company’s products. Such costs include raw materials, co-manufacturing costs, packaging, shipping and handling, third-party distribution, and depreciation of distribution center equipment and leasehold improvements.

Shipping and Handling Costs

Shipping and handling costs include costs paid to third-party warehouse operators associated with delivering product to customers and depreciation and amortization of company-owned assets at the third-party warehouse. Shipping and handling costs are recognized in Cost of goods sold. Costs relating to products shipped to customers were $101.8 million, $103.4 million, and $93.5 million for the fifty-two weeks ended August 29, 2026, the fifty-two weeks ended August 30, 2025, and fifty-three weeks ended August 31, 2024, respectively.

Advertising Costs

Production costs related to commercials are expensed when first aired. All other advertising costs are expensed when incurred or when the advertising service is received through Selling and marketing. Total advertising costs were $62.0 million, $76.1 million, and $103.0 million for the fifty-two weeks ended August 29, 2026, the fifty-two weeks ended August 30, 2025, and the fifty-three weeks ended August 31, 2024, respectively.

Production costs related to commercials not yet aired and prepaid advertising services not yet received are included in Prepaid expenses in the accompanying Consolidated Balance Sheets. As of August 29, 2026, and August 30, 2025, total prepaid advertising expenses were $3.4 million and $3.0 million, respectively.

Research and Development Activities

The Company’s research and development activities primarily consist of generating and testing new product concepts, new flavors and packaging. The Company expenses research and development costs as incurred related to compensation, facility costs, consulting, and supplies. Research and development activities are primarily internal and associated costs are included in General and administrative. The Company’s total research and development expenses were $5.9 million, $5.5 million, and $5.4 million for the fifty-two weeks ended August 29, 2026, the fifty-two weeks ended August 30, 2025, and the fifty-three weeks ended August 31, 2024, respectively.

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

Defined Contribution Plan

The Company sponsors defined contribution plans to provide retirement benefits to its employees. The Company’s 401(k) plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions are made in cash. Expense associated with defined contribution plans was $1.8 million, $1.6 million, and $1.6 million for the fifty-two weeks ended August 29, 2026, the fifty-two weeks ended August 30, 2025, and the fifty-three weeks ended August 31, 2024, respectively.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal Use Software (“ASU 2025-06”), which will improve disclosures surrounding internal-use software and the timing of capitalization when companies use the incremental and iterative development method. The amendments are effective for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied on either (1) through a prospective transition approach, (2) a retrospective transition approach or (3) a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption. The Company is currently evaluating the provisions of the amendments and the effect on its future consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”), which updates disclosures required in the footnotes to the financial statements to further aid investors in understanding how to analyze income tax reporting. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company adopted this ASU prospectively as of the fourth quarter of fiscal year 2026. The adoption of this ASU did not have a material effect on the consolidated financial statements. Refer to Note 9, Income Taxes, for additional information regarding the Company’s income taxes.

No other new accounting pronouncements issued or effective during the fiscal year had or is expected to have a material effect on the Company’s consolidated financial statements.

3. Business Combination

On April 29, 2024, the Company’s wholly owned subsidiary, Simply Good Foods USA, Inc., entered into a Purchase Agreement to acquire OWYN, a plant-based protein food company, for approximately $280.0 million. On June 13, 2024, pursuant to the Purchase Agreement, the Company completed the OWYN Acquisition by acquiring 100% of the equity interests for a cash purchase price at closing of $281.9 million, subject to certain customary post-closing adjustments. We acquired OWYN as a part of our vision to lead the nutritious snacking movement with trusted brands that offer a variety of convenient, innovative, great-tasting, better-for-you snacks and meal replacements that will now offer plant-based products to a wider market of consumers.

The OWYN Acquisition was funded through a combination of incremental borrowings under our outstanding Term Facility, as defined below, totaling $250.0 million and cash on hand. In the second fiscal quarter of 2025, the Company received a post-closing release from escrow of approximately $1.7 million related to net working capital adjustments, resulting in a total net consideration paid of $280.2 million. Business transaction costs within the Consolidated Statements of Income and Comprehensive Income (Loss) for the fifty-two weeks ended August 30, 2025, were $0.8 million, which consisted of legal, accounting, and other costs. Business transaction costs within the Consolidated Statements of Income and Comprehensive Income (Loss) for the fifty-three weeks ended August 31, 2024, were $14.5 million, inclusive of $5.7 million of transaction advisory fees related to the OWYN Acquisition, $3.4 million of non-deferrable third-party financing costs incurred in connection with the 2024 Incremental Facility Amendment to the Credit Agreement, and $5.4 million of legal, due diligence, accounting, and other costs.

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

The results of OWYN’s operations have been included in the Simply Good Foods’ Consolidated Financial Statements since June 13, 2024, the acquisition date. The Company has not disclosed earnings from the acquired OWYN business as they are immaterial. The following table provides net sales from the acquired OWYN business included in the Company’s results:

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

The following unaudited pro forma combined financial information presents combined results of the Company assuming the OWYN Acquisition occurred at the beginning of fiscal year 2023:

53-Weeks Ended
(In thousands)	August 31, 2024
Net sales	$1,414,580
Net income	$136,220

4. Property and Equipment, Net

Property and equipment, net, as presented with the Consolidated Balance Sheets, is summarized as follows:

(In thousands)	August 29, 2026	August 30, 2025
Furniture and fixtures	$11,404	$9,704
Computer equipment and software	2,967	2,815
Machinery and equipment	24,476	23,460
Leasehold improvements	13,054	13,054
Construction in progress	31,494	13,352
Property and equipment, gross	83,395	62,385
Less: accumulated depreciation	(30,781)	(22,647)
Property and equipment, net	$52,614	$39,738

The increase in Property and Equipment, net as of August 29, 2026, as compared to August 30, 2025, was primarily a result of purchases of property and equipment at our contract manufacturing facilities. Total depreciation expense was $8.4 million for the fifty-two weeks ended August 29, 2026, $6.1 million for the fifty-two weeks ended August 30, 2025, and $5.8 million for the fifty-three weeks ended August 31, 2024.

5. Goodwill and Intangibles

Changes to Goodwill during the fifty-two weeks ended August 29, 2026, were as follows:

(In thousands)	Goodwill
Balance as of August 31, 2024	$591,687
Acquisition of business measurement period adjustments	(1,713)
Balance as of August 30, 2025	$589,974
Accumulated impairment	(38,000)
Balance as of August 29, 2026	$551,974

The change in Goodwill during the fifty-two weeks ended August 29, 2026 was the result of a loss on impairment during the third quarter of fiscal year 2026. The change in Goodwill during the fifty-two weeks ended August 30, 2025, was the result of the acquisition method of accounting related to the OWYN Acquisition as described in Note 3. There were no impairment charges related to goodwill during the fifty-two weeks ended August 30, 2025.

As a result of the sustained decline in the Company’s stock price and declines in the Company’s market capitalization assessed during the third quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of the goodwill reporting unit was less than its carrying amount. The Company conducted a quantitative interim goodwill assessment as of the last day of its third quarter, utilizing a weighted combination of the discounted cash flow method under the income approach and the guideline public company method under the market approach to estimate the fair value of the equity of the Company. Based on testing, the carrying value was greater than its fair value, resulting in an impairment of $38.0 million related to goodwill for the fifty-two weeks ended August 29, 2026.

Intangible assets, net in the Consolidated Balance Sheets consist of the following:

				August 29, 2026
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$849,000	$—	$849,000
Intangible assets with finite lives:
Customer relationships	15 years			$194,500	$91,105	$103,395
Licensing agreements	10 years			16,072	16,072	—
Proprietary recipes and formulas	7 years			7,000	7,000	—
Software and website development costs	3	-	5 years	6,641	6,032	609
				$1,073,213	$120,209	$953,004

				August 30, 2025
(In thousands)	Useful life			Gross carrying amount	Accumulated amortization	Net carrying amount
Intangible assets with indefinite life:
Brands and trademarks	Indefinite life			$1,142,000	$—	$1,142,000
Intangible assets with finite lives:
Customer relationships	15 years			$194,500	$78,138	$116,362
Licensing agreements	10 years			16,072	14,319	1,753
Proprietary recipes and formulas	7 years			7,000	7,000	—
Software and website development costs	3	-	5 years	6,641	5,153	1,488
				$1,366,213	$104,610	$1,261,603

Changes in Intangible assets, net during the fifty-two weeks ended August 29, 2026, were primarily related to the impairment of both the OWYN and Atkins brands and trademarks indefinite-lived intangible assets, and recurring amortization expense. Changes related to the fifty-two weeks ended August 30, 2025, were primarily related to the impairment of the Atkins brand and trademarks indefinite-lived intangible asset and the licensing agreements finite-lived intangible asset, and recurring amortization expense.

As a result of the declines of net sales and future revenue projections assessed during the second quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of both the OWYN and Atkins brands and trademarks indefinite-lived intangible assets were less than their respective carrying amounts. The Company conducted a quantitative assessment as of the last day of its second quarter, utilizing the relief from royalty methodology under the income approach to estimate the fair value of the intangible assets. Based on testing, the respective assets’ carrying values exceeded their fair values, resulting in a loss on impairment for OWYN and for Atkins.

As a result of the sustained decline in the Company’s stock price and declines in the Company’s market capitalization assessed during the third quarter of fiscal year 2026, the Company identified a triggering event indicating that it was more likely than not that the fair value of both the OWYN and Atkins brands and trademarks indefinite-lived intangible assets were less than their respective carrying amounts. The Company conducted a quantitative assessment as of the last day of its third quarter, utilizing the relief from royalty methodology under the income approach to estimate the fair value of the intangible assets. Based on testing, the respective assets’ carrying values exceeded their fair values, resulting in a loss on impairment for OWYN and for Atkins. In addition, the Company included the Quest brand and trademark indefinite-lived intangible asset within the quantitative assessment, utilizing the relief from royalty methodology under the income approach to estimate the fair value of the intangible asset. Based on testing, Quest’s fair value exceeded its carrying value, resulting in no impairment.

During the fifty-two weeks ended August 29, 2026, the Company recorded a loss on impairment of $200.0 million and $93.0 million for the OWYN and Atkins brand indefinite-lived intangible assets, respectively. During the fifty-two weeks ended August 30, 2025, the Company recorded a loss on impairment of $60.9 million for the Atkins brand indefinite-lived intangible asset and the licensing agreements finite-lived intangible asset.

The Company performed its annual qualitative impairment assessment of goodwill and its indefinite-lived and finite-lived intangible assets as of the first day of the fourth quarter of fiscal year 2026, which did not identify any incremental indicators of impairment from its previously performed quantitative assessment as of the last day of its third quarter. It was determined that it was more likely than not that goodwill and each indefinite-lived intangible asset had fair values in excess of or equal to their carrying values and its finite-lived intangible assets did not indicate that their carrying amounts may not be recoverable.

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

Amortization expense related to intangible assets was $15.6 million for the fifty-two weeks ended August 29, 2026, $15.1 million for the fifty-two weeks ended August 30, 2025, and $15.2 million for the fifty-three weeks ended August 31, 2024.

Estimated future amortization for each of the next five fiscal years and thereafter is as follows:

(In thousands)	Amortization
2027	13,575
2028	12,967
2029	12,967
2030	12,967
2031	12,967
Thereafter	38,561
Total	$104,004

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities in the Consolidated Balance Sheets were comprised of the following:

(In thousands)	August 29, 2026	August 30, 2025
Accrued compensation and benefits	$8,720	$15,955
Current operating lease liabilities	8,367	5,867
Accrued freight and manufacturing expenses	4,440	3,673
Accrued professional fees	2,074	1,446
Accrued advertising allowances and claims	1,946	2,959
Accrued commissions	881	1,881
Income taxes payable	7	1,214
Other taxes payable	2,681	6,254
Accrued R&D expenses	230	176
Other accrued expenses	3,356	6,794
Accrued expenses and other current liabilities	$32,702	$46,219

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

On April 25, 2023, the Company entered into the “2023 Repricing Amendment” to the Credit Agreement. The 2023 Repricing Amendment (i) reduced the interest rate per annum applicable to the Initial Term Loans outstanding under the Credit Agreement immediately prior to April 25, 2023, and (ii) provided for an extension of the maturity date of the Initial Term Loans from July 7, 2024, to March 17, 2027.

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

On November 19, 2025, the Company entered into an eighth amendment (the “2026 Incremental Facility Amendment”) to the Credit Agreement to increase the principal borrowed on the Term Facility by $150.0 million and provided for an extension of the maturity date from March 17, 2027, to March 17, 2030. The 2026 Incremental Facility Amendment also provided for an extension of the stated maturity date of the Revolving Commitments and Revolving Loans (each as defined in the Credit Agreement) from December 16, 2026, to the earlier of (i) 91 days prior to the then-effective maturity date of the Term Facility and (ii) December 16, 2029. The terms of the incremental borrowing are substantially the same as the terms of the outstanding borrowings under the Term Facility. No amounts of the Term Facility were repaid as a result of the execution of the 2026 Incremental Facility Amendment.

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

In connection with the closing of the 2026 Incremental Facility Amendment, the Company expensed $2.7 million of non-deferrable third-party costs through General and administrative within the Consolidated Statements of Income and Comprehensive Income (Loss) and capitalized $2.6 million of upfront lender fees (original issue discount) and third-party financing costs.

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

The Credit Agreement contains certain financial and other covenants that limit the Company’s ability to, among other things, incur and/or undertake asset sales and other dispositions, liens, indebtedness, certain acquisitions and investments, consolidations, mergers, reorganizations and other fundamental changes, payment of dividends and other distributions to equity and warrant holders, and prepayments of material subordinated debt, in each case, subject to customary exceptions materially consistent with credit facilities of such type and size. The Revolving Credit Facility has a maximum total net leverage ratio equal to or less than 6.00:1.00 contingent on credit extensions in excess of 30% of the total amount of commitments available under the Revolving Credit Facility. Any failure to comply with the restrictions of the credit facilities may result in an event of default. The Company was in compliance with all financial covenants as of August 29, 2026, and August 30, 2025, respectively.

Long-term debt consists of the following:

(In thousands)	August 29, 2026	August 30, 2025
Term Facility (effective rate of 5.7% at August 29, 2026)	$350,000	$250,000
Less: Deferred financing fees	(2,781)	(934)
Long-term debt, net of deferred financing fees	$347,219	$249,066

As of August 29, 2026, the Company had letters of credit in the amount of $0.8 million outstanding. These letters of credit offset against the $75.0 million availability of the Revolving Credit Facility and exist to support two of the Company’s leased buildings. No amounts were drawn against these letters of credit at August 29, 2026.

The Company is not required to make principal payments on the Term Facility over the twelve months following the period ended August 29, 2026. The outstanding balance of the Term Facility is due upon its maturity in March 2030.

As of August 29, 2026, aggregate principal maturities of debt for each of the next five fiscal years and thereafter are as follows:

(In thousands)	Principal maturities
2027	$—
2028	—
2029	—
2030	350,000
2031	—
Thereafter	—
Total debt	$350,000

The Company utilizes market approaches to estimate the fair value of certain outstanding borrowings by discounting anticipated future cash flows derived from the contractual terms of the obligations and observable market interest and foreign exchange rates. The Company carries debt at historical cost and discloses fair value. As of August 29, 2026, and August 30, 2025, the book value of the Company’s debt approximated fair value. The estimated fair value of the Term Loan is valued based on observable inputs and classified as Level 2 in the fair value hierarchy.

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

There were no transfers of financial instruments between the three levels of the fair value hierarchy during the fiscal years ended August 29, 2026, August 30, 2025, and August 31, 2024, respectively.

The Company’s non-financial assets, which consist primarily of property and equipment, right-of-use assets, goodwill, and other intangible assets, are not required to be carried at fair value on a recurring basis and are reported at carrying value. The fair values of these assets are determined, as required, based on Level 3 measurements, including estimates of the amount and timing of future cash flows based upon historical experience, expected market conditions, and management’s plans. All other components of the balance sheet such as accounts receivable, cash and cash equivalents, and others approximate fair value as of August 29, 2026.

9. Income Taxes

The sources of income (loss) before income taxes are as follows:

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
(In thousands)	August 29, 2026	August 30, 2025	August 31, 2024
Domestic	$(197,494)	$134,781	$184,580
Foreign	(629)	1,122	1,470
Total (loss) income before income taxes	$(198,123)	$135,903	$186,050

Income tax (benefit) expense was comprised of the following:

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
(In thousands)	August 29, 2026	August 30, 2025	August 31, 2024
Current:
Federal	3,598	24,591	30,600
State and local	3,749	7,665	7,392
Foreign	(115)	30	383
Total current expense	$7,232	$32,286	$38,375

Deferred:
Federal	$(36,075)	$(1,087)	$5,746
State and local	(13,244)	552	2,502
Foreign	(133)	538	118
Total deferred income tax (benefit) expense	(49,452)	3	8,366
Total tax (benefit) expense	$(42,220)	$32,289	$46,741

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the fifty-two weeks ended August 29, 2026 is as follows:

	52-Weeks Ended
	August 29, 2026
(In thousands)	%	$
US Federal Statutory Tax Rate	21.0%	$(41,606)
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	3.9	(7,800)
Foreign Tax Effects	0.1	(150)
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	—	53
Effects of Cross-Border Tax Laws	—	—
Tax Credits	0.3	(578)
Changes in Valuation Allowance	—	—
Nontaxable or Nondeductible Items
Wind-down of Canadian legacy operations	2.1	(4,146)
Goodwill Impairment	(4.0)	7,980
Officers' Compensation Limitation	(1.4)	2,684
Other	(0.2)	485
Changes in Unrecognized Tax Benefits	—	—
Other
Other	(0.5)	858
Effective Tax Rate	21.3%	$(42,220)
(1)California, Florida, Georgia, Iowa, Idaho, New Jersey, and Pennsylvania contributed to the majority of the tax effect in this category.

The following table presents income taxes paid (net of refunds received) for the fifty-two weeks ended August 29, 2026:

52-Weeks Ended
(In thousands)	August 29, 2026
Cash paid for income taxes, net of refunds:
US Federal	$9,728
State
California	787
Other	4,184
Foreign
Other	696
Total	$15,395

We paid cash for income taxes of $39.3 million for the fifty-two weeks ended August 30, 2025, and $33.2 million for the fifty-three weeks ended August 31, 2024.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the fifty-two weeks ended August 30, 2025, and fifty-three weeks ended August 31, 2024, is as follows:

	52-Weeks Ended	53-Weeks Ended
(In thousands)	August 30, 2025	August 31, 2024
Statutory income tax expense:	21.0%	21.0%
State income tax expense, net of federal	4.1	4.2
Valuation allowance	0.3	—
Taxes on foreign income above the U.S. tax	—	0.1
Change in tax rate	0.7	0.2
Non-deductible transaction costs	0.1	0.5
Other permanent items	(2.4)	(0.9)
Income tax expense	23.8%	25.1%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of August 29, 2026, and August 30, 2025, were as follows:

	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 29, 2026	August 30, 2025
Deferred tax assets
Accounts receivable allowances	$1,349	$1,522
Accrued expenses	3,012	5,937
Net operating loss carryforwards	5,602	10,104
Share based compensation	4,077	4,553
Lease liabilities	12,523	13,916
Capitalized Section 174 Expenditures	—	6,162
Tax capitalization of inventory costs	2,561	2,573
Transaction costs	1,465	1,664
Federal benefit of state taxes	840	1,603
Other	996	623
Deferred tax assets	32,425	48,657
Valuation allowance	(329)	(356)
Deferred tax asset, net of valuation allowance	$32,096	$48,301

Deferred tax liabilities:
Excess tax over book depreciation	(4,446)	(4,781)
Intangible assets	(133,171)	(197,031)
Lease right-of-use assets	(9,685)	(11,090)
Other	(1,357)	(1,414)
Deferred tax liabilities	(148,659)	(214,316)
Net deferred tax liabilities	$(116,563)	$(166,015)

	52-Weeks Ended	52-Weeks Ended
(In thousands)	August 29, 2026	August 30, 2025
Valuation Allowance:
Valuation allowance at beginning of year	$356	$—
Change in valuation allowance	(27)	356
Valuation allowance at end of year	$329	$356

The Company had federal net operating loss carryforwards of $11.1 million and $35.6 million, state net operating loss carryforwards of $35.7 million and $30.8 million, and foreign net operating loss carryforwards of $1.6 million and $0.4 million as of August 29, 2026 and August 30, 2025, respectively. Federal net operating loss carryforwards do not expire and the state net operating loss carryforwards will begin to expire in 2031. Foreign net operating loss carryforwards do not expire and are carried forward indefinitely.

As of August 29, 2026, the Company has recorded total valuation allowances of $0.3 million, of which $0.3 million relates to valuation allowances on deferred tax assets related to foreign net operating loss carryforwards. This amount represents a full valuation allowance on the deferred tax assets of foreign entities within Australia.

As of August 29, 2026, the Company does not intend to indefinitely reinvest its foreign earnings within its subsidiary in Canada and has not recognized any tax liabilities related to this jurisdiction. It is the Company’s intention to reinvest the earnings of its other non-U.S. subsidiaries in its Australia and New Zealand operations. As of August 29, 2026, the Company has not made a provision for U.S. or additional foreign withholding taxes for any outside basis differences inherent in its investments in foreign subsidiaries that are indefinitely reinvested. It is not practicable to estimate the amount of deferred tax liability related to investments in these foreign subsidiaries.

As of August 29, 2026, and August 30, 2025, the Company has no unrecognized tax benefits.

The Company records interest and penalties associated with unrecognized tax benefits as a component of tax expense. As of August 29, 2026, and August 30, 2025, the Company has not accrued any interest or penalties on unrecognized tax benefits, as there is no position recorded as of these fiscal year-ends. No changes to the uncertain tax position balance are anticipated within the next 12 months and are not expected to materially affect the financial statements.

As of August 29, 2026, tax years 2018 to 2025 remain subject to examination in the United States and the tax years 2019 to 2025 remain subject to examination in other major foreign jurisdictions where the Company conducts business. State income tax returns are generally subject to examination for a period of three to six years after the filing of the respective return. Net operating losses originating in earlier, otherwise closed tax years remain subject to examination to the extent they are utilized in an open tax year.

The future utilization of federal net operating loss carryforwards generated after 2017 is limited to 80% of taxable income. An additional limitation applies to the use of federal net operating loss and credit carryforwards, under Section 382 of the Internal Revenue Code of 1986, as amended, that is applicable if the Company experiences an “ownership change”. The Company has experienced various “ownership changes” in prior years. The resulting Section 382 limitations are not expected to materially affect the Company’s ability to utilize carryforwards. Future changes in the ownership of the Company could further limit the Company’s ability to utilize its net operating losses and credits.

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

On July 4, 2025, the H.R.1 tax law was enacted in the U.S. (the “H.R.1 Tax Act”). The H.R.1 Tax Act includes provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The Company has accounted for the effect of the applicable H.R.1 Tax Act provisions in its consolidated financial statements for the year ended August 29, 2026.

In December 2023, the FASB issued ASU 2023-09. The objective of the project is to improve the transparency and usefulness of income tax disclosures. The Company adopted ASU 2023-09 for the year ended August 29, 2026 and applied the new disclosure requirements prospectively to the current fiscal year. Prior fiscal year disclosures have not been adjusted to reflect the new disclosure requirements.

10. Leases

The Company generally leases office space and distribution centers in the United States through operating lease agreements. As of the fifty-two weeks ended August 29, 2026, the Company has no finance lease agreements. Our leases have remaining lease terms up to 6 years and most include an option to renew for additional terms.

The Company’s lease costs recognized in the Consolidated Statements of Income and Comprehensive Income (Loss) consist of the following:

		52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
(In thousands)	Statement of Operations Caption	August 29, 2026	August 30, 2025	August 31, 2024
Operating lease cost:
Lease cost	Cost of goods sold and General and administrative	$9,258	$9,381	$9,011
Variable lease cost (1)	Cost of goods sold and General and administrative	4,095	3,805	3,825
Total operating lease cost		$13,353	$13,186	$12,836

Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold	$—	$—	$125
Interest on lease liabilities	Interest expense	—	—	2
Total finance lease cost		$—	$—	$127

Total lease cost		$13,353	$13,186	$12,963
(1)Variable lease cost primarily consists of common area maintenance, such as cleaning and repairs.

The right-of-use assets and corresponding liabilities related to operating leases are as follows:

(In thousands)	Balance Sheets Caption	August 29, 2026	August 30, 2025
Assets
Operating lease right-of-use assets	Other long-term assets	$38,934	$44,118
Total lease assets		$38,934	$44,118

Liabilities
Current:
Operating lease liabilities	Accrued expenses and other current liabilities	$8,367	$5,867
Long-term:
Operating lease liabilities	Other long-term liabilities	41,978	49,494
Total lease liabilities		$50,345	$55,361

Future maturities of lease liabilities as of August 29, 2026, were as follows:

(In thousands)	Operating Leases
Fiscal year ending:
2027	$11,175
2028	10,636
2029	10,685
2030	10,756
2031	10,724
Thereafter	5,423
Total lease payments	59,399
Less: Interest	(9,054)
Present value of lease liabilities	$50,345

The weighted-average remaining lease terms and weighted-average discount rates for operating leases were as follows:

	August 29, 2026	August 30, 2025
Weighted-average remaining lease term (in years)
Operating leases	5.33	6.31
Weighted-average discount rate
Operating leases	6.0%	6.0%

Supplemental and other information related to leases was as follows:

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
(In thousands)	August 29, 2026	August 30, 2025	August 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$11,293	$10,153	$12,042
Operating cash flows from finance leases	$—	$—	$955
Financing cash flows from finance leases	$—	$—	$145

11. Commitments and Contingencies

Litigation

The Company is a party to certain litigation and claims that are considered normal to the operations of the business. From time to time, the Company has been and may again become involved in legal proceedings arising in the ordinary course of business. Except as described below, the Company is not presently a party to any litigation that it believes to be material, and the Company is not aware of any pending or threatened litigation against it that its management believes could have a material adverse effect on its business, operating results, financial condition or cash flows.

On August 14, 2026, a putative class action complaint captioned Monroe County Employees’ Retirement System v. The Simply Good Foods Co. et al., No. 1:26-cv-06971-JAV, was filed in the United States District Court for the Southern District of New York. The complaint names as defendants the Company, our former CEO Geoff E. Tanner, our former CFO Shaun P. Mara, and our current CFO Christopher J. Bealer. The complaint alleges that the defendants made materially false and/or misleading statements or omissions regarding our integration of OWYN and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff seeks to represent a putative class of stockholders who purchased our common stock between October 24, 2024, and April 8, 2026, both dates inclusive. We believe the complaint lacks merit and intend to defend the claims vigorously.

Other

The Company enters into endorsement contracts with certain celebrity figures and social media influencers to promote and endorse the Quest, Atkins, and OWYN brands and product lines. These contracts contain endorsement fees, which are expensed ratably over the life of the contract, and performance fees, which are recognized at the time of achievement. Based on the terms of contracts in place and achievement of performance conditions as of August 29, 2026, the Company will be required to make payments of $0.2 million over the next year.

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

During the fifty-two weeks ended August 29, 2026, the Company repurchased 11,662,234 shares of common stock at an average share price of $18.29 per share, inclusive of commissions and exclusive of accrued excise tax. During the fifty-two weeks ended August 30, 2025, the Company repurchased 1,592,471 shares of common stock at an average share price of $31.95 per share, inclusive of commissions and exclusive of accrued excise tax. The Company did not repurchase any shares of common stock during the fifty-three weeks ended August 31, 2024. The

U.S. Inflation Reduction Act of 2022 requires a 1% excise tax on the net amount of share repurchases. As of August 29, 2026, approximately $157.4 million remained available under the Current Authorization.

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

In periods in which the Company has a net loss, diluted loss per share is based on the weighted average number of common shares issued and outstanding as the effect of including common stock equivalents outstanding would be anti-dilutive. As the Company was in a net loss position for the fifty-two weeks ended August 29, 2026, 0.2 million shares of common stock issuable upon exercise of stock options and non-vested Stock Units were excluded from the diluted earnings per share computation.

The following table reconciles the numerators and denominators used in the computations of both basic and diluted earnings per share:

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
(In thousands, except share and per share data)	August 29, 2026	August 30, 2025	August 31, 2024
Basic (loss) earnings per share computation:
Numerator:
Net (loss) income available to common stock stockholders	$(155,903)	$103,614	$139,309
Denominator:
Weighted average common shares outstanding – basic	92,372,473	100,695,181	99,929,196
Basic (loss) earnings per share from net (loss) income	$(1.69)	$1.03	$1.39

Diluted (loss) earnings per share computation:
Numerator:
Net (loss) income available to common stock stockholders	$(155,903)	$103,614	$139,309
Denominator:
Weighted average common shares outstanding – basic	92,372,473	100,695,181	99,929,196
Employee stock options	—	629,800	1,112,459
Non-vested stock units	—	185,791	240,233
Weighted average common shares – diluted	92,372,473	101,510,772	101,281,888
Diluted (loss) earnings per share from net (loss) income	$(1.69)	$1.02	$1.38

Diluted earnings per share calculations for the fifty-two weeks ended August 29, 2026, the fifty-two weeks ended August 30, 2025, and the fifty-three weeks ended August 31, 2024, excluded 3.0 million shares, 0.7 million shares, and 0.8 million shares of common stock issuable upon exercise of stock options and non-vested Stock Units, respectively, that would have been anti-dilutive.

14. Incentive Plan

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

For the fifty-two weeks ended August 29, 2026, and the fifty-two weeks ended August 30, 2025, and fifty-three weeks ended August 31, 2024, the Company recorded stock-based compensation expense of $17.3 million, $15.3 million, and $18.4 million, respectively.

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

The Incentive Plan provides for the issuance of a maximum of 6,355,505 shares of stock-denominated awards to directors, employees, officers and agents of the Company. As of August 29, 2026, there were 3.6 million shares available for grant under the Incentive Plan.

President and Chief Executive Officer Stock Inducement Award

In connection with the hiring of the Company’s President and Chief Executive Officer on January 19, 2026, the Board of Directors granted a stock option exercisable for the purchase of 2,000,000 shares of the Company’s common stock at an exercise price of $20.93 per share (the “CEO Stock Option Inducement Award”). This stock option is considered an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4) whereby the underlying shares were authorized outside of the Incentive Plan and the Prior Plan in connection with the commencement of the new President and Chief Executive Officer’s employment. The CEO Stock Option Inducement Award has a term that expires on January 19, 2034, and vests in three substantially equal installments on the anniversary of the grant date beginning January 19, 2027. The fair value of the Inducement Award was $7.38 per share and was computed using the Black-Scholes Option Pricing Model.

Stock Options

Stock options granted under the Incentive Plan are granted at a price equal to or more than the fair value of common stock on the date the option is granted. Stock options under the Incentive Plan generally become exercisable ratably over three years from the date of grant and must be exercised within ten years from the date of grant.

The following table summarizes stock option activity, inclusive of the CEO Stock Option Inducement Award, for the fifty-two weeks ended August 29, 2026:

(In thousands, except share and per share data)	Shares underlying options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding as of August 30, 2025	1,476,243	$25.44	4.61	$10,147
Granted	2,059,311	20.93
Exercised	(88,000)	12.00
Forfeited	(46,215)	29.92
Outstanding as of August 29, 2026	3,401,339	$23.00	5.98	$—
Vested and expected to vest as of August 29, 2026	3,401,339	$23.00	5.98	$—
Exercisable as of August 29, 2026	1,307,993	$25.89	3.60	$—

The following table summarizes information about stock options outstanding at August 29, 2026:

Range of Exercise Prices			Number outstanding	Weighted average exercise price	Weighted average remaining life (years)	Number exercisable	Weighted average exercise price
$12.00	-	17.77	353,163	$12.67	1.01	353,163	$12.67
$17.78	-	23.55	2,330,672	20.84	6.96	271,361	20.17
$23.56	-	29.33	137,069	24.41	3.16	137,069	24.41
$29.34	-	35.11	11,755	33.02	0.05	11,755	33.02
$35.12	-	40.88	568,680	37.68	5.86	534,645	37.76
			3,401,339	$23.00	5.98	1,307,993	$25.89

The weighted average fair value of options granted during the fifty-two weeks ended August 29, 2026, the fifty-two weeks ended August 30, 2025, and fifty-three weeks ended August 31, 2024, were $7.38, $16.47, and $14.36, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model based on the following assumptions:

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
	August 29, 2026	August 30, 2025	August 31, 2024
Expected volatility	32.22%	37.58%	37.00%
Expected dividend yield	—%	—%	—%
Expected option term	5	6.5	6
Risk-free rate of return	3.82%	4.00%	4.39%

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

As of August 29, 2026, the Company had $10.9 million of total unrecognized compensation cost related to stock option plans that will be recognized over a weighted average period of 1.4 years. During the fifty-two weeks ended August 29, 2026, fifty-two weeks ended August 30, 2025, and fifty-three weeks ended August 31, 2024, the Company received $1.1 million, $12.9 million, and $4.3 million in cash from stock option exercises, respectively.

Restricted Stock Units

Restricted stock units granted under the Incentive Plan are granted at a price equal to the closing market price of the Company’s common stock on the date of grant. Restricted stock units granted under the Incentive Plan generally vest over three years.

The following table summarizes restricted stock unit activity for the fifty-two weeks ended August 29, 2026:

	Units	Weighted average grant-date fair value
Non-vested as of August 30, 2025	639,015	$36.14
Granted	1,284,008	15.09
Vested	(362,289)	33.15
Forfeited	(169,806)	28.76
Non-vested as of August 29, 2026	1,390,928	$18.39

As of August 29, 2026, the Company had $16.6 million of total unrecognized compensation cost related to restricted stock units that will be recognized over a weighted average period of 1.9 years.

Performance Stock Units

During the fifty-two weeks ended August 29, 2026, the Board of Directors granted performance stock units under the Prior Plan. The number of shares issuable as a result of grants of performance stock units is determined based on market-based criteria, performance-based criteria, or a combination of market-based criteria and performance-based criteria. The number of shares may be increased or decreased based on the results of these metrics in accordance with the terms established at the date of grant.

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

For Company financial performance-based criteria awards, we estimate the probability that the Company’s internally established performance criteria will be achieved at each reporting period and adjust compensation expense accordingly. The performance metrics achieved determine the percent of the target award earned, ranging between 0% and 200%. These units are valued using the closing market price of the Company’s common stock on the date of grant.

For market-based criteria and Company financial performance-based criteria awards, the Company’s TSR within the peer group and the performance metrics achieved determine the percent of the target award earned, ranging between 0% and 275%. We estimate the probability that the performance criteria will be achieved at each reporting period and adjust compensation expense accordingly. Should the performance-based criteria not be probable of being achieved, the compensation expense for the value of the award incorporating the market-based criteria is recognized ratably over the term, provided the requisite service is rendered. These units are valued using a Monte Carlo simulation.

The following table summarizes performance stock unit activity for the fifty-two weeks ended August 29, 2026:

	Units	Weighted average grant-date fair value
Non-vested as of August 30, 2025	278,193	$52.66
Granted	290,348	23.92
Vested	(56,651)	62.55
Forfeited	(212,226)	35.87
Non-vested as of August 29, 2026	299,664	$34.84

Performance stock units are generally granted to employees as a part of the annual grant in November of the associated fiscal year, although the Board of Directors reserves the right to administer mid-year grants from time to time as it sees fit. The fair value of each performance stock unit grant with a market-based TSR component is estimated on the date of grant using a Monte Carlo simulation based on the following assumptions presented below which are associated with each year’s annual grant:

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
	August 29, 2026	August 30, 2025	August 31, 2024
Expected volatility	29.96%	31.38%	33.96%
Expected dividend yield	—%	—%	—%
Expected performance term	2.93	2.93	2.93
Risk-free rate of return	3.54%	4.14%	4.62%
Fair value	$22.22	$54.41	$57.43

As of August 29, 2026, the Company had $3.4 million of total unrecognized compensation cost related to performance stock units that will be recognized over a weighted average period of 1.7 years.

Stock Appreciation Rights

Stock appreciation rights (“SARs”) permit the holder to participate in the appreciation of the Company’s common stock price and are awarded to non-employee consultants of the Company. The SARs settle in shares of its common stock once the applicable vesting criteria have been met. The SARs outstanding as of August 29, 2026 cliff vested two years from the date of grant and must be exercised within five years from the date of grant.

The following table summarizes SARs activity for the fifty-two weeks ended August 29, 2026:

	Shares Underlying SARs	Weighted average exercise price
Outstanding as of August 30, 2025	150,000	$37.67
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of August 29, 2026	150,000	$37.67
Vested as of August 29, 2026	150,000	$37.67
Exercisable as of August 29, 2026	150,000	$37.67

The SARs outstanding as of the fifty-two weeks ended August 29, 2026 are liability-classified; therefore, the related stock-based compensation expense is based on the vesting provisions and the fair value of the awards.

15. Segment and Customer Information

Segment Information

As of August 29, 2026, the Company determined its operations are organized into one consolidated operating segment and reportable segment, represented by the Company’s consolidated financial statements. Previously, as of August 30, 2025, the Company’s operations were organized into two operating segments, Quest and Atkins, and OWYN, which were aggregated into one reportable segment due to similar financial, economic and operating characteristics.

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

The following table summarizes our segment net sales, significant expenses, and net income for the fifty-two weeks ended August 29, 2026, fifty-two weeks ended August 30, 2025, and fifty-three weeks ended August 31, 2024:

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
(In thousands)	August 29, 2026	August 30, 2025	August 31, 2024
Net sales	$1,356,499	$1,450,920	$1,331,321
Cost of goods sold	914,136	925,173	819,755
Operating expenses:
Selling and marketing	129,446	134,282	143,929
General and administrative	143,901	155,930	129,699
Depreciation and amortization	17,731	16,900	16,917
Business transaction costs	—	820	14,524
Loss on impairment	331,000	60,928	—
Other income (expense)	(18,408)	(20,984)	(20,447)
Income tax (benefit) expense	(42,220)	32,289	46,741
Net (loss) income	$(155,903)	$103,614	$139,309

Geographic Information

The following is a summary of revenue disaggregated by geographic area and brand:

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
(In thousands)	August 29, 2026	August 30, 2025	August 31, 2024
North America (1)
Atkins	$332,674	$420,787	$491,986
Quest	869,707	863,614	777,394
OWYN	123,785	137,020	29,213
Total North America	1,326,166	1,421,421	1,298,593
International (1)	30,333	29,499	32,728
Total	$1,356,499	$1,450,920	$1,331,321
(1) The North America geographic area consists of net sales substantially related to the United States and there is no individual foreign country to which more than 10% of the Company’s net sales are attributed or that is otherwise deemed individually material.

The following is a summary of long lived assets by geographic area:

(In thousands)	August 29, 2026	August 30, 2025
Long lived assets
North America (1)	$52,614	$39,738
Total	$52,614	$39,738
(1) The North America geographic area consists of long-lived assets substantially related to the United States and there is no individual foreign country in which more than 10% of the Company’s long-lived assets are located or that is otherwise deemed individually material.

Significant Customers

Credit risk for the Company was concentrated in two customers who each comprised more than 10% of the Company’s total sales for the fifty-two weeks ended August 29, 2026, fifty-two weeks ended August 30, 2025, and fifty-three weeks ended August 31, 2024:

	52-Weeks Ended	52-Weeks Ended	53-Weeks Ended
	August 29, 2026	August 30, 2025	August 31, 2024
Customer 1	30%	31%	31%
Customer 2	20%	18%	18%

At August 29, 2026, and August 30, 2025, the following amounts of the Company’s accounts receivable, net were related to these significant customers for the periods in which the customers were significant:

(In thousands)	August 29, 2026		August 30, 2025
Customer 1	$47,726	35%	$60,151	36%
Customer 2	$50,319	37%	$46,225	28%

16. Restructuring and Other

For the fifty-two weeks ended August 29, 2026, the Company incurred $19.5 million of costs for restructuring activities, of which $5.7 million have been included within Cost of goods sold, $1.1 million have been included within Selling and marketing, and $12.7 million have been included within General and administrative, which includes $2.6 million of impairment charges related to various assets utilized at our contract manufacturing facilities for which their carrying values were greater than their fair values, in the Consolidated Statements of Income and Comprehensive Income (Loss).

Changes to the restructuring liability during the fifty-two weeks ended August 29, 2026 were as follows:

(in thousands)	Termination benefits, severance and other	Total Liability
Balance as of August 30, 2025	$—	$—
Charges	19,492	19,492
Cash payments	(14,565)	(14,565)
Non-cash settlements or adjustments	(3,947)	(3,947)
Balance as of August 29, 2026	$980	$980

During the second quarter of fiscal year 2026, the Company announced certain restructuring activities in conjunction with the implementation of the Company’s modified organization design and actions to streamline its operations, which will create a more efficient organization that will continue to support and build its business. These restructuring plans primarily included workforce reductions, changes in management structure, actions to streamline its operations and other cost savings initiatives. As of August 29, 2026, the Company expects to incur approximately $25.0 million, including the $19.5 million referenced above, in restructuring and other costs, which were paid throughout fiscal 2026 and will continue to be paid throughout fiscal 2027.

In connection with the restructuring activities, the Company recorded incremental stock-based compensation expense of $1.0 million in the second quarter of fiscal year 2026 related to the separation of the Company’s prior President and Chief Executive Officer in January 2026. Refer to Note 14, Incentive Plan, of our Notes to Consolidated Financial Statements in this Report for additional information.

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

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation (pursuant to Rule 13a-15(b) under the Exchange Act) of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 29, 2026, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting (“ICFR”), as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Management assessed the effectiveness of our ICFR as of August 29, 2026. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment using these criteria, management has concluded that our ICFR was effective as of August 29, 2026.

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

The effectiveness of our ICFR as of August 29, 2026, was audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report appearing below, which expressed an unqualified opinion on the effectiveness of our ICFR as of August 29, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our ICFR during the quarter ended August 29, 2026, that have materially affected, or are reasonably likely to materially affect, our ICFR.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The Simply Good Foods Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Simply Good Foods Company and subsidiaries (the “Company”) as of August 29, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 29, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fifty-two weeks ended August 29, 2026, of the Company and our report dated October 27, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Denver, CO
October 27, 2026

Item 9B. Other Information.

In the quarter ended August 29, 2026, no directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated herein by reference to our definitive proxy statement for our 2027 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 29, 2026.

Item 11. Executive Compensation.

Incorporated herein by reference to our definitive proxy statement for our 2027 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 29, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference to our definitive proxy statement for our 2027 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 29, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference to our definitive proxy statement for our 2027 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 29, 2026.

Item 14. Principal Accountant Fees and Services.

Information about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be presented under the caption “Audit Committee Matters - Principal Accounting Firm Fees” in our definitive proxy statement for our 2027 Annual Meeting of Stockholders to be filed no later than 120 days after the end of the fiscal year ended August 29, 2026 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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
10.5†
The Simply Good Foods Company Third Amended and Restated Executive Severance Compensation Plan, Effective May 23, 2025 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 28, 2025).

10.6†	Employment Agreement, dated January 19, 2026, between The Simply Good Foods Company and Joseph E. Scalzo (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 21, 2026).
10.7†
The Simply Good Foods Company Stand-Alone Inducement Award - Nonqualified Stock Option Grant Notice and Agreement with Joseph E. Scalzo (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on January 21, 2026).

10.8†
Separation Agreement and General Release, dated January 18, 2026, by and between Geoff E. Tanner and Simply Good Foods USA, Inc., and for certain purposes therein, The Simply Good Foods Company (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on January 21, 2026).

10.9
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

10.11
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

10.12
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

10.13
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

10.14
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

10.15
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

Exhibit No.	Document
10.16
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

10.17
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

10.18
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

THE SIMPLY GOOD FOODS COMPANY
		By:	/s/ Joseph E. Scalzo
Date:	October 27, 2026	Name:	Joseph E. Scalzo
		Title:	Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph E. Scalzo	Chief Executive Officer, President and Director	October 27, 2026
Joseph E. Scalzo	(Principal Executive Officer)

/s/ Christopher J. Bealer	Chief Financial Officer	October 27, 2026
Christopher J. Bealer	(Principal Financial and Accounting Officer)

/s/ James M. Kilts	Chairman of the Board of Directors	October 27, 2026
James M. Kilts

/s/ Clayton C. Daley, Jr.	Director	October 27, 2026
Clayton C. Daley, Jr.

/s/ Romitha Mally	Director	October 27, 2026
Romitha Mally

/s/ Michelle P. Goolsby	Director	October 27, 2026
Michelle P. Goolsby

/s/ Robert G. Montgomery	Director	October 27, 2026
Robert G. Montgomery

/s/ Brian K. Ratzan	Director	October 27, 2026
Brian K. Ratzan

/s/ David W. Ritterbush	Director	October 27, 2026
David W. Ritterbush

/s/ Joseph J. Schena	Director	October 27, 2026
Joseph J. Schena

/s/ David J. West	Director	October 27, 2026
David J. West

/s/ James D. White	Director	October 27, 2026
James D. White